Form 10-K
period 2002-03-31
GENESIS MICROCHIP INC /DE
filed 2002-07-01
CIK 1161396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-31376

GENESIS MICROCHIP INC.
(Exact name of registrant as specified in its charter)

DELAWARE	77-0584301
(State of incorporation)	(IRS employer identification number)

2150 GOLD STREET P.O. BOX 2150 ALVISO, CALIFORNIA	95002
(Address of principal executive offices)	(Zip Code)

(408) 262-6599
(Registrant’s telephone number)

Securities registered pursuant to section 12(g) of the Act:

Common shares, $0.001 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The aggregate market value of shares of common stock held by non-affiliates at June 14, 2002 was approximately $277,214,000 based on the last reported sale price of our common stock on The Nasdaq National Market on that date of $9.02 per share. We had 31,365,777 shares of common stock outstanding at June 14, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference information from the Proxy Statement for the Registrant’s 2002 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended March 31, 2002.

Statement regarding forward-looking statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations concerning matters that are not historical facts. Words such as “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar words and expressions are intended to identify forward-looking statements. We believe that the expectations reflected in the forward-looking statements are reasonable but we cannot assure you that those expectations will prove to be correct. Important factors that could cause our actual results to differ materially from those expectations are disclosed in this report, including, without limitation, in the “Risk Factors” described in Item 7. All forward-looking statements are expressly qualified in their entirety by these factors and all related cautionary statements. We do not undertake any obligation to update any forward-looking statements.

Trademarks

Genesis with its logo® is our registered trademark, and Genesis Display Perfection™, SmartSCAN™, RealColor™, Real Recovery™, Ultra-Reliable DVI™, Diamond Cinema™, Platinum Cinema™, Crystal Cinema™, Faroudja™, Nuon™ and DCDi by Faroudja™ are our trademarks. This report also refers to the trademarks of other companies.

PART I

Item 1.    Business:

Overview

We design, develop and market integrated circuits that receive and process digital video and graphic images. Our integrated circuits are typically located inside a display device and process incoming images for viewing on that display. We are currently targeting the flat-panel computer monitor, flat-panel television and progressive scan cathode ray tube, or CRT, television markets and other potential mass markets.

The transition from analog display systems, such as most televisions and computer monitors that use cathode ray tubes, to digital display systems that use a fixed matrix of pixels to represent an image, requires sophisticated digital image-processing solutions. Our products solve input, resolution, format and frame refresh rate conversion problems while maintaining critical image information and improving perceived image quality. Our products utilize patented algorithms and integrated circuit architectures as well as advanced integrated circuit design and system design expertise.

We began our business as a Canadian company in 1987, and changed our domicile to become a Delaware corporation in February 2002. Until 1999 we were focused primarily on developing digital image processing technologies. In May 1999 we acquired a private US corporation, Paradise Electronics, Inc., which, in addition to developing digital image processing technologies, was developing analog and mixed signal communications technologies. We have now combined analog and mixed signal technologies with digital image processing technologies into more comprehensive semiconductor solutions.

Recently, in February 2002, we acquired a public US corporation, Sage, Inc. In addition to bringing additional image processing and mixed signal technologies to address the flat panel monitor market, Sage was developing significant expertise in technologies addressing other emerging display applications. In March 2002 we acquired the technology assets of VM Labs, Inc. Those technologies include video decoding and audio technologies. We believe that these recent acquisitions will improve our product offerings into the flat panel monitor market and improve our ability to diversify our business into other emerging display markets, such as flat-panel television and progressive scan CRT television markets and other potential mass markets.

We operate through subsidiaries and offices in the United States, Canada, China, India, Japan, South Korea, and Taiwan. Our business is conducted globally, with the majority of our suppliers and customers located in

Japan, South Korea or Taiwan. For a geographical breakdown of our revenues and long-lived assets, see note 16 to our consolidated financial statements included in Item 8 of this report.

Markets and applications

Our primary targeted markets include the following:

•
Flat-Panel Computer Monitors.    Flat panel computer monitors using liquid crystal displays, or LCDs, are increasingly replacing monitors that use CRTs. For the year ended March 31, 2002, the flat panel computer monitor market represented 88.8% of our total revenues. Companies whose flat-panel computer monitors incorporate our products include Benq, Compaq, Dell, Fujitsu, Hewlett-Packard, IBM, NEC, Philips, Samsung, Sony, ViewSonic and many other leading brands.

•
Consumer Digital Television.    We are leveraging our technologies and continue to produce products for consumer digital television markets. These potential markets include home theater, DVD, flat panel and digital television and HDTV. We have secured a number of design wins with leading manufacturers in these markets.

Products

The following table shows our principal integrated circuit products at March 31, 2002:

Product Family	Description	Markets	Product Features	Initial Production Release (1)

gm5010 gm5020 gm5060	Analog and DVI interface LCD monitor controllers (for XGA to UXGA resolutions)	Multi-synchronous LCD monitors and other fixed-resolution pixelated displays	Integrated DVI receiver; analog-to-digital converter (ADC); Image scaler; “RealColor” color adjustment technology; advanced OSD controller	Q4 2000

gmZAN1 gmZAN2	Analog interface LCD monitor controllers (for XGA-resolution monitors)	LCD monitors and other fixed-resolution pixelated displays	Integrated analog-to-digital converter (ADC); Image scaler; OSD controller	Q2 2000

s900x	Analog interface LCD monitor controllers (for XGA-resolution monitors)	LCD monitors and other fixed-resolution pixelated displays	Integrated analog-to-digital converter (ADC); Image scaler; OSD controller; integrated LVDS transmitter	Acquired from Sage Q1 2002

JagASM Jag200	Analog and digital interface LCD monitor controllers (for SXGA to UXGA-resolution monitors)	Multi-synchronous LCD monitors and other fixed-resolution pixelated displays	Integrated analog-to-digital converter (JagASM); Image scaler; Picture in Picture controller; Advanced OSD controller;	Acquired from Sage Q1 2002

JagTx s9220 s9250	DVI interface LCD Monitor controllers for XGA and SXGA resolutions	LCD monitors and other fixed-resolution pixelated displays	Integrated DVI receiver, Image scaler; Color controls; OSD controller; LCD panel timing controller (s9250)	Acquired from Sage Q1 2002

s9050	Analog interface LCD monitor controllers (for XGA and SXGA resolution monitors)	LCD monitors and other fixed-resolution pixelated displays	Integrated analog to digital converters; Image scaler; Advanced OSD controller; Color controls; LCD panel timing controller	Acquired from Sage Q1 2002

Product Family	Description	Markets	Product Features	Initial Production Release (1)

s93xx	Analog and DVI interface LCD monitor controllers (for XGA and SXGA resolutions)	LCD monitors and other fixed-resolution pixelated displays	Integrated DVI receiver; analog-to-digital converters (ADC); Image scaler; advanced color control technology; Advanced OSD controller; LCD panel timing controller	Acquired from Sage Q1 2002

gm51xx	Dual interface Analog and DVI LCD monitor controllers (for XGA and SXGA-resolution monitors)	LCD monitors and other fixed-resolution pixelated displays	Integrated DVI receiver; analog-to-digital converters (ADC); Image scaling; advanced color controls; advanced OSD controller; LCD panel timing controller (select models)	Q4 2001

gm31xx	DVI interface LCD Monitor controllers for XGA and SXGA resolutions	LCD monitors and other fixed-resolution pixelated displays	Integrated DVI receiver; Image scaling; advanced color controls; advanced OSD controller; LCD panel timing controller (select models)	Q4 2001

gm21xx	Integrated Analog LCD monitor controllers (for XGA and SXGA-resolution monitors)	LCD monitors and other fixed-resolution pixelated displays	Integrated analog-to-digital converters (ADC); Image scaling; advanced color controls; advanced OSD controller; LCD panel timing controller (select models)	Q4 2001

gmVLX1A-X	Digital video processor	Home theater, PCTV, DVD, plasma panels, projection systems.	Genesis proprietary vertical-temporal de-interlacing filtering, advanced film mode, advanced scaling engine	Q1 1999

gm60xx	Digital TV video processors	CRT TV, Flat Panel TV, Video projectors	Motion adaptive de-interlacing; film mode control; Picture in Picture controller	Q1 2002

FLI22xx	Video format conversion and image enhancement processors	CRT TV, Flat Panel TV, DVD player, Video projectors	Motion adaptive de-interlacing; film mode control; noise reduction; image enhancement	Acquired from Sage Q1 2002

gm7030	Digital CRT interface controller	Digital CRT Displays	Integrated DVI interface; analog to digital converters; High-Bandwidth Digital Content Protection (HDCP); color controls; image format conversion; digital to analog converter	Q1 2002

(1)	Calendar quarter. References in this report to fiscal year 2002 mean the fiscal year ended March 31, 2002.

Research and development

Our research and development efforts are performed within the following specialized groups:

•	Algorithm Development Group: focuses on developing high-quality image processing technologies and their implementation in silicon.

•
Product Development Group: focuses on developing standard semiconductor components to service our monitor and computer OEM customers and providing them with a complete turnkey solution, which reduces their time to market. In addition we develop semiconductor components to serve customers who are designing products for new market applications, such as flat-panel television and progressive scan CRT television markets and other potential mass markets.

•
System Engineering Group: produces evaluation boards and manufacture-ready reference designs that facilitate the integration of our products into the end products manufactured by our customers. In addition to producing reference designs for flat panel monitors, the systems engineering group focuses on the emerging market for flat panel televisions. New reference designs being produced have full television functionality, and are targeted at a range of television sets from 13-inch LCD TVs to high- end 60-inch plasma display panel, or PDP, displays. For flat panel monitors, new reference designs address the need for continued cost reduction.

•
Software Engineering Group: develops the software environment required for our products to work within target systems. Software is now embedded in many of our products. The other major role of software engineering is tool development. We provide sophisticated software tools to help our customers develop their applications and customize their software to improve the productivity of those engineers involved in the process of getting their products into production.

As of March 31, 2002, we had 230 full-time employees engaged in research and development. Expenditures for research and development, including non-cash stock-based compensation, were $21.8 million for the year ended March 31, 2002, $17.4 million for the year ended March 31, 2001 and $16.1 million for the year ended March 31, 2000.

Customers, sales and marketing

We sell and market our products directly to customers, through regional sales representatives and through distributors. Our sales and marketing personnel work closely with customers, industry leaders, sales representatives and our distributors to define features, performance, price and market timing of new products. In South Korea and Taiwan we sell our products though our local sales and technical support office. In North America we sell through technically trained sales representatives and distributors. In Europe, we sell our products through distributors. In Japan, we sell our products through both technically trained sales representatives and through distributors. Regardless of the sales channels used, we provide technical support and design assistance directly to our customers. We focus on developing long-term customer relationships with both system manufacturers and equipment manufacturers.

We provide direct service and support to our customers through our offices in the United States, Canada, Japan, Korea, China and Taiwan. Our sales representatives and our distributors also provide ongoing support and service on our behalf. We provide customer support through both on-site customer service and though remote support from our various facilities. We generally provide a one-year warranty for our integrated circuit products.

Our revenues are derived primarily from sales of our semiconductor components into the flat panel monitor market. For the year ended March 31, 2002, 88.8% of our revenues came from this market. As a result, we derive a substantial portion of our revenues from a limited number of products. For the year ended March 31, 2002 our gmZAN1 analog-only interface product contributed 45.4% of our revenues and our gm5020 dual-interface product contributed 29.8% of our revenues. Each of these semiconductor products is targeted at the flat panel monitor market.

Our sales are also derived from a limited number of customers, with our largest five customers accounting for 53% of total revenues in fiscal 2002, 31% of total revenues for fiscal 2001, and 34% during fiscal 2000.

For the year ended March 31, 2002, two customers, Samsung Electronics Co. and Top Victory Electronics Co., each accounted for more than 10% of our total revenues. For the year ended March 31, 2001, no customer accounted for more than 10% of our total revenues, and for the year ended March 31, 2000, one customer accounted for more than 10% of our total revenues. At March 31, 2002, no customer represented more than 10% of accounts receivable trade. At March 31, 2001, one customer represented 10% of accounts receivable trade. The loss of any significant customer could have a material adverse impact on our business.

We sell our products primarily outside of the United States. In the year ended March 31, 2002, 94.2% of our revenues were from sales to Japan, South Korea and Taiwan and 4.0% of our revenues were from customers in the United States.

Additional information on the concentration of our revenues by geography, customers and markets can be found in note 16 to our consolidated financial statements included in Item 8 of this report.

As of March 31, 2002, our sales and marketing force totaled 94 people. This included 12 field applications engineers whose role is to create reference designs and assist our customers to incorporate our integrated circuits into their products.

Manufacturing

Third parties with state-of-the-art fabrication equipment and technology manufacture our products. This approach enables us to focus on product design and development, minimizes capital expenditures and provides us with access to advanced manufacturing facilities. Currently, our products are being fabricated, assembled or tested by Advanced Semiconductor Engineering, International Semiconductor Engineering Labs, Silicon Precision Industries Ltd., ST Microelectronics, Taiwan Semiconductor Manufacturing Corporation and United Microelectronics Corporation.

As semiconductor manufacturing technologies advance, manufacturers typically retire their older manufacturing processes in favor of newer processes. When this occurs, the manufacturer generally provides notice to its customers of its intent to discontinue a process, and its customers will either retire the affected part or design a newer version of the part that can be manufactured on the more advanced process. Consequently, our products may become unavailable from their current manufacturers if the processes on which they are produced are discontinued. Our devices are mainly 0.25 micron technology and these geometries will likely be available for the next two to three years. We must manage the transition to new parts from existing parts. We have commitments from our suppliers to provide notice of any discontinuance of their manufacturing processes in order to assist us in managing these types of product transitions.

All of our products are sourced such that there we have only one supplier for any one device. Based on our current production volumes, this approach of single sourcing is reasonable. As our volumes grow, we intend to secure sufficient fabrication capacity and diversify our sources of supply. Any inability of a current supplier to provide adequate capacity would require us to obtain products from alternate sources. There is a considerable amount of time required to change wafer fabrication suppliers for any single product, and well as substantial costs to bring that supplier into volume production. Should a source of a product cease to be available, we believe that this would have a material adverse effect on our business, financial condition and results of operations. We have no guarantees of minimum capacity from our suppliers and are not liable for minimum purchase commitments.

Intellectual property and licenses

We protect our technology through a combination of patents, copyrights, trade secret laws, trademark registrations, confidentiality procedures and licensing arrangements. We have been issued 89 patents in the United States with an additional 40 patent applications pending. In addition to the United States, we apply for and have been granted patents in other jurisdictions, including Europe, Japan, Taiwan and Korea. We have been issued 43 foreign patents and have 65 foreign patents pending. Our patents relate to various aspects of algorithms, product design or architectures. To supplement our proprietary technology, we also license several patents from third parties.

Competition

The markets in which we operate are intensely competitive and are characterized by rapid technological change, evolving industry standards and declining average selling prices. We face competition from both large companies and start-up companies, including Macronix International Co., Media Reality Technologies,Inc., Ltd., Philips Semiconductors, a division of Philips Electronics NV, Pixelworks, Inc., Silicon Image, Inc., SmartASIC Inc., ST Microelectronics, Inc., Trident Microsystems Inc. and Trumpion Microelectronics, Inc. We believe that the principal competitive factors in our markets are:

•	product design features and performance,

•	product price,

•	the time to market of our products, and

•	the quality and speed of customer support.

Backlog

Our customers typically order products by way of purchase orders that may be canceled or rescheduled without significant penalty. These purchase orders are subject to price negotiations and to changes in quantities of products and delivery schedules in order to reflect changes in their requirements and manufacturing availability. Historically, most of our sales have been made pursuant to short lead-time orders. In addition, our actual shipments depend on the manufacturing capability of our suppliers and the availability of products from those suppliers. As a result of the foregoing factors, we do not believe the backlog at any given time is a meaningful indicator of our future revenues.

Employees

As of March 31, 2002, we employed a total of 408 full-time employees, including 230 in research and development, 94 in sales and marketing, 35 in manufacturing operations and 49 in finance and administration. We employ a number of temporary and part-time employees and consultants on a contract basis. Our employees are not represented by a collective bargaining organization. We believe that relations with our employees are satisfactory.

Item 2.    Properties:

We lease offices in Alviso, Milpitas and Sunnyvale, California; Thornhill, Ontario, Canada; Bangalore, India; Taipei, Taiwan; Seoul, Korea; Shenzen, China; and Tokyo, Japan. We believe our existing facilities are adequate to meet our needs for the immediate future and that future growth can be accomplished by leasing additional or alternative space on commercially reasonable terms. The facility that we lease in Milpitas, California was acquired in connection with the acquisition of Sage. That facility is not used for our current operations and has been vacated. Further information on our lease commitments can be found in notes 8 and 15 to our consolidated financial statements included in Item 8 of this report.

Item 3.    Legal Proceedings:

On March 14, 2002, we filed a patent infringement lawsuit against Media Reality Technologies, Inc. (MRT), SmartASIC Inc., and Trumpion Microelectronics, Inc. in the United States District Court for the Northern District of California. The complaint alleges that certain MRT, SmartASIC, and Trumpion products, which are sold as video/graphics display controllers, infringe various claims of one of our U.S. patents. This patent has also been issued in Japan and Korea and is pending in Taiwan. As part of this lawsuit, we are seeking monetary damages and a permanent injunction that bars MRT, SmartASIC and Trumpion from making, using, importing, offering to sell, or selling the allegedly infringing products in the United States.

On April 24, 2001, Silicon Image, Inc. filed a patent infringement lawsuit against Genesis in the United States District Court for the Eastern District of Virginia and simultaneously filed a complaint before the United States International Trade Commission in Washington, D.C. The complaint and suit allege that all of Genesis products that contain digital receivers infringe on various claims of one of their patents. Genesis believes the lawsuit and the complaint are baseless and without merit and we intend to vigorously defend against these claims. On December 7, 2001 Silicon Image, Inc. formally moved to withdraw its complaint before the United States International Trade Commission and have terminated these proceedings. The trial to be held in the United States District Court for the Eastern District of Virginia is scheduled to commence on January 20, 2003. The future financial impact of these claims is not yet determinable and no provision has been made in our consolidated financial statements for any future costs associated with these claims.

In addition to the two specific proceedings set out above, we are engaged in other legal proceedings that are not material in the aggregate.

Item 4.    Submission of Matters To a Vote of Security Holders:

On February 11, 2002, our shareholders approved a change in our domicile to Delaware from Nova Scotia, Canada. The change in domicile was a condition to closing our merger with Sage, Inc. The change in domicile was approved with 51 members (being 94.44% of those members present in person or by proxy) representing 13,630,729 shares (being 96.74% of those shares present in person or by proxy) voting in favor. Two members voted against the resolution (being 3.70% of those members present in person or by proxy) representing 39,847 shares (being 0.28% of those shares present in person or by proxy). One member (being 1.85% of those members present in person or by proxy) representing 418,891 shares (being 2.97% of those shares present in person or by proxy) abstained. The Supreme Court of Nova Scotia granted a final order approving an arrangement that effectively changed our domicile from Nova Scotia, Canada to Delaware. Our change in domicile was effective after the close of trading on February 13, 2002.

Also on February 11, 2002, our stockholders approved the issuance of our common stock to the stockholders of Sage, Inc. to complete our acquisition of Sage. That resolution was approved with 13,486,213 votes in favor of the proposal (being 98.67% of votes cast) and 181,209 votes against (being 1.33% of votes cast). There were also 422,045 votes abstaining. Our acquisition of Sage was completed on February 19, 2002.

PART II

Item 5.    Market for Our Common Stock and Related Stockholder Matters:

Market information

Our common stock has traded on the Nasdaq National Market under the symbol “GNSS” since February 8, 1999. Before that, from February 24, 1998 until February 5, 1999, it traded under the symbol “GNSSF”. We have not listed our stock on any other markets or exchanges. The following table shows the high and low closing prices for our common stock as reported by the Nasdaq National Market:

	High	Low
1999 Calendar year
First Quarter	$35.00	$22.00
Second Quarter	$28.13	$16.25
Third Quarter	$30.69	$16.63
Fourth Quarter	$27.88	$15.00
2000 Calendar year
First Quarter	$25.25	$14.88
Second Quarter	$21.00	$15.38
Third Quarter	$20.13	$16.63
Fourth Quarter	$18.25	$8.56
2001 Calendar year
First Quarter	$18.88	$9.31
Second Quarter	$37.40	$8.38
Third Quarter	$36.00	$19.70
Fourth Quarter	$69.81	$26.70
2002 Calendar year
First Quarter	$72.51	$23.49
Second Quarter (to June 14)	$28.40	$9.02

As of June 14, 2002, we had approximately 125 common stockholders of record and a substantially greater number of beneficial owners.

Dividend policy

We have never declared or paid dividends on our common stock. We intend to retain our earnings for use in our business and therefore we do not anticipate declaring or paying any cash dividends in the foreseeable future.

Recent sales of unregistered securities

On February 13, 2002, we changed our domicile to Delaware from Nova Scotia, Canada, pursuant to a plan of arrangement approved by the Supreme Court of Nova Scotia. Pursuant to the arrangement, each common share of our predecessor public company, Genesis Microchip Incorporated, a Nova Scotia company, was exchanged for one share of common stock of Genesis Microchip Inc., a Delaware corporation. The exchange was exempt from registration by virtue of Section 3(a)(10) of the Securities Act of 1933, as amended.

Item 6.    Selected Consolidated Financial Data:

Selected consolidated financial data for the last five years appear below (in thousands, except per share data):

	Years Ended March 31,			Ten Months Ended March 31,	Year ended May 31,
	2002	2001	2000	1999	1998
Statement of Operations Data:
Revenues	$163,370	$63,627	$53,332	$37,738	$15,988
Cost of revenues	89,287	32,416	17,021	14,062	4,869

Gross profit	74,083	31,211	36,311	23,676	11,119
Operating expenses:
Research and development	21,762	17,413	16,065	10,261	7,100
Selling, general and administrative	21,469	15,947	12,364	10,307	6,137
Amortization of acquired intangibles	1,032	—	—	—	—
In-process research and development	4,700	—	—	—	—
Restructuring	1,858	—	—	—	—
Merger related costs	—	—	3,455	—	—

Total operating expenses	50,821	33,360	31,844	20,568	13,237

Income (loss) from operations	23,262	(2,149)	4,427	3,108	(2,118)
Interest and other income	1,463	2,328	1,941	1,436	773

Income (loss) before income taxes	24,725	179	6,368	4,544	(1,345)
Provision for (recovery of) income taxes	6,729	(2,483)	360	(986)	(890)

Net income (loss)	$17,996	$2,662	$6,008	$5,530	$(455)

Earnings (loss) per share
Basic	$0.82	$0.14	$0.32	$0.31	$(0.04)
Diluted	$0.74	$0.13	$0.30	$0.29	$(0.04)
Weighted average number of common shares outstanding:
Basic	22,025	19,406	18,756	18,027	11,634
Diluted	24,177	19,884	19,922	19,365	11,634

	March 31				May 31 1998
	2002	2001	2000	1999
Balance Sheet Data:
Cash and cash equivalents	$106,564	$32,827	$42,942	$38,479	$38,401
Working capital	139,633	53,190	50,661	50,131	42,996
Total assets	428,391	81,446	71,791	64,815	53,452
Total long-term debt, net of current portion	328	410	518	504	1,235
Shareholders’ equity	383,571	70,389	65,247	55,408	47,163

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Overview

We design, develop and market integrated circuits that receive and process digital video and graphic images. We also supply reference boards and designs that incorporate our proprietary integrated circuits. We are focused on developing and marketing image-processing solutions. We are currently targeting the flat-panel computer monitor market and other potential mass markets. We market and sell our products through authorized distributors and directly to customers with the support of regional sales representatives. Average selling prices to distributors are typically less than average selling prices to direct customers. Average selling prices and product margins of our products are typically highest during the initial months following product introduction and decline over time and as volume increases.

We also sell finished systems primarily to the high-end video market under the Faroudja brand. These products are generally sold through retail channels.

We recognize revenue from product sales upon shipment, other than shipments to distributors. We comply with the revenue recognition guidance summarized in Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Reserves for sales returns and allowances are recorded at the time of shipment. To date we have not experienced any significant product returns.

We also earn revenues from leasing out portions of our premises that are not required for our own operations, and from license fees and royalties. To date these amounts have not been material.

We have limited ability to reschedule purchase orders to our suppliers and we have to place purchase orders for products before we receive purchase orders from our customers. This restricts our ability to react to fluctuations in demand for our products and exposes us to the risk of having either too much or not enough of a particular product. We regularly evaluate the carrying value of inventory held. For the year ended March 31, 2002, we recorded inventory provisions totaling $0.7 million (2001—$1.3 million). We have agreements with suppliers in Asia such that we are dependent on the suppliers’ manufacturing yields.

We earn investment tax credits under the provisions of the Income Tax Act (Canada) because we carry out qualifying research and development activities in Canada. These tax credits are earned at a rate of 20% of those qualifying expenditures. The tax credits earned may only be applied to reduce income taxes payable in Canada. We currently have losses and deductions available to reduce future years’ taxable income in both Canada and the United States. Most of these losses and deductions can be carried forward for periods in excess of seven years, and in some cases, indefinitely. Details of these losses and deductions can be found in note 13 to our consolidated financial statements, which are included in Item 8 of this report. As a result of the available tax losses and ongoing tax credits, we anticipate that our average tax rate will be approximately 25% in fiscal 2003.

On May 28, 1999, we merged with Paradise Electronics, Inc., a private company, and adopted a new fiscal year effective April 1, 1999. The merger with Paradise was accounted for using the pooling-of-interests method of accounting.

On February 19, 2002, we acquired all of the outstanding shares of Sage, Inc. in exchange for 8,819,120 of our common shares. Sage, a public company, designed, developed and marketed digital display and video processors. We also assumed the remaining outstanding stock options of Sage, which were converted to options to purchase 1,407,128 shares of our common stock. The aggregate purchase price was approximately $296.7 million, consisting of our common stock valued at approximately $241.5 million, our stock options valued at approximately $31.9 million, and direct acquisition costs estimated at approximately $23.3 million.

On March 22, 2002, we acquired substantially all the assets of VM Labs., Inc, including all patents, trademarks and other intellectual property for cash and the assumption of certain liabilities. The aggregate purchase price, including associated costs, was $14.2 million. We won a public auction of those assets that culminated in a federal Bankruptcy Court proceeding held on February 28, 2002. Because the date of closing on the purchase of VM Labs assets was late in our fiscal year, that acquisition had a negligible impact on our fiscal 2002 results of operations. In connection with that acquisition, we hired former employees of VM Labs. We currently intend to transfer those employees to a newly formed company, Nuon Semiconductor, Inc., to which we would also license certain technologies and patents for development by that company of products for the DVD player market. In exchange for the license agreement, we expect to receive an equity position in this newly formed company, as well as a call right to purchase a greater equity interest in that company if it is successful.

We currently expect that the newly formed company would raise equity financing from unrelated third parties. We expect that Nuon would also grant a substantial equity interest to its employees. There can be no assurance that the newly formed company will be successfully organized or financed.

We are accounting for the acquisitions of Sage and the assets of VM Labs using the purchase method of accounting. Those acquisitions gave rise to several expenses in fiscal 2002 that were not present in prior years, including amortization of acquired intangibles, in-process research and development and restructuring expenses. In addition, costs of $0.8 million resulting from the acquisition of Sage related to the amortization of deferred stock compensation were included in research and development and in selling, general and administrative expenses. For example, we recorded a $4.7 million charge for in-process research and development related to the Sage acquisition. At the time of the closing of the acquisition, Sage was developing new products in multiple product areas that qualified as in-process research and development. A review of the technological feasibility of those products was made for the purposes of determining which products qualified as in-process research and development. Technological feasibility is defined as being equivalent to the completion of design verification testing when the design is finalized and ready for pilot manufacturing. Products that will incorporate in-process technologies include digital video interface/line doublers and other integrated chips. Developing and enhancing these products is time-consuming, costly and complex. There is a risk that these developments and enhancements will be late, fail to meet customer or market specifications, and will not be competitive with other products using alternative technologies that offer comparable functionality. We expect that there will be ongoing amortizations to expense for core technology and deferred stock compensation in future years. Further details on these amounts can be found in note 4 to our consolidated financial statements included in Item 8 of this report.

Critical accounting policies and estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. As described below, significant estimates are used in determining the allowance for doubtful accounts, inventory valuation, and the useful lives of intangible assets. We evaluate our estimates on an on-going basis, including those related to product returns, bad debts, inventories, investments, prepaid expenses, intangible assets, income taxes, warranty obligations and contingencies and litigation and other contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

In July 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless their lives are determined to be infinite. The acquisitions that we completed during fiscal 2002 have been accounted for in accordance with SFAS 142. Our acquired intangible assets are comprised of acquired core technology, developed product technology, patents, trademarks and trade names, and are being amortized over their estimated useful lives. Goodwill represents the excess purchase price over the fair value of net assets acquired and has not been amortized, but will be periodically tested for impairment. In arriving at the balances for goodwill arising out of the acquisitions of Sage, Inc. and the assets of VM Labs, Inc., estimates were made as to the fair values of assets purchased and liabilities assumed, including the lease liability for vacated premises. Subsequent adjustments to those estimates may result in a change in the reported amount of goodwill in the period in which a change in estimate is made.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

•
We record estimated reductions to revenue for customer returns and warranty claims based on historical experience. If actual customer returns or warranty claims increase as a result of future product introductions or changes in product quality, we may be required to recognize additional reductions to revenue.

•
We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•
We provide for valuation reserves against our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those we project, additional inventory valuation reserves may be required.

•
We hold minority equity interests in other companies. We may record an investment impairment charge if we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or our inability to recover the carrying value of the investments that may be less than an investment’s current carrying value, possibly requiring an impairment charge in the future.

•
We record the estimated liability for premises not used in current operations based on the present value of all expected future payments related to the lease. If additional payments are required under the terms of the lease or our underlying assumptions regarding the appropriate discount rate to use in calculating that present value change, we may be required to increase the amount of the recorded liability.

Results of operations

The following table shows the percentage of total revenues represented by each category of cost or expense in our consolidated statements of operations for the periods indicated:

	Years Ended March 31,
	2002	2001	2000
Revenues	100.0%	100.0%	100.0%
Cost of revenues	54.7	50.9	31.9

Gross profit	45.3	49.1	68.1
Operating expenses:
Research and development	13.3	27.4	30.1
Selling, general and administrative	13.1	25.1	23.2
Amortization of acquired intangibles	0.6	—	—
In-process research and development	2.9	—	—
Restructuring	1.2	—	—
Merger related costs	—	—	6.5

Total operating expenses	31.1	52.5	59.8

Income (loss) from operations	14.2	(3.4)	8.3
Interest income	0.9	3.7	3.7

Income before income taxes	15.1	0.3	12.0
Provision for (recovery of) income taxes	4.1	(3.9)	0.7

Net income	11.0%	4.2%	11.3%

Total Revenues.    Total revenues for the year ended March 31, 2002 increased by $99.8 million to $163.4 million from total revenues of $63.6 million in the year ended March 31, 2001, an increase of 156.8%. Total revenues for the year ended March 31, 2001 increased by $10.3 million or 19.3% from total revenues of $53.3 million for the year ended March 31, 2000. The increase in total revenues over the last two fiscal years is primarily because of increased demand for our products in the flat panel monitor market. Revenues of Sage, Inc. are included in our total revenues from the date of acquisition, February 19, 2002. Those revenues amounted to $8.3 million of the increase in total revenues for the year ended March 31, 2002.

Revenues from the flat panel monitor market increased to $145.0 million or 88.8% of total revenues in the year ended March 31, 2002 from $45.9 million or 72.2% of total revenues in the year ended March 31, 2001, and from $36.8 million, or 69.0% of total revenues, in the year ended March 31, 2000. This increase was a result of overall growth of that market together with our increased share of that market, partially offset by declining average selling prices.

The overall growth of the flat panel monitor market was positively impacted by reductions in retail selling prices of the end products. This decline was primarily a result of reductions in the cost of LCD panels used in flat panel monitors that resulted from additional manufacturing capacity and improved manufacturing yields for the LCD panels. In fiscal 2002 and 2001, retail prices of flat panel computer monitors continued to decline, increasing overall demand in the flat-panel computer monitor market.

Revenue from other markets increased to $18.4 million in the year ended March 31, 2002 from $17.7 million in the year ended March 31, 2001.

Gross Profit.    Gross profit for the year ended March 31, 2002 increased to $74.1 million from $31.2 million in the year ended March 31, 2001, and compared to $36.3 million in the year ended March 31, 2000. Gross profit represented 45.3% of total revenues in the 2002 fiscal year, 49.1% of total revenues in the 2001 fiscal year and 68.1% of total revenues in the 2000 fiscal year. The decrease in gross profit percentage in fiscal 2002 was primarily due to our average selling prices declining faster than our average manufacturing cost. The decrease in gross profit percentage in the fiscal 2001 year was primarily attributable to costs incurred in the fourth quarter of the 2001 fiscal year. These costs, which totaled $5.5 million in that year, included costs attributable to the write down of our prior-generation products and initial low manufacturing yield associated with the line buffer sections in one of our products. $1.3 million of these costs related to the write down of inventory on hand at March 31, 2001. Excluding these costs, our gross margin would have been 57.7% in fiscal 2001. We expect that our gross margins in fiscal 2003 will decline further, as a result of lower average selling prices and competitive pricing pressures.

Research and Development.    Research and development expenses include costs associated with research and development personnel, development tools and prototyping costs. Research and development expenses for the year ended March 31, 2002 increased to $21.8 million from $17.4 million in the year ended March 31, 2001 and from $16.1 million in the year ended March 31, 2000. These expenses represented 13.3% of total revenues in the 2002 fiscal year, 27.4% of total revenues in fiscal 2001, and 30.1% of total revenues in fiscal 2000. The increase in absolute dollars in each year reflects greater personnel costs associated with an expansion in our research and development activities, increased prototype and pre-production expenses of new products and an increase in non-cash stock-based compensation charges arising from the acquisition of Sage. We expect to continue to make substantial investments in our research and development activities and anticipate that research and development expenses will continue to increase in absolute dollars. The decreases in expenses as a percentage of total revenues resulted from the faster rate of growth in total revenues compared to growth in research and development expenses.

Selling, General and Administrative.    Selling, general and administrative expenses consist of personnel, commissions and related overhead costs for selling, marketing, customer support, finance, human resources and general management functions. Selling, general and administrative expenses were $21.5 million in the year ended March 31, 2002, $15.9 million in the year ended March 31, 2001, and $12.4 million in the year ended March 31, 2000. These expenses represented 13.1% of total revenues in the 2002 fiscal year, 25.1% of total revenues in the 2001 fiscal year, and 23.2% of total revenues in the 2000 fiscal year. The dollar increase in selling, general and administrative expenses reflects increased personnel costs related to increased selling, administrative and customer support activities and increased commissions associated with higher sales volumes, as well as an increase in non-cash stock-based compensation charges arising from the acquisition of Sage. In addition, in fiscal 2001 we incurred $0.9 million in costs of employee terminations and for professional fees and expenses associated with strategic initiatives that we terminated due to economic and market conditions. Excluding those costs, selling, general and administrative costs in fiscal 2001 would have been 23.6% of total revenues. We expect selling, general and administrative expenses to increase in the future in absolute dollars due to the addition of administrative, marketing, selling and customer support personnel and because of continued expansion of our international operations.

Interest and Other Income.     Interest and other income in the year ended March 31, 2002 was $1.5 million, compared with $2.3 million in the year ended March 31, 2001, and $1.9 million in the year ended March 31, 2000. The decline in interest income resulted from the decline in prevailing interest rates, offset in part by holding increased cash balances. Future interest income will depend on the amount of funds available to invest and on future interest rates.

Provision for Income Taxes.    Our tax provision is a combination of taxes on income offset by the substantial research and development tax credits earned in Canada and the United States. Future income tax provisions will depend on our effective tax rates and the distribution of taxable income between taxation jurisdictions, the amount of research and development performed in Canada, and the likelihood of being able to utilize available tax credits or losses.

Quarterly results of operations

The following table shows our unaudited quarterly statement of operations data for the most recent eight quarters reported. This unaudited data has been prepared on the same basis as our audited consolidated financial statements that are included in Item 8 of this report, and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such information for the periods presented. The statement of operations data should be read in conjunction with our consolidated financial statements and their related notes. Amounts in this table are in thousands.

	Three Months Ended
	Mar. 2002	Dec. 2001	Sep. 2001	Jun. 2001	Mar. 2001	Dec. 2000	Sep. 2000	Jun. 2000
Revenues	$56,104	$49,823	$36,137	$21,306	$18,471	$17,304	$15,040	$12,812
Cost of revenues	31,268	27,109	19,465	11,445	14,762	7,697	5,603	4,354

Gross profit	24,836	22,714	16,672	9,861	3,709	9,607	9,437	8,458
Operating expenses:
Research and development	7,085	5,292	5,161	4,224	4,156	4,792	4,417	4,048
Selling, general and administrative	7,335	5,380	4,538	4,216	5,372	3,833	3,553	3,189
Amortization of acquired intangibles	1,032	—	—	—	—	—	—	—
In-process research and development	4,700	—	—	—	—	—	—	—
Restructuring	1,858	—	—	—	—	—	—	—

Total operating expenses	22,010	10,672	9,699	8,440	9,528	8,625	7,970	7,237

Income (loss) from operations	2,826	12,042	6,973	1,421	(5,819)	982	1,467	1,221
Interest income	332	378	399	354	433	642	739	514

Income (loss) before income taxes	3,158	12,420	7,372	1,775	(5,386)	1,624	2,206	1,735
Provision for (recovery of) income taxes	3,494	2,317	740	178	(2,540)	(354)	241	170

Net income (loss)	$(336)	$10,103	$6,632	$1,597	$(2,846)	$1,978	$1,965	$1,565

Results of operations in the March 2002 quarter include the impacts of the acquisitions of Sage and the VM Labs assets, both of which were accounted for using the purchase method of accounting. The majority of our revenues come from sales of semiconductors to manufacturers of flat-panel computer monitors. Revenues for the quarter ended March 31, 2002 include revenues of Sage from the date of acquisition of February 19, 2002 and amounted to $8.3 million. Gross margins have declined over time as a result of reductions in average selling prices driven by volume increases and competition. In addition, we incurred costs of $5.5 million in the March 2001 quarter attributable to the write down of our prior-generation products and initial low manufacturing yield associated with the line buffer sections in one of our new products. These costs are included in costs of revenues in the March 2001 column above. Research and development expenses have varied from quarter to quarter primarily due to the timing of non-recurring engineering charges related to new product development. Selling, general and administrative expenses have varied from quarter to quarter due to increases in levels of staff for sales and customer support activities, and variable commissions based on sales levels. In addition, in the March 2001 quarter we incurred costs of $0.9 million for employee terminations and for professional fees and expenses associated with strategic initiatives that we terminated due to economic and market conditions.

Our results of operations have fluctuated significantly in the past and may continue to fluctuate in the future as a result of a number of factors, many of which are beyond our control. These factors include those described under the caption “Risk Factors,” among others. Any one or more of these factors could result in our failure to achieve our expectations as to future operating results. Our expenditures for research and development, selling, general and administrative functions are based in part on future revenue projections. We may be unable to adjust spending in a timely manner in response to any unanticipated declines in revenues, which may have a material adverse effect on our business, financial condition and results of operations. We may be required to reduce our selling prices in response to competitive pressure or other factors or increase spending to pursue new market opportunities or to defend ourselves against lawsuits that may be brought against us. Any decline in average selling prices of a particular product that is not offset by a reduction in product costs or by sales of other products with higher gross margins would decrease our overall gross profit and adversely affect our business, financial condition and results of operations.

Period–to-period comparisons of our operating results should not be relied upon as an indication of future performance. It is likely that in some future period our operating results or business outlook will be below the expectations of securities analysts or investors, which would likely result in a significant reduction in the market price for our common shares.

Liquidity and capital resources

Cash and cash equivalents were $106.6 million at March 31, 2002, $32.8 million at March 31, 2001, and $42.9 million at March 31, 2000. Cash generated from operations was $16.7 million for the year ended March 31, 2002 and net cash used in operations was $10.1 million for the year ended March 31, 2001. For the year ended March 31, 2000 cash generated from operations was $13.5 million. The increase in cash flow from operations for fiscal 2002 compared to the prior year was primarily the result of increased sales volume. The decrease in cash flow from operations in fiscal 2001 compared with the prior year was largely the result of increased working capital balances, being principally increases in accounts receivable trade and inventory to support a higher sales level. In the future we may require a larger inventory of products and increased levels of accounts receivable trade in order to support anticipated growth in our business.

Net cash provided by investing activities was $19.4 million in the year ended March 31, 2002, and net cash used in investing activities was $2.3 million in the year ended March 31, 2001, and $11.2 million in the year ended March 31, 2000. The fiscal 2002 increase in net cash was primarily provided by the cash and short-term investments of $34.3 million acquired on the purchase of Sage less the acquisition of the assets of VM Labs for $13.6 million in cash. In fiscal 2001 and 2000, cash was used for the purchase of capital assets, resulting from the continued expansion of our business through development of new products and investments in leasehold improvements in new facilities in Alviso and Thornhill. At March 31, 2002 we have no significant capital spending or purchase commitments other than purchase commitments made in the ordinary course of business.

Net cash provided by financing activities was $37.7 million for the year ended March 31, 2002, $2.3 million for the year ended March 31, 2001 and $2.2 million for the year ended March 31, 2000. This consisted primarily of amounts received for the purchase of shares under our stock purchase and stock option plans.

As of March 31, 2002, our principal commitments consisted of obligations outstanding under operating leases and a lease for vacated premises in Milpitas, California. These commitments include leases for three premises in the United States, located in Milpitas, Sunnyvale and Alviso, California, one location in Thornhill, Ontario, Canada and one location in each of China, India, Japan, South Korea and Taiwan. In addition we have obligations under operating leases for equipment.

The aggregate estimated annual payments required under our lease obligations, excluding expected sub-lease income, by fiscal year are as follows, in thousands of dollars:

2003	$5,091
2004	4,745
2005	4,433
2006	4,476
2007	4,388
Thereafter	12,174

$35,307

Our lease agreements expire at various dates through 2012. Further information on lease obligations and commitments can be found in notes 8 and 15 to our consolidated financial statements included in Item 8 of this report.

In connection with the acquisition of assets from VM Labs, we hired former employees of VM Labs. See discussion in this Item 7 under “Overview.” Until a newly formed company hires these employees, we intend to continue to employ those persons. In the first quarter of fiscal 2003 we expect to expend approximately $2.0 million primarily in connection with these employees. If a newly formed entity is formed and hires these employees, we expect that the company will repay us for those expenditures, however there can be no assurance that the new company will be implemented or that it will secure financing that would allow it to repay us for those expenditures.

Since inception we have satisfied our liquidity needs primarily through the sales of equity securities. We believe that our existing cash balances together with any cash generated from our operations will be sufficient to meet our capital requirements on a short-term basis.

On a long-term basis, we may be required to raise additional capital to fund investments in operating assets such as accounts receivable or inventory to assist in the growth of our business, or for capital assets such as land, buildings or equipment. Because we do not have our own semiconductor manufacturing facility, we may be required to make deposits to secure supply in the event there is a shortage of manufacturing capacity in the future. Although we currently have no plans to raise additional funds for such uses, we could be required or could elect to seek to raise additional capital in the future. In addition, from time to time we evaluate acquisitions of businesses, products or technologies that complement our business. Any such transactions, if consummated, may use a portion of our working capital or require the issuance of equity securities that may result in further dilution to our existing shareholders.

Recent accounting pronouncements

In July 2001, the Financial Accounting Standards Board, or FASB, issued SFAS Nos. 141 and 142, Business Combinations and Goodwill and Other Intangible Assets. SFAS 141 replaces APB 16 and prospectively eliminates pooling-of-interests accounting. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS 141 and 142 are effective for all business combinations initiated after June 30, 2001. Companies are required to adopt SFAS 142 for fiscal years beginning after December 15, 2001. We adopted SFAS 141 and 142 on April 1, 2002 and they were effective for our acquisition of Sage, Inc. in February 2002 and our acquisition of the assets of VM Labs, Inc. in March 2002.

SFAS 141 will require, upon adoption of SFAS 142, that we evaluate our existing intangible assets and goodwill that were acquired in prior purchase business combinations and make any necessary reclassifications in order to conform with the criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, we are required to reassess the useful lives and residual values of all intangible assets acquired and make any necessary amortization period adjustments by the end of the first interim period after adoption. Because SFAS 141 and 142 were effective for our acquisitions of Sage and VM Labs, we do not anticipate any reclassifications, changes to estimated useful lives or residual values of intangible assets as of the date of adoption.

To the extent that an intangible asset is identified as having an indefinite useful life, we will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with SFAS 142’s transitional goodwill impairment evaluation, we will also be required to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, we must identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. We will then have up to nine months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and we must perform the second step of the transitional impairment test.

In the second step, we must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of it assets and liabilities, in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our statement of operations.

As of the date of adoption, we expect to have unamortized goodwill in the amount of $198.9 million and unamortized identifiable intangible assets in the amount of $47.2 million, which will be subject to the transition provisions of SFAS 141 and 142. There was no amortization expense related to goodwill for the year ended March 31, 2002.

Because of the extensive effort needed to comply with adopting SFAS 141 and 142, it is not practicable to reasonably estimate the impact of adopting them on our financial statements at the date of this report, in particular, whether we will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

In August 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is required to be adopted for fiscal years beginning after June 15, 2002. We have not yet determined what effect the adoption of SFAS 143 will have on our financial statements.

Also in August 2001, FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This new statement also supersedes certain aspects of APB 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred (rather than as of the measurement date as presently required by APB 30). In addition, more dispositions may qualify for discontinued operations treatment. The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. We have not yet determined what effect the adoption of SFAS 144 will have on our financial statements.

RISK FACTORS

You should carefully consider the risks described below, elsewhere in this report and in the documents that we have incorporated by reference into this report. This report contains forward-looking statements that involve known and unknown risks and uncertainties. The factors described below are cautionary statements identifying important matters that you should consider, including risks and uncertainties that could cause our actual results to differ materially and adversely from our forward-looking statements.

Factors that may affect future operating results

The following factors may have a harmful impact on our business:

Our success will depend on the growth of the flat-panel computer monitor market and other electronics markets

Our ability to generate increased revenues will depend on the growth of the flat-panel computer monitor market. This market is at an early stage of development. Our continued growth will also depend upon emerging markets for consumer electronics markets such as home theater, DVD, flat screen and digital television, and HDTV. The potential size of these markets and the timing of their development is uncertain and will depend in particular upon:

•	a significant reduction in the costs of products in the respective markets,

•	the availability of components required by such products, and

•	the emergence of competing technologies.

For example, the growth of the flat panel monitor market is dependant on the volume and cost of LCD panels. The manufacturing of LCD panels is a capital-intensive process that requires substantial time to expand capacity. Because the cost of LCD panels has a significant impact on the end price of a flat panel monitor, any increase in the cost of LCD panels or reduction in LCD panel manufacturing capacity available for the flat panel monitor market could have material adverse impact on the growth of that market and our business.

For the year ended March 31, 2002, 88.8% of our revenues were derived from sales to customers in the flat panel computer monitor market. This and other potential markets may not develop as expected, which would harm our business.

The sales of our products are highly concentrated and our products may not continue to be accepted in the flat-panel computer monitor market and other emerging markets

Our sales are derived from a limited number of products. Sales of our top two products accounted for 75.2% of our revenues for the year ended March 31, 2002. We expect that a small number of products will continue to account for a large amount of our revenues.

Our success in the flat panel computer monitor market, as well as the markets for home theater, DVD, flat panel and digital television, and HDTV will depend upon the extent to which manufacturers of those products incorporate our integrated circuits into their products. Our ability to sell products into these markets will depend upon demand for the functionality provided by our products. We typically need to determine the functionality of our products and to complete their design in advance our customers completing the designs of their products. As a result, we may not be able to react to changes in our customers’ desired functionality in a timely manner.

The failure of our products to be accepted in the flat panel computer monitor market in particular would harm our business.

We must develop new products and enhance our existing products to react to rapid technological change

We must develop new products and enhance our existing products with improved technologies to meet rapidly evolving customer requirements and industry standards. We need to design products for customers that continually require higher functionality at lower costs. This requires us to continue to add features to our products and to include all of these features on a single chip. The development process for these advances is lengthy and will require us to accurately anticipate technological innovations and market trends. Developing and enhancing these products is time-consuming, costly and complex. There is a risk that these developments and enhancements will be late, fail to meet customer or market specifications, and will not be competitive with other products using alternative technologies that offer comparable functionality. We may be unable to successfully develop new products or product enhancements. Any new products or product enhancements may not be accepted in new or existing markets. If we fail to develop and introduce new products or product enhancements, that failure will harm our business.

We face intense competition and may not be able to compete effectively

We compete with both large companies and start-up companies, including Macronix International Co., Ltd., Media Reality Technologies, Inc., Philips Semiconductors, a division of Philips Electronics N.V., Pixelworks, Inc., Silicon Image, Inc., SmartASIC Inc., ST Microelectronics, Inc., Trident Microsystems, Inc. and Trumpion Microelectronics, Inc. We anticipate that as the markets for our products develop, our current customers may develop their own products and competition from diversified electronic and semiconductor companies will intensify. Some competitors are likely to include companies with greater financial and other resources than us. Increased competition could harm our business, by, for example, increasing pressure on our profit margins or causing us to lose customers.

The processes used to manufacture our semiconductor products are periodically retired

As semiconductor manufacturing technologies advance, manufacturers typically retire their older manufacturing processes in favor of newer processes. When this occurs, the manufacturer generally provides notice to its customers of its intent to discontinue a process, and its customers will either retire the affected part or design a newer version of the part that can be manufactured on the more advanced process. Consequently, our products may become unavailable from their current manufacturers if the processes on which they are produced are discontinued. Our devices are mainly 0.25 micron technology and these geometries will likely be available for the next two to three years. We must manage the transition to new parts from existing parts. We have commitments from our suppliers to provide notice of any discontinuance of their manufacturing processes in order to assist us in managing these types of product transitions.

Our semiconductor products are complex and are difficult to manufacture cost-effectively

The manufacture of semiconductors is a complex process. It is often difficult for semiconductor foundries to achieve acceptable product yields. Product yields depend on both our product design and the manufacturing process technology unique to the semiconductor foundry. Since low yields may result from either design or process difficulties, identifying yield problems can only occur well into the production cycle, when a product exists which can be physically analyzed and tested.

Defects in our products could increase our costs and delay our product shipments

Although we test our products, they are complex and may contain defects and errors. In the past we have encountered defects and errors in our products. Delivery of products with defects or reliability, quality or compatibility problems may damage our reputation and our ability to retain existing customers and attract new customers. In addition, product defects and errors could result in additional development costs, diversion of technical resources, delayed product shipments, increased product returns, and product liability claims against us which may not be fully covered by insurance. Any of these could harm our business.

We subcontract our manufacturing, assembly and test operations

We do not have our own fabrication facilities, assembly or testing operations. Instead, we rely on others to fabricate, assemble and test all of our products. Virtually all of our products use silicon wafers manufactured either by Taiwan Semiconductor Manufacturing Corporation or by United Microelectronics Corporation. No single product is purchased from more than one supplier. There are many risks associated with our dependence upon outside manufacturing, including:

•	reduced control over manufacturing and delivery schedules of products,

•	potential political or environmental risks in the countries where the manufacturing facilities are located,

•	reduced control over quality assurance,

•	difficulty of management of manufacturing costs and quantities,

•	potential lack of adequate capacity during periods of excess demand, and

•	potential misappropriation of intellectual property.

We depend upon outside manufacturers to fabricate silicon wafers on which our integrated circuits are imprinted. These wafers must be of acceptable quality and in sufficient quantity and the manufacturers must deliver them to assembly and testing subcontractors on time for packaging into final products. We have at times experienced delivery delays and long manufacturing lead times. These manufacturers fabricate, test and assemble products for other companies. We cannot be sure that our manufacturers will devote adequate resources to the production of our products or deliver sufficient quantities of finished products to us on time or at an acceptable cost. The lead-time necessary to establish a strategic relationship with a new manufacturing partner is considerable. We would be unable to readily obtain an alternative source of supply for any of our products if this proves necessary. Any occurrence of these manufacturing difficulties could harm our business.

Our third-party wafer foundries, third-party assembly and test subcontractors and significant customers are located in an area susceptible to earthquakes

All of our outside foundries and most of our third-party assembly and test subcontractors are located in Taiwan, which is an area susceptible to earthquakes. In addition, some of our significant customers are located in Taiwan. Damage caused by earthquakes in Taiwan may result in shortages of water or electricity or cause transportation difficulties that could limit the production capacity of our outside foundries or the ability of our subcontractors to provide assembly and test services. Any reduction in production capacity or the ability to provide assembly and test services could cause delays or shortages in our product supply, which would harm our business. Customers located in Taiwan were responsible for 38.5% of our product revenue for the year ended March 31, 2002. If future earthquakes damage our customers’ facilities or equipment they could reduce their purchases of our products, which would harm our business. In addition, the operations of suppliers to our outside foundries and our Taiwanese customers could be disrupted by future earthquakes, which could in turn harm our business by resulting in shortages in our product supply or reduced purchases of our products.

A large percentage of our revenues come from sales to a small number of large customers

The markets for our products are highly concentrated. Our sales are derived from a limited number of customers. Sales to our largest five customers accounted for 53.1% of our revenues for the year ended March 31, 2002. We expect that a small number of customers will continue to account for a large amount of our revenues. All of our sales are made on the basis of purchase orders rather than long-term agreements so that any customer could cease purchasing products at any time without penalty. The decision by any large customer to decrease or cease using our products could harm our business.

We do not have long-term commitments from our customers, and we allocate resources based on our estimates of customer demand

Our sales are made on the basis of purchase orders rather than long-term purchase commitments. In addition, our customers may cancel or defer purchase orders. We manufacture our products according to our estimates of customer demand. This process requires us to make multiple demand forecast assumptions, each of which may introduce error into our estimates. If we overestimate customer demand, we may manufacture products that we may not be able to sell. As a result, we would have excess inventory, which would increase our losses. Conversely, if we underestimate customer demand or if sufficient manufacturing capacity is unavailable, we would forego revenue opportunities, lose market share and damage our customer relationships.

Our lengthy sales cycle can result in uncertainty and delays in generating revenues

Because our products are based on new technology and standards, a lengthy sales process, typically requiring several months or more, is often required before potential customers begin the technical evaluation of our products. This technical evaluation can then exceed six months. It can take an additional six months before a customer commences volume shipments of systems that incorporate our products. However, even when a manufacturer decides to design our products into its systems, the manufacturer may never ship systems incorporating our products. Given our lengthy sales cycle, we experience a delay between the time we increase expenditures for research and development, sales and marketing efforts and inventory and the time we generate revenues, if any, from these expenditures. As a result, our business could be harmed if a significant customer reduces or delays its orders or chooses not to release products incorporating our products.

Our business depends on relationships with industry leaders that are non-binding

We work closely with industry leaders in the markets we serve to design products with improved performance, cost and functionality. We typically commit significant research and development resources to such design activities. We often divert financial and personnel resources from other development projects without entering into agreements obligating these industry leaders to continue the collaborative design project or to purchase the resulting products. The failure of an industry leader to complete development of a collaborative design project or to purchase the products resulting from such projects would have an immediate and serious impact on our business, financial condition and results of operations. Our inability to establish such relationships in the future would, similarly, harm our business.

A large percentage of our revenues will come from sales outside of the United States, which creates additional business risks

A large portion of our revenues will come from sales to customers outside of the United States, particularly to equipment manufacturers located in China, Japan, South Korea and Taiwan. For the year ended March 31, 2002, sales to regions outside of the United States represented 95.9% of revenues. These sales are subject to numerous risks, including:

•	fluctuations in currency exchange rates, tariffs, import restrictions and other trade barriers,

•	unexpected changes in regulatory requirements,

•	longer payment periods,

•	potentially adverse tax consequences,

•	export license requirements,

•	political and economic instability, and

•	unexpected changes in diplomatic and trade relationships.

Because our sales are denominated in United States dollars, increases in the value of the United States dollar could increase the price of our products in non-U.S. markets and make our products more expensive than competitors’ products denominated in local currencies.

We are subject to risks associated with international operations, which may harm our business.

We depend on product design groups located outside the United States, primarily in Canada and in India. We also rely on foreign third-party manufacturing, assembly and testing operations.

These foreign operations subject us to a number of risks associated with conducting business outside of the United States, including the following:

•	Unexpected changes in, or impositions of, legislative or regulatory requirements;

•	Delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions;

•	Imposition of additional taxes and penalties;

•	The burdens of complying with a variety of foreign laws; and

•	Other factors beyond our control, including terrorism, which may delay the shipment of our products, impair our ability to travel or our ability to communicate with foreign locations.

In addition, the laws of foreign countries in which our products are or may be designed, manufactured or sold may not protect our products or intellectual property rights to the same extent as the laws of the United States. This increases the possibility of piracy of our technology and products.

The cyclical nature of the semiconductor industry may lead to significant variances in the demand for our products.

In the past, significant downturns and wide fluctuations in supply and demand have characterized the semiconductor industry. Also, the industry has experienced significant fluctuations in anticipation of changes in general economic conditions. These cycles have led to significant variances in product demand and production capacity. They have also accelerated the erosion of average selling prices per unit. We may experience periodic fluctuations in our future financial results because of changes in industry-wide conditions.

We may be unable to adequately protect our intellectual property. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as non-disclosure agreements and other methods to protect our proprietary technologies.

We have been issued patents and have pending United States and foreign patent applications. However, we cannot assure you that any patent will be issued as a result of any applications or, if issued, that any claims allowed will be sufficiently broad to protect our technology. In addition, it is possible that existing or future patents may be challenged, invalidated or circumvented. It may be possible for a third party to copy or otherwise obtain and use our products, or technology without authorization, develop similar technology independently or design around our patents. Effective copyright, trademark and trade secret protection may be unavailable or limited in foreign countries. Unauthorized use of our intellectual property would harm our business.

Others may bring infringement claims against us that could be time-consuming and expensive to defend

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. This litigation is widespread in the high-technology industry and is particularly prevalent in the semiconductor industry, where a number of companies aggressively use their patent portfolios by bringing numerous infringement claims. In addition, in recent years, there has been an increase in the filing of so-called “nuisance suits” alleging infringement of intellectual property rights, which pressure defendants into entering settlement arrangements to quickly dispose of such suits, regardless of their merits. We may become a party to litigation in the future to protect our intellectual property or as a result of an alleged infringement of others’ intellectual property. For example, we are currently defending claims brought against us by Silicon Image, Inc. as described in Item 3 of this Form 10-K.

Any such lawsuit could subject us to significant liability for damages and invalidate our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation could force us to do one or more of the following:

•	stop selling products or using technology that contain the allegedly infringing intellectual property;

•	attempt to obtain a license to the relevant intellectual property, which license may not be available on reasonable terms or at all; and

•	attempt to redesign those products that contain the allegedly infringing intellectual property.

If we are forced to take any of these actions, we may be unable to manufacture and sell some of our products, which could harm our business.

We have grown rapidly, which strains our management and resources

We are experiencing a period of significant growth that will continue to place a great strain on our management and other resources. To manage our growth effectively, we must:

•	implement and improve operational and financial systems;

•	train and manage our employee base; and

•	attract and retain qualified personnel with relevant experience.

We must also manage multiple relationships with customers, business partners, and other third parties, such as our foundry and test partners. Moreover, we will spend substantial amounts of time and money in connection with our rapid growth and may have unexpected costs. Our systems, procedures or controls may not be adequate to support our operations and we may not be able to expand quickly enough to exploit potential market opportunities. Our future operating results will also depend on expanding sales and marketing, research and development and administrative support. If we cannot attract qualified people or manage growth effectively, our business would be seriously harmed.

We may not be able to attract or retain the key personnel we need to succeed

Competition for qualified management, engineering and technical employees is intense. As a result, employees could leave with little or no prior notice. We cannot assure you that we will be able to attract and retain employees.

If we cannot attract and retain key employees, our business would be harmed.

We must complete the integration of prior acquisitions and may make future acquisitions which involve numerous risks

Our growth is dependent upon market growth and our ability to enhance our existing products and introduce new products on a timely basis. One of the ways we may address the need to develop new products is through acquisitions of other companies or technologies, such as our recent acquisitions of Sage and the assets of VM Labs. Because both of these acquisitions were only recently completed, they have not yet been fully integrated into our operations. The recent acquisitions and potential future acquisitions involve numerous risks, including the following:

•	We may experience difficulty in assimilating the acquired operations and employees;

•	We may be unable to retain the key employees of the acquired operations;

•	The acquisitions may disrupt our ongoing business;

•	We may not be able to incorporate successfully the acquired technologies and operations into our business and maintain uniform standards, controls, policies and procedures; and

•	We may lack the experience to enter into new markets, products or technologies.

Acquisitions of high-technology companies are inherently risky, and no assurance can be given that our recent or that potential future acquisitions will be successful and will not adversely affect our business, operating results or financial condition. We must also maintain our ability to manage any our growth effectively. Failure to manage growth effectively and successfully integrate acquisitions made by us could materially harm our business and operating results.

We may not be able to recover the expenditures we have been incurring since March 31, 2002 to fund the operations of a newly formed company

We intend to license various technologies to a newly formed third party, principally for use in the DVD player market. In exchange for the license of technologies, we expect to obtain a minority interest in the newly formed company. We anticipate that the newly formed company will arrange additional financing from unrelated sources to fund its ongoing operations. As an interim measure, we plan to advance funds to the newly formed company to cover its operating expenditures pending the completion of its funding, which we expect to be complete by September 30, 2002.

We expect to fund expenditures primarily associated with the hiring of former employees of VM Labs of approximately $2.0 million per quarter until the newly formed entity is created and hires those employees. We anticipate that the new company will reimburse us for those expenditures. At this time, no agreement has been reached in connection with the formation of that new company. If the new company is unable to arrange funding in an amount sufficient to repay us for the expenditures we make or have made on its behalf, then we would have to take a charge to income for the unrecoverable amount of those expenditures.

Other factors to consider

You should also consider the following factors:

The price of our stock fluctuates substantially and may continue to do so

The stock market has experienced large price and volume fluctuations that have affected the market price of many technology companies that have often been unrelated to the operating performance of these companies. These factors, as well as general economic and political conditions, may materially adversely affect the market price of our common stock in the future. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

•	actual or anticipated fluctuations in our operating results;

•	changes in expectations as to our future financial performance;

•	changes in financial estimates of securities analysts;

•	changes in market valuations of other technology companies;

•	announcements by us or our competitors of significant technical innovations, design wins, contracts, standards or acquisitions;

•	the operating and stock price performance of other comparable companies; and

•	the number of our shares that are available for trading by the public and the trading volume of our shares.

Due to these factors, the price of our stock may decline and the value of your investment would be reduced. In addition, the stock market experiences volatility often unrelated to the performance of particular companies. These market fluctuations may cause our stock price to decline regardless of our performance.

Item 7a.    Quantitative and Qualitative Disclosures About Market Risk:

We are exposed to financial market risks including changes in interest rates and foreign currency exchange rates.

The fair value of our investment portfolio or related income would not be significantly impacted by either a 10% increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio.

We carry out a significant portion of our operations outside the United States, primarily in Canada and in India and to a lesser extent China, Japan, South Korea and Taiwan. Although virtually all of our revenues and costs of revenues are denominated in U.S. dollars, portions of our operating expenses are denominated in foreign currencies. Accordingly, our operating results are affected by changes in the exchange rate between the U.S. dollar and those currencies. Any future strengthening of the those currencies against the U.S. dollar could negatively impact our operating results by increasing our operating expenses as measured in U.S. dollars. We do not currently engage in any hedging or other transactions intended to manage the risks relating to foreign currency exchange rate fluctuations, other than natural hedges that occur as a result of holding both assets and liabilities denominated in foreign currencies. We may in the future undertake hedging or other such transactions if we determine that it is necessary to offset exchange rate risks. Based on our overall currency rate exposure at March 31, 2002 a near-term 10% appreciation or depreciation would not have a material effect on our operating results or financial condition.

Item 8.    Financial Statements and Supplementary Data:

Financial Statements Table of Contents

MANAGEMENT’S REPORT

To Our Stockholders

Management is responsible for all the information and representations contained in the consolidated financial statements and other sections of this Form 10-K. Management believes that the consolidated financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances to reflect in all material respects the substance of events and transactions that should be included, and that the other information in this Form 10-K is consistent with those statements. In preparing the consolidated financial statements, management makes informed judgments and estimates of the expected effects of events and transactions that are currently being accounted for.

In meeting its responsibility for the reliability of the consolidated financial statements, management depends on the Company’s system of internal accounting controls. This system is designed to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with management’s authorization, and are recorded properly to permit the preparation of consolidated financial statements in accordance with generally accepted accounting principles. In designing control procedures, management recognizes that errors or irregularities may nevertheless occur. Also, estimates and judgments are required to assess and balance the relative cost and expected benefits of the controls. Management believes that the Company’s accounting controls provide reasonable assurance that errors or irregularities that could be material to the consolidated financial statements are prevented or would be detected within a timely period by employees in the normal course of performing their assigned functions.

The Board of Directors pursues its oversight role for these consolidated financial statements through the Audit Committee, which is comprised solely of Directors who are not officers or employees of the Company. The Audit Committee meets with management periodically to review their work and to monitor the discharge of each of their responsibilities. The Audit Committee also meets periodically with KPMG LLP, the Company’s independent auditors. KPMG LLP has free access to the Audit Committee of the Board of Directors, without management present, to discuss internal accounting control, auditing, and financial reporting matters.

KPMG LLP is engaged to express an opinion on our consolidated financial statements. Their opinion is based on procedures believed by them to be sufficient to provide reasonable assurance that the consolidated financial statements are not materially misleading and do not contain material errors.

/s/ JAMES E. DONEGAN	/s/ ERIC ERDMAN
James E. Donegan Chief Executive Officer	Eric Erdman Chief Financial Officer

June 28, 2002

AUDITORS’ REPORT

To the Board of Directors and Stockholders of
  Genesis Microchip Inc.

We have audited the accompanying consolidated balance sheets of Genesis Microchip Inc. as at March 31, 2002 and March 31, 2001 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended March 31, 2002, March 31, 2001 and March 31, 2000. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at March 31, 2002 and March 31, 2001 and the results of operations and its cash flows for the years ended March 31, 2002, March 31, 2001 and March 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP
Chartered Accountants

April 26, 2002
Toronto, Canada

GENESIS MICROCHIP INC.

CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except per share data)

	March 31,	March 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$106,564	$32,827
Short term investments	4,802	—
Accounts receivable trade, net of allowance for doubtful accounts of $391 in 2002 and $78 in 2001	32,326	14,412
Income taxes recoverable	—	1,029
Inventory (note 5)	20,046	10,505
Other	6,185	5,064

Total current assets	169,923	63,837
Property and equipment (note 6)	11,733	10,406
Acquired intangibles (notes 4 and 7)	47,248	542
Goodwill (note 4)	198,909	—
Deferred income taxes (note 13)	—	6,561
Other	578	100

Total assets	$428,391	$81,446

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,318	$6,851
Accrued liabilities	14,272	3,707
Income taxes payable	571	—
Current portion of lease liability (note 8)	1,040	—
Current portion of loan payable (note 9)	89	89

Total current liabilities	30,290	10,647
Long-term liabilities:
Deferred income taxes (note 13)	5,183	—
Lease liability (note 8)	9,019	—
Loan payable (note 9)	328	410

Total liabilities	44,820	11,057

Stockholders’ equity (notes 3, 4 and 10):
Capital stock:
Special shares:
Authorized—1,000,000 special shares at March 31, 2001 Issued and outstanding—none at March 31, 2001
Preferred stock:
Authorized—5,000 preferred shares, $0.001 par value at March 31, 2002 Issued and outstanding—none at March 31, 2002
Common stock:
Authorized—100,000 common shares, $0.001 par value at March 31, 2002 1,000,000 common shares, no par value at March 31, 2001
Issued and outstanding—31,133 at March 31, 2002 and 19,559 at March 31, 2001	31	74,619
Additional paid in capital (note 13)	388,467	1,293
Cumulative other comprehensive loss	(94)	(94)
Deferred stock-based compensation (note 4)	(17,587)	(187)
Retained earnings (deficit)	12,754	(5,242)

Total stockholders’ equity	383,571	70,389

Total liabilities and stockholders’ equity	$428,391	$81,446

Commitments and contingencies (note 15)

See accompanying notes to consolidated financial statements.

GENESIS MICROCHIP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Years Ended March 31,
	2002	2001	2000
Revenues	$163,370	$63,627	$53,332
Cost of revenues	89,287	32,416	17,021

Gross profit	74,083	31,211	36,311
Operating expenses:
Research and development (including non-cash stock-based compensation of $510 in 2002, $0 in 2001 and $0 in 2000)	21,762	17,413	16,065
Selling, general and administrative (including non-cash stock-based compensation of $460 in 2002, $86 in 2001, and $53 in 2000)	21,469	15,947	12,364
Amortization of acquired intangibles (note 4)	1,032	—	—
In-process research and development (note 4)	4,700	—	—
Restructuring (note 12)	1,858	—	—
Merger related costs	—	—	3,455

Total operating expenses	50,821	33,360	31,844

Income (loss) from operations	23,262	(2,149)	4,427
Interest and other income	1,463	2,328	1,941

Income before income taxes	24,725	179	6,368
Provision for (recovery of) income taxes (note 13)	6,729	(2,483)	360

Net income	$17,996	$2,662	$6,008

Earnings per share (note 14):
Basic	$0.82	$0.14	$0.32
Diluted	$0.74	$0.13	$0.30
Weighted average number of common shares outstanding (note 14):
Basic	22,025	19,406	18,756
Diluted	24,177	19,884	19,922

See accompanying notes to consolidated financial statements.

GENESIS MICROCHIP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Common Stock		Additional Paid-In Capital	Cumulative Other Comprehensive Loss	Deferred Stock-based Compensation	Retained Earnings (Deficit )	Total Stockholders’ Equity
	Number	Amount
Balances, March 31, 1999	18,345	$68,447	$1,293	$(94)	$(326)	$(13,912)	$55,408
Net income	—	—	—	—	—	6,008	6,008
Issued from stock option and stock purchase plans	795	3,778	—	—	—	—	3,778
Amortization of deferred stock-based compensation	—	—	—	—	53	—	53

Balances, March 31, 2000	19,140	$72,225	$1,293	$(94)	$(273)	$(7,904)	$65,247
Net income	—	—	—	—	—	2,662	2,662
Issued from stock option and stock purchase plans	419	2,394	—	—	—	—	2,394
Amortization of deferred stock-based compensation	—	—	—	—	86	—	86

Balances, March 31, 2001	19,559	$74,619	$1,293	$(94)	$(187)	$(5,242)	$70,389
Net income	—	—	—	—	—	17,996	17,996
Effect of reorganization (note 3)	—	(74,600)	74,600	—	—	—	—
Acquisition of Sage Inc. (note 4)	8,819	9	273,360	—	(18,370)	—	254,999
Issued from stock option and stock purchase plans	2,755	3	37,876	—	—	—	37,879
Tax benefit from employee stock transactions	—	—	1,338	—	—	—	1,338
Amortization of deferred stock-based compensation	—	—	—	—	970	—	970

Balances, March 31, 2002	31,133	$31	$388,467	$(94)	$(17,587)	$12,754	$383,571

See accompanying notes to consolidated financial statements.

GENESIS MICROCHIP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Years Ended March 31,
	2002	2001	2000
Cash flows from operating activities:
Net income	$17,996	$2,662	$6,008
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	3,228	3,534	3,071
Amortization of acquired intangible assets	1,032	—	—
In-process research and development	4,700	—	—
Non-cash restructuring expenses	600	—	—
Non-cash stock-based compensation	970	86	53
Deferred income taxes	5,018	(3,537)	(709)
Other	144	(166)	—
Change in operating assets and liabilities, net of amounts acquired:
Accounts receivable trade	(12,201)	(8,389)	3,390
Income taxes recoverable	1,029	82	(58)
Inventory	(5,590)	(5,791)	2,249
Other	(5,577)	(3,167)	1,084
Accounts payable	6,328	4,888	(485)
Accrued liabilities	(1,586)	(260)	(1,086)
Income taxes payable	571	—	—

Net cash from (used in) operating activities	16,662	(10,058)	13,517

Cash flows from investing activities:
Proceeds on sales and maturities of short-term investments	2,257	—	—
Additions to property and equipment	(3,519)	(5,573)	(11,200)
Proceeds on disposal of property and equipment	169	3,157	—
Cash and short-term investments acquired
on purchase of Sage Inc. (note 4)	34,283	—	—
Acquisition of VM Labs assets (note 4)	(13,600)	—	—
Other	(225)	80	—

Cash provided by (used in) investing activities	19,365	(2,336)	(11,200)

Cash flows from financing activities:
Proceeds from issue of common stock	37,879	2,394	3,778
Repayment of loans payable	(89)	(90)	(1,550)
Principal repayments against lease liability	(87)	—	—

Net cash provided by financing activities	37,703	2,304	2,228
Effect of currency translation on cash balances	7	(25)	(82)

Increase (decrease) in cash and cash equivalents	73,737	(10,115)	4,463
Cash and cash equivalents, beginning of year	32,827	42,942	38,479

Cash and cash equivalents, end of year	$106,564	$32,827	$42,942

Supplemental cash flow information:
Cash paid for interest	$—	$—	$245
Cash received for interest	$1,535	$2,328	$2,186
Cash paid for income taxes	$719	$1,390	$1,368
Supplemental disclosure of non-cash investing and financing activities:
Deferred stock-based compensation	$18,370	$—	$—
Share capital (note 3)	$74,600	$—	$—
Additional paid in capital (note 3)	$(74,600)	$—	$—

See accompanying notes to consolidated financial statements.

GENESIS MICROCHIP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of operations

Genesis Microchip Inc. (“Genesis”) designs, develops and markets integrated circuits that receive and process digital video and graphic images.

2.    Significant accounting policies

Basis of consolidation

These consolidated financial statements include the accounts of Genesis and its subsidiaries. All inter-company transactions and balances have been eliminated.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates are used in determining the allowance for doubtful accounts, inventory valuation, and the useful lives of intangible assets. Actual results could differ from those estimates.

Cash and cash equivalents

All highly liquid investments with an original maturity of three months or less at the date of acquisition are classified as cash equivalents.

Short term investments

All liquid investments with an original maturity of longer than three months at the date of acquisition are classified as short term investments.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value.

Property and equipment

Property and equipment are stated at cost. Amortization is recorded using the following methods and annual rates over the estimated useful lives of the assets:

Property and equipment	20% to 30% declining balance
Computer software	20%-100% straight-line
Leasehold improvements	Straight-line over the term of the lease

Genesis regularly reviews the carrying values of its property and equipment by comparing the carrying amount of the asset to the expected future cash flows to be generated by the asset. If the carrying value exceeds the estimated amount recoverable, a write-down equal to the excess of the carrying value over the asset’s fair value is charged to the consolidated statement of operations.

GENESIS MICROCHIP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets and goodwill

In July 2001, the Financial Accounting Standards Board (“FASB”) SFAS No. 142, “Goodwill and Other Intangible Assets” issued SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless their lives are determined to be infinite. Acquisitions completed during the current fiscal year have been accounted for in accordance with SFAS 142.

Intangible assets are comprised of acquired core technology, acquired developed product technology, patents, trademarks and trade names. Patents are amortized on a declining balance basis at a rate of 10% while all other intangible assets are amortized on a straight-line basis over four to seven years. Goodwill represents the excess purchase price over the fair value of net assets acquired and has not been amortized, but will be periodically tested for impairment.

In arriving at the balances for goodwill arising out of the acquisitions of Sage, Inc. and the assets of VM Labs, Inc., estimates were made as to the fair values of assets purchased and liabilities assumed, including the lease liability for vacated premises. Subsequent adjustments to those estimates may result in a change in the reported amount of goodwill in the period in which a change in estimate is made.

Revenue recognition

Genesis recognizes revenue from product sales to customers when a contract is established, the price is determined, shipment is made and collection is reasonably assured. Genesis’ policy on sales to distributors is to defer recognition of sales and related cost of sales until the distributors resell the product. Product returns and allowances are estimated and provided for at the time of sale. To date, Genesis has not experienced any significant product returns.

Currency translation

The U.S. dollar is the functional currency of Genesis and of its subsidiaries. Transactions of Genesis and its subsidiaries originating in foreign currencies are translated into U.S. dollars at exchange rates approximating those at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated at the period-end rate of exchange and non-monetary items are translated at historical exchange rates. Exchange gains and losses are included in the consolidated statement of operations for the period.

Research and development expenses

Research and development costs are expensed as incurred other than acquired developed product and core technology that has alternative future use (note 4).

Financial instruments and concentration of credit risk

Financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable trade, accounts payable, accrued liabilities, lease liability and loan payable. Genesis determines the fair value of its financial instruments based on quoted market values or discounted cash flow analyses. Unless otherwise indicated, the fair values of financial assets and financial liabilities approximate their recorded amounts.

GENESIS MICROCHIP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial instruments that potentially subject Genesis to concentrations of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable trade. Cash equivalents consist of deposits with or guaranteed by major commercial banks, the maturities of which are three months or less from the date of purchase. Short-term investments consist of U.S. government debt securities, corporate debt securities and equity securities. With respect to accounts receivable, Genesis performs periodic credit evaluations of the financial condition of its customers and typically does not require collateral from them. Allowances are maintained for potential credit losses consistent with the credit risk of specific customers, historical trends and other information. Credit losses have been within management’s range of expectations.

Earnings per share

Basic earnings per share are calculated by dividing the net income for the period available to common stockholders by the weighted average number of shares of common stock outstanding during that period. Basic earnings per share exclude the dilutive effect of potential shares of common stock such as those issuable on exercise of stock options. Diluted earnings per share gives effect to all potential shares of common stock outstanding during the period. The weighted average number of diluted shares outstanding is calculated assuming that the proceeds from potential shares of common stock are used to repurchase common stock at the average stock price in the period.

Stock-based compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting of Stock Issued to Employees” and related interpretations, in accounting for its employee stock options. Under APB 25, deferred stock-based compensation is recorded at the option grant date in an amount equal to the excess of the market value of a common share over the exercise price of the option. Deferred stock-based compensation is amortized over the vesting period of the individual options, generally two to four years, in accordance with FASB Interpretation No. 44. Genesis applies the fair value method of FASB Statement No. 123 for valuing options granted to non-employees. The issuance of shares for consideration that is less than the market value of the shares results in compensation expense equal to the excess of the market value of the shares over the fair value of the consideration received.

Comprehensive income

Comprehensive income is defined as the change in equity of a company during a period resulting from transactions and other events and circumstances from non-owner sources. For the fiscal years ended March 31, 2002, 2001 and 2000, there was no difference for Genesis between net income and comprehensive income.

Income taxes

Genesis applies the asset and liability method of Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS 109”), under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. To the extent that it is not considered to be more likely than not that a deferred tax asset will be realized, a valuation allowance is provided.

GENESIS MICROCHIP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Genesis is entitled to Canadian federal and provincial investment tax credits that are earned as a percentage of eligible current and capital research and development expenditures incurred in each taxation year. Investment tax credits are available to be applied against future income tax liabilities, subject to a ten-year carry forward period. Investment tax credits are classified as a reduction of income tax expense for items of a current nature and a reduction of the related asset cost for items of a long–term nature, provided that Genesis has reasonable assurance that the tax credits will be realized.

Recent accounting pronouncements

In June 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that all business combinations to be accounted for by the purchase method of accounting and changes the criteria for recognition of intangible assets acquired in a business combination. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized; however, these assets must be reviewed at least annually for impairment. Intangible assets with finite useful lives will continue to be amortized over their respective useful lives. The provisions of SFAS 142 will be effective for Genesis’ fiscal year beginning April 1, 2002, except that goodwill and intangible assets acquired after June 30, 2001 are subject immediately to the non-amortization provisions of SFAS 142. The acquisitions (note 4) in 2002 have been accounted for in accordance with SFAS 141 and SFAS 142.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is required to be adopted for fiscal years beginning after June 15, 2002. Genesis has not yet determined what effect the adoption of SFAS 143 will have on its financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 amends existing accounting guidance on asset impairment and provides a single accounting model for long-lived assets to be disposed of. Among other provisions, the new rules change the criteria for classifying an asset as held-for-sale. The standard also broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such operations. The provisions of SFAS 144 will be effective for Genesis’s fiscal year 2003 and will be applied prospectively. Genesis has not yet determined what effect the adoption of SFAS 144 will have on its financial statements.

3.    Reorganization

Genesis Microchip Incorporated, a Nova Scotia company (“Genesis Microchip”), reorganized to a Delaware corporation effective February 13, 2002. In the reorganization, the holders of shares of Genesis Microchip exchanged their shares for an equal number of newly issued shares of Genesis Microchip Inc. (“Genesis”), a newly formed Delaware corporation. For accounting purposes, the reorganization was accounted for as a non-substantive exchange whereby Genesis recorded the net assets of Genesis Microchip in its consolidated financial statements initially at the same carrying value as recorded in the consolidated financial statements of Genesis Microchip immediately prior to the reorganization. In addition, the financial position, results of operations and cash flows previously reported by Genesis Microchip prior to the reorganization are reported unchanged in the comparative period to the consolidated financial statements of Genesis. Costs of this reorganization, which were not material, were expensed as incurred. See note 9 for a description of the capital stock of Genesis.

GENESIS MICROCHIP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Business combinations

Sage, Inc.

On February 19, 2002, Genesis issued 8,819,120 common shares for all the outstanding common shares of Sage, Inc. (“Sage”). Sage designed, developed and marketed digital display and video processors. Genesis also assumed remaining outstanding stock options that were converted to options to purchase 1,407,128 shares of Genesis common stock. This business combination has been accounted for under the purchase method of accounting. The purchase price was approximately $296.7 million, consisting of Genesis common stock valued at approximately $241.5 million, Genesis stock options valued at approximately $31.9 million, and direct acquisition costs estimated at approximately $23.3 million. Common stock was valued at $27.38 using the average closing price of Genesis stock for a period of two trading days before and after the announcement date of acquisition, which was September 28, 2001. Stock options were valued using the Black-Scholes option pricing model, applying a weighted average expected life of 5 years, a risk-free rate of 2.5% at the time of the transaction, an expected dividend yield of zero, a volatility of 104% and a deemed fair value of $27.38 per share. The intrinsic value of unvested options, totaling approximately $18.3 million, was recorded as deferred stock-based compensation on the acquisition.

The purchase price was allocated to assets acquired and liabilities assumed based on management’s analysis and estimates of their fair values of tangible assets and on an independent appraisal for all other identifiable assets. The excess of the purchase price over the net tangible and identifiable intangible assets acquired and liabilities assumed has been allocated to goodwill. The allocation of the purchase price is as follows (in thousands):

	Amount	Annual Amortization		Useful Lives
Net assets acquired:
Tangible net assets (other than property and equipment)	$47,302	$	N/A	N/A
Property and equipment	1,699		*	*
Intangible assets acquired:
Acquired developed product technology	30,800		7,700	4
Acquired core technology	4,300		1,075	4
Trademarks and trade names	500		125	4
Goodwill	197,056		N/A	N/A
In-process research and development	4,700		N/A	N/A
Deferred stock-based compensation	18,370		6,123	3
Deferred income tax	(8,064)		N/A	N/A

	$296,663		$15,023

The acquired developed product technology, which is comprised of products that are already technologically feasible, includes products in most of Sage’s product lines. These include digital video interface/line doublers, video enhancers, decoders and integrated chips for their home theatre and multi-media products. The acquired developed product technology of approximately $30.8 million is being amortized on a straight-line basis over an estimated remaining useful life of four years.

The acquired core technology, which is comprised of proprietary know-how that is already technologically feasible, includes projects that are expected to leverage functionality from previous developed products and technologies. The acquired core technology of approximately $4.3 million is being amortized on a straight-line basis over an estimated remaining useful life of four years.

GENESIS MICROCHIP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The trademarks and trade names consist of the Faroudja trade name and its Directional Correlational De-Interlacing label. The assigned value of approximately $500,000 is being amortized on a straight-line basis over an estimated remaining useful life of four years.

Goodwill represents the excess of the purchase price over the fair value of the underlying net identifiable assets. The carrying value of this goodwill will be reviewed periodically for potential impairment. No impairment has been identified at March 31, 2002.

At the time of the closing of the acquisition, Sage was developing new products that qualify as in-process research and development in multiple product areas. For the purposes of determining which products qualified as in-process research and development, technological feasibility is defined as being equivalent to completion of design verification testing when the design is finalized and ready for pilot manufacturing. Engineering efforts are focused on improving product performance, reducing product form factors integrating multiple functions into single components and component integration into modules. Products that will incorporate in-process technologies include digital video deinterlacers and line doublers and integrated chips. Developing and enhancing these products is time-consuming, costly and complex. There is a risk that these developments and enhancements will be late, fail to meet customer or market specifications, and will not be competitive with other products using alternative technologies that offer comparable functionality.

The value of $4.7 million assigned to in-process research and development was determined by considering the importance of each project to the overall development plan, estimating costs to develop the purchased in-process research and development into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The revenue estimates used to value the purchased in-process research and development were based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by Sage and its competitors.

The rates utilized to discount the net cash flows to their present value were based on Sage’s weighted average cost of capital. Given the nature of the risks associated with the difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets, the weighted average cost of capital was adjusted. Based on these factors, discount rates of 18%, 21.5%, and 25% were deemed appropriate for the acquired developed product technology, acquired core technology and in-process research and development, respectively.

The estimates used in valuing acquired intangible assets were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the projected results. Any such variance may result in a material adverse effect on Genesis’ financial condition and results of operations.

A portion of the purchase price has been allocated to acquired developed product and acquired core technology and in-process research and development. Acquired developed product and acquired core technology and in-process research and development were identified and valued through analysis of data provided by Sage concerning developmental products, their stage of development, the time and resources needed to complete them, if applicable, their expected income generating ability, target markets and associated risks. The income approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology and in-process research and development.

GENESIS MICROCHIP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Where developmental projects had reached technological feasibility, they were classified as either acquired developed product technology or acquired core technology, and the value assigned was capitalized. Where the developmental projects had not reached technological feasibility and had no alternative uses, they were classified as in-process research and development and have been charged to expenses upon closing of the acquisition.

The intrinsic value of unvested options, totaling approximately $18.3 million, is being amortized to expense over the remaining term of the options, categorized in the statement of operations in accordance with the nature of the service provided by the related employees. Amortization related to this business combination of $510,000 is included in research and development expense and $340,000 in selling, general and administrative expense for the year ended March 31, 2002.

The following unaudited pro forma information gives effect to the acquisition of Sage as if it had occurred on April 1 of each period presented (in thousands, except per share amounts):

	Year Ended March 31, 2002		Year Ended March 31, 2001
	Pro Forma	As Reported	Pro Forma	As Reported
Revenue	$197,092	$163,370	$96,694	$63,627
Net income (loss)	$(9,181)	$17,996	$(110,760)	$2,662
Earnings (loss) per share
Basic	$(0.31)	$0.82	$(3.92)	$0.14
Fully diluted	$(0.31)	$0.74	$(3.92)	$0.13
Weighted average shares
Basic	29,877	22,025	28,225	19,406
Fully diluted	29,877	24,177	28,225	19,884

Unaudited pro forma information is not necessarily indicative of the results of operations that would have been achieved had the transaction actually taken place at the dates indicated and do not purport to be indicative of the effects that may be expected to occur in the future. In the opinion of management, all adjustments to present fairly such pro forma information have been made.

VM Labs, Inc.

On March 22, 2002, Genesis closed its acquisition of substantially all the assets (including all patents, trademarks and other intellectual property) of VM Labs, Inc. for a price of $13.6 million in cash and the assumption of certain liabilities.

The results of operations of VM Labs for the periods prior to the acquisition date were not, in the context of acquired business requirements under federal securities laws, considered material or significant when compared with the consolidated results of operations of Genesis for any of the periods presented herein. Consequently no pro forma information has been presented.

The allocation of the aggregate purchase price is as follows (in thousands):

	Amount	Annual Amortization		Useful Lives
Tangible net assets acquired	$374	$	N/A	N/A
Acquired core technology	12,000		1,714	7 years
Goodwill	1,853		N/A	N/A

	$14,227		$1,714

GENESIS MICROCHIP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Inventory

Inventory consists of the following (in thousands):

	March 31, 2002	March 31, 2001
Finished goods	$17,336	$6,438
Work-in-process	5,087	5,777

	22,423	12,215
Less reserve	(2,376)	(1,710)

	$20,046	$10,505

6.    Property and equipment

Property and equipment consist of the following (in thousands):

	March 31, 2002	March 31, 2001
Property and equipment	$11,487	$8,878
Computer software	7,888	6,031
Leasehold improvements	3,755	3,263

	23,130	18,172
Less accumulated amortization	(11,397)	(7,766)

	$11,733	$10,406

7.    Intangible assets

Intangible assets consist of the following (in thousands):

	March 31, 2002	March 31, 2001
Acquired technology	47,100	—
Patents and other	1,440	705

	48,540	705
Less accumulated amortization	(1,292)	(163)

	$47,248	$542

8.    Lease liability

In connection with the acquisition of Sage, Genesis assumed a lease obligation related to premises previously used by Sage. These premises are no longer being used for operating purposes, consequently the liability for the present value of all future payments related to the lease is included as part of the allocation of the

GENESIS MICROCHIP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purchase price. Estimated future lease payments, net of any expected sub-lease income, by fiscal year are as follows (in thousands):

Amount
2003	$1,040
2004	898
2005	1,487
2006	1,425
2007	1,460
Thereafter	8,129

14,439
Less: imputed interest	4,380

10,059
Less: current portion	1,040

$9,019

9.    Loan payable

The loan payable is non-interest bearing and is unsecured. It is payable in annual principal installments by fiscal year as follows (in thousands):

Amount
2003	$89
2004	89
2005	89
2006	89
2007	61

417
Less current portion	89

$328

The fair value of the loan payable was $ 375,000 at March 31, 2002, and $420,000 at March 31, 2001, based on the present value of contractual future payments, discounted at the current market rate of interest available to Genesis for similar term and security debt instruments.

10.    Stockholders’ equity

Authorized Capital Stock

Genesis’s certificate of incorporation authorizes the issuance of 105,000,000 shares of capital stock, consisting of 100,000,000 shares of common stock, $0.001 par value per share, and 5,000,000 shares of preferred stock, $0.001 par value per share.

GENESIS MICROCHIP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Preferred Stock

The Board of Directors is authorized to issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions, qualifications and limitations granted to or imposed upon any unissued and undesignated shares of preferred stock and to fix the number of shares constituting any series and the designations of such series, without any further vote or action by the stockholders (subject to applicable law and applicable stock exchange rules). The Board of Directors, without stockholder approval (subject to applicable law and applicable stock exchange rules), can issue preferred stock with voting and conversion rights that could adversely affect the voting power or other rights of the holders of Genesis common stock, and the issuance of such preferred stock may have the effect of delaying, deferring or preventing a change in control of Genesis. No such preferred shares have been issued or authorized.

Common Stock

The holders of common stock are entitled to one vote per share on all matters to be voted upon by stockholders. Upon liquidation, dissolution or winding up, the holders of common stock will be entitled to share ratably in the net assets legally available for distribution to stockholders after the payment of all debts and other liabilities of the company, subject to the prior rights of preferred stock, if any, then outstanding.

11.    Stock option and stock purchase plans

1987 Stock Option Plan

The 1987 Stock Option Plan (the “1987 Plan”) was established for the benefit of full-time employees and directors of Genesis and consultants engaged by Genesis. Options granted under the 1987 Plan vest over periods of two to four years and expire from five to seven years from the dates of the grants, unless extended by the Board of Directors. As a result of the establishment of the 1997 Employee Stock Option Plan, no additional options will be granted under the 1987 Plan. Upon exercise, expiration or cancellation of all of the options granted under the 1987 Plan, this plan will be terminated. All options granted under the 1987 Plan are exercisable in Canadian dollars.

1997 Paradise Stock Option Plan

The 1997 Paradise Stock Option Plan (the “Paradise Plan”) provided for the granting of Incentive Stock Options to employees of Paradise Electronics Inc. (“Paradise”), a wholly owned subsidiary of Genesis, and Non-statutory Stock Options to Paradise employees, directors, and consultants. As a result of the merger of Paradise with Genesis in May 1999, each outstanding option or right to purchase shares of Paradise common stock is exercisable for Genesis common stock, adjusted to reflect the exchange ratio of Genesis common stock for Paradise common stock in the merger. No additional options will be granted under the Paradise Plan. Upon exercise, expiration or cancellation of all of the options granted under the Paradise Plan, this plan will be terminated.

1997 Employee Stock Option Plan

The 1997 Employee Stock Option Plan (the “1997 Employee Plan”) provided for the granting to employees of incentive stock options, non-statutory stock options and stock purchase rights for up to 800,000 common shares plus an annual increase to be added on the first day of each fiscal year equal to the lesser of (i) 2,000,000 Shares, (ii) 3.5% of the outstanding shares on such date, or (iii) a lesser amount determined by the Board. The exercise price of incentive stock options granted under the 1997 Employee Plan was not to be less than 100% of

GENESIS MICROCHIP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the fair market value of the common shares subject to the option on the date of the grant. The term of the options do not exceed 10 years and vest over four years. As of March 31, 2002, there were 197,469 shares available for grant under the 1997 Employee Plan.

1997 Non-Employee Stock Option Plan

The 1997 Non-Employee Stock Option Plan (the “Non-Employee Plan”) provides for the granting to non-employee directors and consultants of Genesis of options for up to 500,000 common shares. The exercise price of stock options granted under the Non-Employee Plan may not be less than 100% of the fair market value of the common shares subject to the option on the date of the grant. Options granted under the Non-Employee Plan have a term of up to ten years and generally vest over periods of up to two years. As at March 31, 2002, there were 270,675 shares available for grant under the Non-Employee Plan.

2000 Non-Statutory Stock Option Plan

The 2000 Non-Statutory Stock Option Plan (the “the 2000 Employee Plan”) provides for the granting to employees of non-statutory stock options for up to 1,500,000 common shares plus an annual increase to be added on the first day of each fiscal year equal to the lesser of (i) 2,000,000 Shares, (ii) 3.5% of the outstanding shares on such date, or (iii) a lesser amount determined by the Board. The exercise price of stock options granted under the 2000 Employee Plan may not be less than 100% of the fair market value of the common shares subject to the option at the date of grant. The term of the options may not exceed 10 years and generally vest over four years. As at March 31, 2002, there were 627,650 shares available for grant under the 2000 Employee Plan.

2001 Non-Statutory Stock Option Plan

The 2001 Non-Statutory Stock Option Plan (the “the 2001 Employee Plan”) provides for the granting to employees of non-statutory stock options for up to 1,000,000 common shares. The exercise price of stock options granted under the 2001 Employee Plan may not be less than 100% of the fair market value of the common shares subject to the option at the date of grant. The term of the options may not exceed 10 years and generally vest over four years. As at March 31, 2002, there were 76,800 shares available for grant under the 2001 Employee Plan.

Sage Stock Option Plan

The Sage Stock Option Plan (the “Sage Plan”) provided for the granting of Incentive Stock Options to employees of Sage Inc. (“Sage”), a wholly owned subsidiary of Genesis, and Non-statutory Stock Options to Sage employees, directors, and consultants. As a result of the purchase of Sage, each outstanding option or right to purchase shares of Sage common stock is exercisable for Genesis common stock, adjusted to reflect the exchange ratio of Genesis common stock for Sage common stock in the purchase and sale agreement. No additional options will be granted under the Sage Plan. Upon exercise, expiration or cancellation of all of the options granted under the Sage Plan, this plan will be terminated.

Employee Stock Purchase Plan

Genesis has established an employee stock purchase plan under which employees may authorize payroll deductions of up to 15% of their compensation (as defined in the plan) to purchase common shares at a price equal to 85% of the lower of the fair market values as of the beginning or the end of the offering period. As at March 31, 2002, 105,516 common shares were available for issuance under this plan.

GENESIS MICROCHIP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Stock Options

Details of stock option transactions are as follows:

	Number of shares	Option price per share	Weighted average exercise price per share
Balances, March 31, 1999	1,967,268	$0.17—31.50	$7.64
Issued	1,508,789	15.25—27.13	18.89
Exercised	(616,717)	0.17—20.81	4.67
Cancelled	(342,914)	0.78—31.50	12.97

Balances, March 31, 2000	2,516,426	0.17—31.50	13.50
Issued	3,190,900	9.25—20.56	14.33
Exercised	(317,446)	0.17—18.13	4.82
Cancelled	(1,037,768)	0.78—29.93	15.96

Balances, March 31, 2001	4,352,112	0.17—31.50	14.28
Issued	1,657,436	8.95—69.81	31.18
Assumed	1,407,128	0.99—58.38	17.65
Exercised	(2,596,217)	0.17—45.07	14.76
Cancelled	(269,817)	3.42—59.03	21.44

Balances, March 31, 2002	4,550,642	$0.17—69.81	$21.03

There were 1,051,175 options at March 31, 2002, 1,028,002 options at March 31, 2001, and 533,580 options at March 31, 2000, that had vested and were exercisable, with a weighted average exercise price per share of $16.35 at March 31, 2002, $13.39 at March 31, 2001, and $7.54 at March 31, 2000. All options except for those options assumed on the acquisition of Sage (note 4) were issued during each period were issued having exercise prices equal to the underlying common stock’s market value. The weighted average remaining contractual life of all of the options outstanding at March 31, 2002 was 8.55 years, at March 31, 2001 was 6.95 years, and at March 31, 2000 was 8.45 years.

The following table summarizes information concerning outstanding and exercisable options at March 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
$0.17—9.25	445,775	7.60	$ 6.75	200,465	$ 4.33
9.26—13.87	1,106,227	8.85	11.68	277,581	11.66
13.88—20.82	1,515,597	8.26	17.71	294,308	17.72
20.83—31.23	733,328	8.24	25.82	230,858	24.87
31.24—46.84	649,010	9.62	43.01	33,202	40.88
46.85—69.81	100,705	9.19	60.48	14,761	51.69

Total	4,550,642	8.55	21.03	1,051,175	16.35

GENESIS MICROCHIP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Genesis recorded deferred stock-based compensation of $18.3 million for the year ended March 31, 2002 related to the acquisition of Sage (note 4). Genesis recorded no deferred stock-based compensation for the years March 31, 2001 or March 31, 2000. The amortization of deferred stock-based compensation is charged to operations and is amortized over the vesting period of the options. Amortization of deferred stock-based compensation was $970,000 for the year ended March 31, 2002, $86,000 for the year ended March 31, 2001, and $53,000 for the year ended March 31, 2000.

SFAS 123 requires the disclosure of pro forma net income and earnings per share had Genesis adopted the fair value method as of the beginning of its 1996 fiscal year. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from Genesis’ stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. Genesis’ calculations were made using the Black-Scholes option-pricing model using a dividend yield of 0% and the assumptions noted below in the table.

	Years Ended March 31,
	2002	2001	2000
Risk-free interest rates	3.5%	4.5%	5.0%
Volatility	116%	80%	88%
Expected life of option in years	5	5	5

Had compensation expense been determined based on the fair value of awards at the grant dates in accordance with the methodology prescribed in SFAS 123, Genesis’ net income and earnings per share for fiscal 2002 would have decreased by approximately $20,069,000 or by $0.91 for basic earnings per share and by $0.83 for diluted earnings per share. Net income and earnings per share for fiscal 2001 would have decreased by approximately $10,538,000 or by $0.54 for basic earnings per share and by $0.53 for diluted earnings per share. The net income and earnings per share for fiscal 2000 would have decreased by approximately $9,557,000 or by $0.51 for basic earnings per share and by $0.49 for diluted earnings per share. The effects on pro forma disclosure of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosure in future years.

The weighted average fair values of options granted during fiscal 2002, 2001, and 2000 are $22.21, $8.79, and $15.45, respectively.

12.    Restructuring

In connection with the acquisition of Sage (note 4), Genesis recorded restructuring expenses of $1.9 million during the year ended March 31, 2002. The expenses primarily included amounts related to severance payments to terminated employees and write-offs related to redundant computer software. All costs related to restructuring have been or are expected to be paid prior to March 31, 2003.

GENESIS MICROCHIP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Income taxes

The provision for income taxes consists of (in thousands):

	Years Ended March 31,
	2002	2001	2000
Current	$1,711	$1,054	$1,069
Deferred	5,018	(3,537)	(709)

	$6,729	$(2,483)	$360

The provision for (recovery of) income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows (in thousands):

	Years Ended March 31,
	2002	2001	2000
Basic federal rate applied to income before provision for (recovery of) income taxes	$8,407	$61	$2,165
Adjustments resulting from:
State and provincial income taxes	1,483	15	637
Non-deductible expenses	1,534	280	65
Research and development deductions and investment tax credits	(609)	(2,271)	(1,400)
Foreign tax rate differences	189	(472)	—
Change in valuation allowance	(4,594)	—	(1,096)
Other items	319	(96)	(11)

	$6,729	$(2,483)	$360

Pretax income from foreign operations was $11,783,000 for the year ended March 31, 2002, and $4,730,000 for the year ended March 31, 2001 and $427,000 for the year ended March 31, 2000.

Significant components of Genesis’s deferred tax assets (liabilities) are as follows (in thousands):

	March 31,
	2002	2001
Acquisition-related intangibles	$(16,395)	$—
Net operating loss carry-forwards	8,276	6,857
Investment tax credit carry-forwards	2,284	1,737
Deferred interest charges	—	1,492
Issue costs	212	554
Merger related costs	180	405
Other	260	110

Net deferred tax asset (liability)	(5,183)	11,155
Less valuation allowance	—	(4,594)

	$(5,183)	$6,561

GENESIS MICROCHIP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The valuation allowance decreased by $4,594,000 during the year ended March 31, 2002 primarily as a result of recognizing the benefit of net operating losses. There was no change in the valuation allowance during the year ended March 31, 2001. The valuation allowance decreased during fiscal 2000 by $1,096,000, primarily as a result of recognizing the benefit of net operating losses.

As of March 31, 2002, Genesis has tax loss carry-forwards of $32,517,000 arising from stock option deductions, the benefit of which have not been recognized in these financial statements. The benefit from these deductions will be recorded as additional paid in capital when realized. A benefit of $1,338,000 was realized in 2002 (2001 and 2000—$0) from the application of stock option deduction expense and was credited directly to paid-in capital.

In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income uncertainties related to the industry in which Genesis operates and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, Genesis would need to generate future taxable income of approximately $35,000,000 prior to the expiration of the net operating loss carry-forwards in the years 2008 to 2015. Based upon the level of historical taxable income and projections for future taxable income over the periods that the deferred tax assets are deductible, management believes it is more likely than not Genesis will realize the benefits of these deductible differences.

14.    Earnings per share

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation as required by SFAS 128 (in thousands, except per share amounts):

	Years Ended March 31,
	2002	2001	2000
Numerator for basic and diluted net income per share:
Net income	$17,996	$2,662	$6,008

Denominator for basic net income per share:
Weighted average common shares	22,025	19,406	18,756

Basic net income per share	$0.82	$0.14	$0.32

Denominator for diluted net income per share:
Weighted average common shares	22,025	19,406	18,756
Stock options and warrants	2,152	478	1,166

Shares used in computing diluted net income per share	24,177	19,884	19,922

Diluted net income per share	$0.74	$0.13	$0.30

There were 660,395 options at March 31, 2002, 2,625,569 options at March 31, 2001, and 214,725 options at March 31, 2000 that were anti-dilutive and not included in the calculation of diluted net income per share.

GENESIS MICROCHIP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Commitments and contingencies

Lease commitments

Genesis leases premises in the United States, Canada, India, Taiwan, Japan, Korea, and China under operating leases that expire between March 2003 and January 2009. In addition, certain equipment is leased under non–cancelable operating leases expiring in various years through 2005. Future minimum lease payments, net of related sub-lease rental income, by fiscal year are as follows (in thousands):

Amount
2003	$3,356
2004	2,964
2005	2,604
2006	2,600
2007	2,462
Thereafter	1,396

$15,382

Rental expense was $3,067,000 for the year ended March 31, 2002, $2,211,000 for the year ended March 31, 2001, and $1,187,000 for the year ended March 31, 2000.

Material legal proceedings

On March 14, 2002, Genesis filed a patent infringement lawsuit against Media Reality Technologies, Inc. (MRT), SmartASIC Inc., and Trumpion Microelectronics, Inc. in the United States District Court for the Northern District of California. The complaint alleges that certain MRT, SmartASIC, and Trumpion products, which are sold as video/graphics display controllers, infringe various claims of a Genesis U.S. patent. This patent has also been issued in Japan and Korea and is pending in Taiwan. As part of this lawsuit, Genesis is seeking monetary damages and a permanent injunction that bars MRT, SmartASIC and Trumpion from making, using, importing, offering to sell, or selling the allegedly infringing products in the United States.

On April 24, 2001, Silicon Image, Inc. filed a patent infringement lawsuit against Genesis in the United States District Court for the Eastern District of Virginia and simultaneously filed a complaint before the United States International Trade Commission in Washington, D.C. The complaint and suit allege that all of Genesis products that contain digital receivers infringe on various claims of one of their patents. Genesis believes the lawsuit and the complaint are baseless and without merit and we intend to vigorously defend against these claims. On December 7, 2001 Silicon Image, Inc. formally moved to withdraw its complaint before the United States International Trade Commission and have terminated these proceedings. The trial to be held in the United States District Court for the Eastern District of Virginia is scheduled to commence on January 20, 2003. The future financial impact of these claims is not yet determinable and no provision has been made in our consolidated financial statements for any future costs associated with these claims.

Supply agreements

Through March 31, 2002, only one manufacturer produced each of Genesis’s semiconductor products. Should a source of a product cease to be available, management believes that this would have a material adverse effect on Genesis’s business, financial condition and results of operations. Genesis has no guarantees of minimum capacity from its suppliers and is not liable for minimum purchase commitments.

GENESIS MICROCHIP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    Segment information

Market information

Genesis operates and tracks its results in one operating segment. Genesis designs, develops and markets integrated circuits that manipulate and process digital video and graphic images. The target market is divided into two major categories; flat panel monitors and other.

Revenues by major category were as follows (in thousands):

	Years Ended March 31,
	2002	2001	2000
Flat panel monitors	$145,001	$45,928	$36,788
Other	18,369	17,699	16,544

	$163,370	$63,627	$53,332

Other revenue includes $829,000 of sub-lease rental income for the year ended March 31, 2002 and $1,030,000 for the year ended March 31, 2001. No rental income was earned during the year ended March 31, 2000.

Geographic information

Geographic revenue information is based on the shipment destination. Long-lived assets include property and equipment, as well as intangible assets. Property and equipment information is based on the physical location of the asset while the intangible assets are based on the location of the owning entity.

Genesis invoices its customers in U.S. dollars. Revenues from unaffiliated customers by geographic region were as follows (in thousands):

	Years Ended March 31,
	2002	2001	2000
United States	$6,566	$9,519	$11,288
China	24,503	12	—
Japan	12,760	9,006	11,830
South Korea	51,411	9,404	8,544
Taiwan	62,857	29,958	19,763
Rest of world	5,273	5,728	1,907

	$163,370	$63,627	$53,332

Net long-lived assets by country were as follows (in thousands)

	March 31, 2002	March 31, 2001
United States	$251,571	$4,896
Canada	5,123	6,052
Rest of world	1,196	—

	$257,890	$10,948

GENESIS MICROCHIP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Customer concentration information

For the year ended March 31, 2002, two customers each accounted for more than 10% of total revenues. For the year ended March 31, 2001, no customer accounted for more than 10% of total revenues. For the year ended March 31, 2000, one customer accounted for 10% of total revenues.

At March 31, 2002, no customer represented more than 10% of accounts receivable trade. At March 31, 2001, one customer represented 10% of accounts receivable trade.

17.    Related party transactions

Genesis won a public auction of the assets of VM Labs, Inc. that culminated in a federal Bankruptcy Court proceeding held on February 28, 2002 (the “Auction”) and Genesis closed the transaction on March 22, 2002 (the “Closing”). Genesis acquired those assets for a price of $13.6 million in cash and the assumption of certain liabilities. Three directors of Genesis had indirect interests in VM Labs as a result of their relationship with VM Labs’s secured creditor. All three directors divested their interests prior to the Closing without realizing profit except for the receipt of accrued interest on their promissory notes, as described below.

One of the parties bidding at the Auction was Paradise IV, Inc., a secured creditor of VM Labs, Inc. Three directors of Genesis, Messrs. Lushtak, Diamond and Chandrashekar M. Reddy, had interests in Paradise IV. In November 2001, Messrs. Lushtak, Diamond and C. M. Reddy had loaned $1,000,000, $750,000 and $400,000, respectively, to Paradise IV pursuant to promissory notes due June 2002, which accrued interest at an annual rate of 6% and which included warrants to purchase 800,000 shares, 600,000 shares and 320,000 shares, respectively, of common stock of Paradise IV at a price of $.001 per share, representing a total of 24.57% of the fully diluted equity interests in Paradise IV. Also, prior to the Auction, Mr. Lushtak was Chairman of the Board and Chief Executive Officer of Paradise IV and owned 22.86% of the common stock of Paradise IV, which he acquired for an aggregate of $1,600.

At the time that the Genesis Board began its evaluation of the VM Labs assets, Messrs. Lushtak, Diamond and C. M. Reddy disclosed their interests in Paradise IV to the Genesis Board and recused themselves from the evaluation of the VM Labs assets. On the date that the Genesis Board approved the submission of a bid in the Auction, Mr. Lushtak resigned from his positions as Chairman and Chief Executive Officer of Paradise IV, and Paradise IV redeemed all of Mr. Lushtak’s equity interest in Paradise IV at cost. Prior to the Closing, each of Messrs. Lushtak, Diamond and C. M. Reddy (i) delivered his promissory note to Paradise IV for repayment of the face amount of such note plus accrued interest through the date of repayment and (ii) surrendered his warrant to Paradise IV for cancellation. None of Messrs. Lushtak, Diamond or C. M. Reddy received any additional consideration for the cancellation of their notes or the surrender of their warrants.

In November 2001, Assured Space Access Corporation loaned $500,000 to Paradise IV, and received a warrant to purchase 400,000 shares of common stock of Paradise IV, on similar terms as the notes and warrants discussed above. Mr. Lushtak does not control Assured Space Access, although he and his wife together own approximately 13% of the equity in Assured Space Access, and Mr. Lushtak is a director of that company. Also in November 2001, Lushtak Family Limited Partnership I loaned $500,000 to Paradise IV, and received a warrant to purchase 400,000 shares of common stock of Paradise IV, on similar terms as the notes and warrants discussed above. The adult sons of Mr. Lushtak, none of whom reside with him, are partners in the partnership. Mr. Lushtak does not have an economic interest in the partnership and does not control any voting rights or dispositive rights with respect to the partnership.

18.    Comparative figures

Certain comparative figures presented in these consolidated financial statements have been reclassified to conform to the current year’s presentation.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance, beginning of year $000	Charged to Cost of Sales $000	Deductions $000	Balance, end of year $000
Inventory Obsolescence Reserve
March 31, 2000	390	550	—	940
March 31, 2001	940	1,254	484	1,710
March 31, 2002	1,710	666	—	2,376

GENESIS MICROCHIP INC.

Selected Quarterly Financial Information
(Unaudited)

	Three Months Ended
	Mar. 2002	Dec. 2001	Sep. 2001	Jun. 2001	Mar. 2001	Dec. 2000	Sep. 2000	Jun. 2000
Revenues	$56,104	$49,823	$36,137	$21,306	$18,471	$17,304	$15,040	$12,812
Cost of revenues	31,268	27,109	19,465	11,445	14,762	7,697	5,603	4,354

Gross profit	24,836	22,714	16,672	9,861	3,709	9,607	9,437	8,458
Operating expenses:
Research and development	7,085	5,292	5,161	4,224	4,156	4,792	4,417	4,048
Selling, general and administrative	7,335	5,380	4,538	4,216	5,372	3,833	3,553	3,189
Amortization of acquired intangibles	1,032	—	—	—	—	—	—	—
In-process research and development	4,700	—	—	—	—	—	—	—
Restructuring	1,858	—	—	—	—	—	—	—

Total operating expenses	22,010	10,672	9,699	8,440	9,528	8,625	7,970	7,237

Income (loss) from operations	2,826	12,042	6,973	1,421	(5,819)	982	1,467	1,221
Interest and other income	332	378	399	354	433	642	739	514

Income (loss) before income taxes	3,158	12,420	7,372	1,775	(5,386)	1,624	2,206	1,735
Provision for (recovery of) income taxes	3,494	2,317	740	178	(2,540)	(354)	241	170

Net income (loss)	$(336)	$10,103	$6,632	$1,597	$(2,846)	$1,978	$1,965	$1,565

Net income (loss) per share
Basic	$(0.01)	$0.47	$0.32	$0.08	$(0.15)	$0.10	$0.10	$0.08
Diluted	$(0.01)	$0.42	$0.29	$0.08	$(0.15)	$0.10	$0.10	$0.08
Weighted average number of common shares used to compute basic net income (loss) per share	26,124	21,623	20,697	19,719	19,524	19,378	19,293	19,183
Weighted average number of common shares used to compute diluted net income (loss) per share	26,124	23,798	22,617	21,244	19,524	19,860	19,963	19,858

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

Not applicable.

PART III

Item 10.    Directors and Executive Officers:

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and any person who owns more than ten percent of our common shares to file reports of ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission and with us. Based on our review of copies of forms and written representations, we believe that all of our officers, directors and greater than ten percent shareholders complied with all filing requirements applicable to them for the year ended March 31, 2002.

Directors and Executive Officers

The following table lists the names and positions held by each of our directors and executive officers as of June 28, 2002:

Name	Age	Position
James E. Donegan	56	Chairman and Chief Executive Officer

Robert Bicevskis	41	Vice President, Intellectual Property

Eric Erdman	44	Chief Financial Officer and Secretary

Anders Frisk	46	Vice President, Marketing

Arun Johary	44	Chief Technical Officer

Ken Murray	51	Vice President, Human Resources

Matthew Ready	43	Vice President, Sales

Mohammad Tafazzoli	42	Vice President, Operations

Chandrashekar M. Reddy	41	Vice Chairman

Jeffrey Diamond	49	Director

George A. Duguay	49	Director

Alexander S. Lushtak	63	Director

N. Damodar Reddy	63	Director

James E. Donegan has served as Chairman since June 21, 2002 and as Chief Executive Officer since June 25, 2002. He has served as a Director since September 1997. Mr. Donegan was the Chairman of the Board, President and Chief Executive Officer of Sipex Corporation, a semiconductor company, from 1985 until June 2002. Mr. Donegan holds a B.A. degree from Villanova University.

Robert Bicevskis has served as Vice President, Intellectual Property since February 2002. Prior to that he served as Chief Technology Officer from April 2001. He joined Genesis in July 2000 as Vice President, Engineering. Prior to that he held senior engineering and design management positions with ATI Technologies, most recently as Director of Hardware Engineering. He has also served with National Semiconductor and Control Data in various software and hardware roles. Mr. Bicevskis holds a B.A.Sc. in Engineering Science and a M.A.Sc. in Electrical Engineering, both from the University of Toronto.

Eric Erdman has served as Chief Financial Officer since March 2002 and as Secretary since June 2002. From March 2002 to June 2002 he served as Assistant Secretary. Prior to that he served as Chief Financial Officer from December 1997 to February 2002, and as Secretary from October 1995 to February 2002. He joined Genesis in July 1995 as Director, Finance and Administration, served as Vice President, Finance and

Administration from July 1996 to May 1999, and as a Director from October 1995 to September 1996. Mr. Erdman holds a Bachelor of Mathematics degree from the University of Waterloo, and he is a member of the Canadian Institute of Chartered Accountants and of the American Institute of Certified Public Accountants.

Anders Frisk joined Genesis in March 2000. Prior to then, he served as Director of Technology Planning with Nokia from February 1998 to March 2000, and as PC Architecture Manager Fujitsu ICL Computers from April 1991 to January 1998. Mr. Frisk has served on the board of the Video Electronics Standards Association, or VESA, and chaired VESA’s Monitor Committee for four years. Mr. Frisk holds a Master’s degree in Electrical Engineering from Stockholm’s Royal Institute of Technology.

Arun Johary joined Genesis as a result of the acquisition of Sage, Inc. He served as Vice President of Engineering and Chief Technical Officer of Sage from April 1997. From January 1995 to January 1997, Mr. Johary was a Vice President for Technology at Armedia Inc., a company Mr. Johary co-founded in 1995. From June 1986 to January 1995, Mr. Johary served as a Senior Engineer of graphics and Multimedia Architecture at Chips & Technologies, Inc. From August 1982 to June 1986, Mr. Johary was an Applications Engineer at Intel Corporation. Mr. Johary received an M.S. in Electrical Engineering from the University of Southern California and a B.S. in Electrical Engineering from the Indian Institute of Technology.

Ken Murray joined Genesis in August 2000. Prior to then, he served as Vice President, Human Resources for Chordiant Software (1999-2000), NeoMagic Corp. (1997-99), Akashic Memories Corp. (1990-97) and Domain Technology (1984-89). He has also worked in human resources and personnel management for Memorex (1975-84) and ISS/Sperry-Univac (1973-75). Mr. Murray holds a B.S. degree in Business Administration from San Jose State University.

Matthew Ready joined Genesis in April 2000. Prior to then, he served as General Manager of the Global PC Business Unit for Brooks Technical Group from July 1997. Mr. Ready was Vice President of Worldwide Sales for Array Microsystems from September 1996 to June 1997 and Vice President Sales with OPTi Computer from March 1991 to August 1996. Mr. Ready holds a B.S. degree in Business Administration from San Jose State University.

Mohammad Tafazzoli has served as Vice President, Operations since June 2000. He was previously the Director of Operations at Genesis and joined the company as a result of the merger with Paradise Electronics. Prior to joining Paradise, Mr. Tafazzoli was a Senior Manager, Product Engineering for Cirrus Logic’s Graphics Business Unit from October 1993 to March 1998. Mr. Tafazzoli holds a B.S.E.E. degree from San Jose State University.

Chandrashekar M. Reddy joined Genesis upon the acquisition of Sage, Inc. as Vice Chairman and a Director in February 2002. He served as Executive Vice President, Engineering of Genesis from February to June 2002. He served as Chairman of the Board and Chief Executive Officer of Sage from its inception in 1994. From 1986 to 1995, Mr. Reddy held several design and program management positions at Intel Corporation. Mr. Reddy received an M.S. in Electrical Engineering from the University of Wisconsin, Madison and a B.S. in Electrical Engineering from the Indian Institute of Technology.

Jeffrey Diamond has served as a Director since April 2001. Prior to then, he served as an executive and consultant since the Genesis-Paradise merger of 1999. Prior to the merger, he served as a Director of Paradise Electronics from its inception in 1996 and served as CEO of Paradise Electronics from September 1998.

George A. Duguay has served as a Director since May 1993. Mr. Duguay has served as the President of G. Duguay Services Inc., a partner of Duguay and Ringler Corporate Services, a business providing bookkeeping and corporate secretarial services, since May 1985. Mr. Duguay also serves as Secretary for MCK Mining Corp. and for European Gold Resources Inc., and as Chief Financial Officer and Secretary of Titanium Corporation Inc. He also serves as an officer or director of several private companies.

Alexander S. Lushtak served as Chairman from April 2001 to June 21, 2002 and has served as a Director since May 1999. He is a founder of Paradise Electronics, Inc. and served as the Chairman of the Board of Directors of Paradise from 1996 until May 1999 when it merged with Genesis. From 1993 to 1996 he was the founder and Chairman of the Board of Directors of Accent Inc., a voice recognition company. Mr. Lushtak also serves on the Board of Directors of two private companies.

N. Damodar Reddy has served as a Director since the February 2002 acquisition of Sage, Inc. He had served as a Director of Sage from October 1996 until February 2002. Since February 1985, Mr. Reddy has served as the President, Chairman of the Board and Chief Executive Officer of Alliance Semiconductor. From September 1983 to February 1985, Mr. Reddy served as President and chief executive Officer of Modular Semiconductor, Inc. Mr. Reddy received an M.S. in Electrical Engineering from North Dakota State University and an M.B.A. from Santa Clara University. Mr. Reddy is also a director of Tower Semiconductor.

There is no family relationship between Mr. Chandrashekar M. Reddy and Mr. N. Damodar Reddy.

On June 25, 2002, Mr. Amnon Fisher resigned as our President and Chief Executive Officer and as a Director. Mr. Fisher was appointed Chief Executive Officer in April 2000 and as President in February 2000. He was elected as a Director in August 2000. The company and Mr. Fisher currently are negotiating the terms of Mr. Fisher’s severance arrangements.

Item 11.    Executive Compensation:

The information required by this item is incorporated by reference from our proxy statement prepared in connection with our 2002 annual meeting of stockholders. The information for this item can be found under the caption, “Compensation and Other Information Concerning Officers.”

Item 12.    Security Ownership of Principal Owners and Management:

The information required by this item is incorporated by reference from our proxy statement prepared in connection with our 2002 annual meeting of stockholders. The information for this item can be found under the caption, “Security Ownership by Our Directors, Officers and Principal Stockholders.”

Item 13.    Significant Relationships and Transactions with Directors, Officers or Principal Stockholders:

VM Labs, Inc.

We won a public auction of the assets of VM Labs, Inc. that culminated in a federal Bankruptcy Court proceeding held on February 28, 2002 (the “Auction”) and we closed the transaction on March 22, 2002 (the “Closing”). We acquired those assets for a price of $13.6 million in cash and the assumption of certain liabilities. Three of our directors had indirect interests in VM Labs as a result of their relationship with VM Labs’s secured creditor. All three directors divested their interests prior to the Closing without realizing profit except for the receipt of accrued interest on their promissory notes, as described below.

One of the parties bidding at the Auction was Paradise IV, Inc., a secured creditor of VM Labs, Inc. Three of our directors, Messrs. Lushtak, Diamond and Chandrashekar M. Reddy, had interests in Paradise IV. In November 2001, Messrs. Lushtak, Diamond and C. M. Reddy loaned $1,000,000, $750,000 and $400,000, respectively, to Paradise IV pursuant to promissory notes due June 2002, which accrued interest at an annual rate of 6% and which included warrants to purchase 800,000 shares, 600,000 shares and 320,000 shares, respectively, of common stock of Paradise IV at a price of $.001 per share, representing a total of 24.57% of the fully diluted equity interests in Paradise IV. Also, prior to the Auction, Mr. Lushtak was Chairman of the Board and Chief Executive Officer of Paradise IV and owned 22.86% of the common stock of Paradise IV, which he acquired for an aggregate of $1,600.

At the time that our board of directors began its evaluation of the VM Labs assets, Messrs. Lushtak, Diamond and C. M. Reddy disclosed their interests in Paradise IV to our board and recused themselves from the evaluation of the VM Labs assets. On the date that our board approved the submission of a bid in the Auction, Mr. Lushtak resigned from his positions as Chairman and Chief Executive Officer of Paradise IV, and Paradise IV redeemed all of Mr. Lushtak’s equity interest in Paradise IV at cost. Prior to the Closing, each of Messrs. Lushtak, Diamond and C. M. Reddy (i) delivered his promissory note to Paradise IV for repayment of the face amount of such note plus accrued interest through the date of repayment and (ii) surrendered his warrant to Paradise IV for cancellation. None of Messrs. Lushtak, Diamond or C. M. Reddy received any additional consideration for the cancellation of their notes or the surrender of their warrants.

In November 2001, Assured Space Access Corporation loaned $500,000 to Paradise IV, and received a warrant to purchase 400,000 shares of common stock of Paradise IV, on similar terms as the notes and warrants discussed above. Mr. Lushtak does not control Assured Space Access, although he and his wife together own approximately 13% of the equity in Assured Space Access, and Mr. Lushtak is a director of that company. Also in November 2001, Lushtak Family Limited Partnership I loaned $500,000 to Paradise IV, and received a warrant to purchase 400,000 shares of common stock of Paradise IV, on similar terms as the notes and warrants discussed above. The adult sons of Mr. Lushtak, none of whom reside with him, are partners in the partnership. Mr. Lushtak does not have an economic interest in the partnership and does not control any voting rights or dispositive rights with respect to the partnership.

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-k:

(a)  Documents filed with this report:

1.  Consolidated Financial Statements.

The following consolidated financial statements and related auditors’ report are incorporated in Item 8 of this report.

•	Auditors’ Report.

•	Consolidated Balance Sheets at March 31, 2002 and 2001.

•	Consolidated Statements of Operations for the years ended March 31, 2002, March 31, 2001 and March 31, 2000.

•	Consolidated Statements of Shareholders’ Equity for the years ended March 31, 2002, March 31, 2001 and March 31, 2000.

•	Consolidated Statements of Cash Flows for the years ended March 31, 2002, March 31, 2001 and March 31, 2000.

•	Notes to Consolidated Financial Statements

•	Financial Statement Schedule

•	Selected Quarterly Financial Information

2.  Consolidated Financial Statement Schedules.

The schedule listed in the Consolidated Financial Statement Schedule Index is filed as part of this report on Form 10-K. All other financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements and Notes thereto which are included herein.

3.  Exhibits.

The exhibits listed in the Exhibit Index are filed as a part of this report on Form 10-K.

(b)  Reports on Form 8-K:

On March 4, 2002 we filed a Report on Form 8-K in connection with our acquisition of Sage, Inc., which we subsequently amended on Form 8-K/A dated May 6, 2002.

SIGNATURES

The following authorized person has signed this report on our behalf, as required by Section 13 or 15(d) of the Securities Exchange Act of 1934.

GENESIS MICROCHIP INC.

By:	/s/ ERIC ERDMAN
Eric Erdman Chief Financial Officer and Secretary
Date: June 28, 2002

This report has been signed by the following persons in the capacities and on the dates indicated as required by the Securities Exchange Act of 1934.

Name	Title	Date

/s/ JAMES E. DONEGAN James E. Donegan	Chairman and Chief Executive Officer	June 28, 2002

/S/ ERIC ERDMAN Eric Erdman	Chief Financial Officer and Secretary	June 28, 2002

/S/ CHANDRASHEKAR M. REDDY Chandrashekar M. Reddy	Vice Chairman	June 28, 2002

/S/ JEFFREY DIAMOND Jeffrey Diamond	Director	June 28, 2002

/S/ GEORGE A. DUGUAY George A. Duguay	Director	June 28, 2002

/S/ ALEXANDER S. LUSHTAK Alexander S. Lushtak	Director	June 28, 2002

/S/ N. DAMODOR REDDY N. Damodor Reddy	Director	June 28, 2002

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1(1)	Agreement and Plan of Merger and Reorganization, dated as of September 27, 2001, by and between Genesis Microchip Incorporated and Sage, Inc.

2.2(1)	Share Exchange and Arrangement Agreement and Plan of Arrangement by and among the Registrant, Genesis Microchip Nova Scotia Corp., and Genesis Microchip Incorporated.

3.1(1)	Certificate of Incorporation of the Registrant.

3.2	Amended and Restated Bylaws of the Registrant.

3.3(2)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.

4.1(1)	Form of Common Stock Certificate of the Registrant.

4.2(2)	Preferred Stock Rights Agreement, dated as of June 27, 2002, between the Registrant and Mellon Investor Services, L.L.C.

10.1(3)	Agreement, dated January 20, 1997, between Yves Faroudja and Faroudja Laboratories, Inc.

10.2	Employment agreement dated March 18, 2002 with Eric Erdman.

21	Subsidiaries.

23.1	Consent of KPMG LLP.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-72202) filed with the Securities and Exchange Commission on October 25, 2001, as amended.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on June 28, 2002.
(3)	Incorporated by reference to Faroudja Laboratories, Inc.’s Form S-1 (File No. 333-32375) filed with the Securities and Exchange Commission on July 30, 1997, as amended.