Form 10-K/A
period 2002-03-31
GENESIS MICROCHIP INC /DE
filed 2002-07-29
CIK 1161396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None. This Amendment to Form 10-K is being filed for the sole purpose of including the information required by Items 10, 11 and 12 pursuant to General Instruction G(3).

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

•
System Engineering Group: produces evaluation boards and manufacture-ready reference designs that facilitate the integration of our products into the end products manufactured by our customers. In addition to producing reference designs for flat panel monitors, the systems engineering group focuses on the emerging market for flat panel televisions. New reference designs being produced have full television functionality, and are targeted at a range of television sets from 13-inch LCD TVs to high-end 60-inch plasma display panel, or PDP, displays. For flat panel monitors, new reference designs address the need for continued cost reduction.

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

We provide direct service and support to our customers through our offices in the United States, Canada, Japan, Korea, China and Taiwan. Our sales representatives and our distributors also provide ongoing support and service on our behalf. We provide customer support through both on-site customer service and through remote support from our various facilities. We generally provide a one-year warranty for our integrated circuit products.

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

All of our products are sourced such that we have only one supplier for any one device. Based on our current production volumes, this approach of single sourcing is reasonable. As our volumes grow, we intend to secure sufficient fabrication capacity and diversify our sources of supply. Any inability of a current supplier to provide adequate capacity would require us to obtain products from alternate sources. There is a considerable amount of time required to change wafer fabrication suppliers for any single product, as well as substantial costs to bring that supplier into volume production. Should a source of a product cease to be available, we believe that this would have a material adverse effect on our business, financial condition and results of operations. We have no guarantees of minimum capacity from our suppliers and are not liable for minimum purchase commitments.

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

Item 6.    Selected Consolidated Financial Data:

Selected consolidated financial data for the last five years appears below (in thousands, except per share data):

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

Period-to-period comparisons of our operating results should not be relied upon as an indication of future performance. It is likely that in some future period our operating results or business outlook will be below the expectations of securities analysts or investors, which would likely result in a significant reduction in the market price for our common shares.

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

In the second step, we must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities, in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our statement of operations.

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

For example, the growth of the flat panel monitor market is dependent on the volume and cost of LCD panels. The manufacturing of LCD panels is a capital-intensive process that requires substantial time to expand capacity. Because the cost of LCD panels has a significant impact on the end price of a flat panel monitor, any increase in the cost of LCD panels or reduction in LCD panel manufacturing capacity available for the flat panel monitor market could have material adverse impact on the growth of that market and our business.

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

Our success in the flat panel computer monitor market, as well as the markets for home theater, DVD, flat panel and digital television, and HDTV will depend upon the extent to which manufacturers of those products incorporate our integrated circuits into their products. Our ability to sell products into these markets will depend upon demand for the functionality provided by our products. We typically need to determine the functionality of our products and to complete their design in advance of our customers completing the designs of their products. As a result, we may not be able to react to changes in our customers’ desired functionality in a timely manner.

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

A large percentage of our revenues comes from sales to a small number of large customers

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

KPMG LLP
Chartered Accountants

April 26, 2002
Toronto, Canada

GENESIS MICROCHIP INC.

CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except per share data)

	March 31, 2002	March 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$106,564	$32,827
Short term investments	4,802	—
Accounts receivable trade, net of allowance for doubtful accounts of $391 in 2002 and $78 in 2001	32,326	14,412
Income taxes recoverable	—	1,029
Inventory (note 5)	20,046	10,505
Other	6,185	5,064

Total current assets	169,923	63,837
Property and equipment (note 6)	11,733	10,406
Acquired intangibles (notes 4 and 7)	47,248	542
Goodwill (note 4)	198,909	—
Deferred income taxes (note 13)	—	6,561
Other	578	100

Total assets	$428,391	$81,446

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,318	$6,851
Accrued liabilities	14,272	3,707
Income taxes payable	571	—
Current portion of lease liability (note 8)	1,040	—
Current portion of loan payable (note 9)	89	89

Total current liabilities	30,290	10,647
Long-term liabilities:
Deferred income taxes (note 13)	5,183	—
Lease liability (note 8)	9,019	—
Loan payable (note 9)	328	410

Total liabilities	44,820	11,057

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

GENESIS MICROCHIP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Years Ended March 31,
	2002	2001	2000
Cash flows from operating activities:
Net income	$17,996	$2,662	$6,008
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	3,228	3,534	3,071
Amortization of acquired intangible assets	1,032	—	—
In-process research and development	4,700	—	—
Non-cash restructuring expenses	600	—	—
Non-cash stock-based compensation	970	86	53
Deferred income taxes	5,018	(3,537)	(709)
Other	144	(166)	—
Change in operating assets and liabilities, net of amounts acquired:
Accounts receivable trade	(12,201)	(8,389)	3,390
Income taxes recoverable	1,029	82	(58)
Inventory	(5,590)	(5,791)	2,249
Other	(5,577)	(3,167)	1,084
Accounts payable	6,328	4,888	(485)
Accrued liabilities	(1,586)	(260)	(1,086)
Income taxes payable	571	—	—

Net cash from (used in) operating activities	16,662	(10,058)	13,517

Cash flows from investing activities:
Proceeds on sales and maturities of short-term investments	2,257	—	—
Additions to property and equipment	(3,519)	(5,573)	(11,200)
Proceeds on disposal of property and equipment	169	3,157	—
Cash and short-term investments acquired on purchase of Sage, Inc. (note 4)	34,283	—	—
Acquisition of VM Labs assets (note 4)	(13,600)	—	—
Other	(225)	80	—

Cash provided by (used in) investing activities	19,365	(2,336)	(11,200)

Cash flows from financing activities:
Proceeds from issue of common stock	37,879	2,394	3,778
Repayment of loans payable	(89)	(90)	(1,550)
Principal repayments against lease liability	(87)	—	—

Net cash provided by financing activities	37,703	2,304	2,228
Effect of currency translation on cash balances	7	(25)	(82)

Increase (decrease) in cash and cash equivalents	73,737	(10,115)	4,463
Cash and cash equivalents, beginning of year	32,827	42,942	38,479

Cash and cash equivalents, end of year	$106,564	$32,827	$42,942

Supplemental cash flow information:
Cash paid for interest	$—	$—	$245
Cash received for interest	$1,535	$2,328	$2,186
Cash paid for income taxes	$719	$1,390	$1,368
Supplemental disclosure of non-cash investing and financing activities:
Deferred stock-based compensation	$18,370	$—	$—
Share capital (note 3)	$74,600	$—	$—
Additional paid in capital (note 3)	$(74,600)	$—	$—

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

GENESIS MICROCHIP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets and goodwill

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless their lives are determined to be infinite. Acquisitions completed during the current fiscal year have been accounted for in accordance with SFAS 142.

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

	Amount	Annual Amortization		Useful Lives
Net assets acquired:
Tangible net assets (other than property and equipment)	$47,302	$	N/A	N/A
Property and equipment	1,699		—	—
Intangible assets acquired:
Acquired developed product technology	30,800		7,700	4
Acquired core technology	4,300		1,075	4
Trademarks and trade names	500		125	4
Goodwill	197,056		N/A	N/A
In-process research and development	4,700		N/A	N/A
Deferred stock-based compensation	18,370		6,123	3
Deferred income tax	(8,064)		N/A	N/A

	$296,663		$15,023

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

At the time of the closing of the acquisition, Sage was developing new products that qualify as in-process research and development in multiple product areas. For the purposes of determining which products qualified as in-process research and development, technological feasibility is defined as being equivalent to completion of design verification testing when the design is finalized and ready for pilot manufacturing. Engineering efforts are focused on improving product performance, reducing product form factors by integrating multiple functions into single components and component integration into modules. Products that will incorporate in-process technologies include digital video deinterlacers and line doublers and integrated chips. Developing and enhancing these products is time-consuming, costly and complex. There is a risk that these developments and enhancements will be late, fail to meet customer or market specifications, and will not be competitive with other products using alternative technologies that offer comparable functionality.

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

A portion of the purchase price has been allocated to acquired developed product technology and in-process research and development. Acquired developed product technology and in-process research and development were identified and valued through analysis of data provided by Sage concerning developmental products, their stage of development, the time and resources needed to complete them, if applicable, their expected income generating ability, target markets and associated risks. The income approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology and in-process research and development.

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

GENESIS MICROCHIP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Inventory

Inventory consists of the following (in thousands):

	March 31, 2002	March 31, 2001
Finished goods	$17,336	$6,438
Work-in-process	5,087	5,777

	22,423	12,215
Less reserve	(2,376)	(1,710)

	$20,046	$10,505

6.    Property and equipment

Property and equipment consist of the following (in thousands):

	March 31, 2002	March 31, 2001
Property and equipment	$11,487	$8,878
Computer software	7,888	6,031
Leasehold improvements	3,755	3,263

	23,130	18,172
Less accumulated amortization	(11,397)	(7,766)

	$11,733	$10,406

7.    Intangible assets

Intangible assets consist of the following (in thousands):

	March 31, 2002	March 31, 2001
Acquired technology	$47,100	$—
Patents and other	1,440	705

	48,540	705
Less accumulated amortization	(1,292)	(163)

	$47,248	$542

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

The following table summarizes information concerning outstanding and exercisable options at March 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
$0.17— 9.25	445,775	7.60	$ 6.75	200,465	$ 4.33
9.26—13.87	1,106,227	8.85	11.68	277,581	11.66
13.88—20.82	1,515,597	8.26	17.71	294,308	17.72
20.83—31.23	733,328	8.24	25.82	230,858	24.87
31.24—46.84	649,010	9.62	43.01	33,202	40.88
46.85—69.81	100,705	9.19	60.48	14,761	51.69

Total	4,550,642	8.55	21.03	1,051,175	16.35

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

As of March 31, 2002, Genesis has tax loss carry-forwards of $32,517,000 arising from stock option deductions, the benefit of which have not been recognized in these financial statements. The benefit from these deductions will be recorded as additional paid-in capital when realized. A benefit of $1,338,000 was realized in 2002 (2001 and 2000—$0) from the application of stock option deduction expense and was credited directly to paid-in capital.

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

Directors and Executive Officers

The following table lists the names and positions held by each of our directors and executive officers as of June 28, 2002:

Name	Age	Position
James E. Donegan	56	Chairman and Chief Executive Officer

Robert Bicevskis	41	Vice President, Intellectual Property

Eric Erdman	44	Chief Financial Officer and Secretary

Anders Frisk	46	Senior Vice President, Marketing

Arun Johary	44	Chief Technical Officer

Ken Murray	51	Vice President, Human Resources

Matthew Ready	43	Senior Vice President, Sales

Mohammad Tafazzoli	42	Vice President, Operations

Chandrashekar M. Reddy	41	Vice Chairman

Jeffrey Diamond	49	Director

George A. Duguay	49	Director

Alexander S. Lushtak	63	Director

N. Damodar Reddy	63	Director

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and any person who owns more than ten percent of our common shares to file reports of ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission and with us. Based on our review of copies of forms and written representations, we believe that all of our officers, directors and greater than ten percent stockholders complied with all filing requirements applicable to them for the year ended March 31, 2002.

Item 11.    Executive Compensation:

Summary Compensation Table

The following table contains information about compensation paid to our Chief Executive Officer and to our four other most highly compensated executive officers for our fiscal year ended March 31, 2002 and the compensation of those individuals in fiscal years 2001 and 2000, where applicable.

Name and Principal Position	Fiscal Year	Annual Compensation		Securities Underlying Options (#)	All Other Compensation
		Salary	Bonus
Amnon Fisher (1) President and Chief Executive Officer	2002 2001 2000	$279,050 258,333 41,667	$144,375 — 75,000	— 175,000 400,000	$	— — —

Robert Bicevskis (2) Vice President, Intellectual Property	2002 2001	189,429 141,865	51,128 19,953	— 190,000		— —

Anders Frisk (3) Senior Vice President, Marketing	2002 2001 2000	214,050 200,000 25,450	74,200 — 100,000	— 110,000 130,000		— — —

Matthew Ready (4) Senior Vice President, Sales	2002 2001	187,793 167,670	80,000 97,000	— 195,000		— —

Mohammad Tafazzoli (5) Vice President, Operations	2002 2001	189,050 161,461	64,750 24,000	25,000 107,000		— —

(1)	Mr. Fisher resigned as President, Chief Executive Officer and as a director on June 25, 2002. He joined the Company in February 2000.
(2)	Mr. Bicevskis joined the Company in July 2000.
(3)	Mr. Frisk joined the Company in March 2000.
(4)	Matthew Ready joined the Company in April 2000.
(5)	Mohammad Tafazzoli became an executive officer in June 2000. No information has been provided for fiscal year 2000 because he was not an executive officer at any time during that year.

Severance Agreement with Mr. Fisher

We entered into a Severance Agreement and Release with Mr. Amnon Fisher, our former Chief Executive Officer and President, in connection with his resignation in June 2002. Under the agreement, Mr. Fisher was entitled to receive as severance a lump-sum payment equal to one year’s base salary, as well as reimbursement for (i) one year of COBRA payments, (ii) one year of premiums on a $500,000 term life insurance policy and (iii) legal fees and costs incurred in the preparation of the agreement. Mr. Fisher was also entitled to a maximum of 12 months of additional vesting on his outstanding options to purchase our common stock, which will continue to vest over a 12-month period subject to certain restrictions, and which may vest immediately upon a change in control of the Company. Mr. Fisher’s right to exercise vested options was also extended to July 30, 2003. Mr. Fisher agreed to release all claims he may have had against the Company.

Employment Agreement with Mr. Donegan

In June 2002, we appointed James E. Donegan as our Chief Executive Officer. Under the terms of his employment, Mr. Donegan will receive an annual base salary of $275,000 and was granted options for 200,000 shares of our common stock. Those options will vest over 48 months unless there is a change of control of the Company. In that event, half of any options that were unvested as of the change of control will immediately vest.

Options granted in the year ended March 31, 2002

The following table contains information about stock option grants made during the year ended March 31, 2002 to our Chief Executive Officer and to our four other most highly compensated executive officers in fiscal 2002. Only one of these individuals, Mr. Tafazzoli, was granted stock options in fiscal 2002, and no stock appreciation rights were granted. The stock options were granted under our 1997 Employee Stock Option Plan and our 2001 Non-Statutory Stock Option Plan. They have a maximum term of ten years, subject to earlier termination upon cessation of service.

The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission. There is no assurance that the actual stock price appreciation over the option terms will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of our common stock appreciates over the term of the option, no value will be realized from the option grants made to the executive officer.

Individual Grants

Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise Price Per Share	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
					5%	10%
Mohammad Tafazzoli	25,000	1.5%	$25.15	09/20/11	$395,417	$1,002,066

Aggregate option exercises in the last fiscal year and fiscal year end option values

The following table contains information about option exercises for our Chief Executive Officer and our four other most highly compensated executive officers in the year ended March 31, 2002 and their option holdings as of March 31, 2002.

The value of an in-the-money stock option represents the difference between the aggregate estimated fair market value of the underlying stock and the aggregate exercise price of the stock option. We have used the reported closing price of $26.00 per share on The Nasdaq National Market on March 28, 2002 as the estimated fair market value of our common stock in determining the value of unexercised options.

Name	Shares Acquired Upon Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-the-Money Options/SARs at the Fiscal Year End ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Amnon Fisher (1)	379,500	$10,223,280	31,958	163,542	$316,379	$1,889,628
Robert Bicevskis	90,624	1,839,433	26,250	73,126	393,600	1,128,431
Anders Frisk	139,998	2,838,078	24,271	75,731	194,021	726,570
Matthew Ready	127,915	2,945,658	4,062	63,023	39,076	793,865
Mohammad Tafazzoli	59,635	1,553,011	8,847	76,302	80,193	641,006

(1)	Mr. Fisher resigned as President, Chief Executive Officer and a director on June 25, 2002.

Compensation committee interlocks and insider participation

At no time since our formation have any of the members of our compensation committee served as our officers or employees or as officers or employees of any of our subsidiaries. See the disclosure set forth under Item 13, “Significant Relationships and Transactions with Directors, Officers or Principal Stockholders,” concerning one member of our compensation committee, Mr. Lushtak. No interlocking relationship exists between our board of directors or its compensation committee and the board of directors or compensation committee of any other company, nor did any interlocking relationships exist during the past fiscal year.

Compensation of directors

Directors who are not our employees receive $2,000 per quarter as a retainer, $1,000 for each meeting of the Board of Directors attended in person, $500 for each meeting of the Board of Directors attended by teleconference and $500 for each committee meeting attended. Directors who are our employees receive no separate compensation for services rendered as a director. All directors are reimbursed for reasonable expenses to attend meetings.

Non-employee directors automatically receive stock options under the terms of our 1997 Non-Employee Stock Option Plan. These grants are made annually on the first day of the month following our annual meeting of stockholders. Each non-employee director receives an option to purchase 5,000 shares of our common stock plus 2,500 shares of our common stock for each committee that the director serves on. The options are granted with an exercise price equal to the closing price of our stock on the day preceding the date of the grant and vest over twelve months. In addition, upon first joining the board, non-employee directors receive an option to purchase 15,000 shares of our common stock. Those options are granted with an exercise price equal to the closing price of our stock on the last trading day before joining the board.

The following table summarizes the retainers and attendance fees and the automatic stock option grants that were made to non-employee directors in fiscal 2002.

Name	Annual Option Grants	Initial Option Grants	Retainers and Attendance Fees
Jeffrey Diamond	5,000	15,000	$22,000
James E. Donegan	7,500	—	26,000
George A. Duguay	10,000	—	29,000
Alexander S. Lushtak	7,500	—	27,000
N. Damodar Reddy	—	15,000	3,000
Lawrence G. Finch (1)	7,500	—	24,000

(1)	Mr. Finch resigned as a director on February 19, 2002 upon the completion of our acquisition of Sage.

The annual option grants were made on October 1, 2001 at an exercise price of $28.14 per share. Mr. Diamond’s initial option grant was made at an exercise price of $12.73 per share on April 23, 2001, and Mr. N.D. Reddy’s initial option grant was made at an exercise price of $44.76 per share on February 19, 2002.

Non-employee directors may also be granted stock options under the terms of our 2000 Non-Statutory Stock Option Plan or our 2001 Non-Statutory Stock Option Plan. During the year ended March 31, 2002 Mr. Lushtak was granted an option to purchase 50,000 shares of our common stock under our 2000 Non-Statutory Stock Option Plan. This option was granted on April 23, 2001 at an exercise price of $12.73 per share and vested over twelve months. No other stock option grants were made to non-employee directors in fiscal 2002.

Item 12.    Security Ownership of Principal Owners and Management:

The following table contains information about the beneficial ownership of our common stock as of July 26, 2002, for:

•	each of our directors, our Chief Executive Officer(1) and our other four most highly compensated executive officers during the fiscal year ended March 31, 2002,

•	all of our current directors and executive officers as a group(1).

There are no persons known by us to be beneficial owners of more than five percent of our outstanding stock.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Securities and Exchange Act of 1934 and the information is not necessarily indicative of beneficial ownership for any other purpose. Under Rule 13d-3 beneficial ownership includes any shares over which the individual or entity has voting power or investment power and any shares that the individual has the right to acquire within 60 days of July 26, 2002 through the exercise of any stock options. Unless indicated, each person or entity either has sole voting and investment power over the shares shown as beneficially owned or shares those powers with his spouse.

The number of options exercisable within 60 days of July 26, 2002 is shown in the first column of the table and is included in the total number of shares of common stock beneficially owned shown in the second column. The percentage of shares beneficially owned is computed on the basis of 31,472,192 shares of common stock outstanding on July 26, 2002.

Directors and Executive Officers (1)	Number of Shares of Common Stock Issuable Pursuant to Options	Total Number of Shares of Common Stock Beneficially Owned	Percentage of Outstanding Common Stock
James E. Donegan	6,875	6,875	*
Amnon Fisher (1)	100,708	100,708	*
Robert Bicevskis	45,209	46,957	*
Anders Frisk	56,563	56,563	*
Matthew Ready	26,354	26,954	*
Mohammad Tafazzoli	24,887	24,887	*
Chandrashekar M. Reddy	31,155	462,710	1.5%
Jeffrey Diamond (2)	11,666	26,220	*
George A. Duguay	13,750	13,750	*
Alexander S. Lushtak	31,875	31,875	*
N. Damodar Reddy	16,715	106,253	*
Aggregate of current directors and executive officers (13 persons)	375,893	1,008,448	3.2%

*	Less than one percent
(1)	Mr. Fisher resigned as President, Chief Executive Officer and as a director on June 25, 2002.
(2)	Includes 14,544 shares of common stock held by a trust established for the benefit of Mr. Diamond and his family.

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

SIGNATURES

The following authorized person has signed this report on our behalf, as required by Section 13 or 15(d) of the Securities Exchange Act of 1934.

GENESIS MICROCHIP INC.

By:	/s/ ERIC ERDMAN
Eric Erdman Chief Financial Officer and Secretary
Date: July 29, 2002

This report has been signed by the following persons in the capacities and on the dates indicated as required by the Securities Exchange Act of 1934.

Name	Title	Date

/s/ JAMES E. DONEGAN James E. Donegan	Chairman and Chief Executive Officer	July 29, 2002

/S/ ERIC ERDMAN Eric Erdman	Chief Financial Officer and Secretary	July 29, 2002

/S/ CHANDRASHEKAR M. REDDY Chandrashekar M. Reddy	Vice Chairman	July 29, 2002

/S/ JEFFREY DIAMOND Jeffrey Diamond	Director	July 29, 2002

/S/ GEORGE A. DUGUAY George A. Duguay	Director	July 29, 2002

/S/ ALEXANDER S. LUSHTAK Alexander S. Lushtak	Director	July 29, 2002

/S/ N. DAMODAR REDDY N. Damodar Reddy	Director	July 29, 2002

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1(1)	Agreement and Plan of Merger and Reorganization, dated as of September 27, 2001, by and between Genesis Microchip Incorporated and Sage, Inc.

2.2(1)	Share Exchange and Arrangement Agreement and Plan of Arrangement by and among the Registrant, Genesis Microchip Nova Scotia Corp., and Genesis Microchip Incorporated.

3.1(1)	Certificate of Incorporation of the Registrant.

3.2	Amended and Restated Bylaws of the Registrant.

3.3(2)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.

4.1(1)	Form of Common Stock Certificate of the Registrant.

4.2(2)	Preferred Stock Rights Agreement, dated as of June 27, 2002, between the Registrant and Mellon Investor Services, L.L.C.

10.1(3)	Agreement, dated January 20, 1997, between Yves Faroudja and Faroudja Laboratories, Inc.

10.2	Employment agreement dated March 18, 2002 with Eric Erdman.

21	Subsidiaries.

23.1	Consent of KPMG LLP.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-72202) filed with the Securities and Exchange Commission on October 25, 2001, as amended.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on June 28, 2002.
(3)	Incorporated by reference to Faroudja Laboratories, Inc.’s Form S-1 (File No. 333-32375) filed with the Securities and Exchange Commission on July 30, 1997, as amended.