Form 10-Q
period 2002-06-30
GENESIS MICROCHIP INC /DE
filed 2002-08-14
CIK 1161396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number: 000-33477

GENESIS MICROCHIP INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0584301 (I.R.S. Employer Identification No.)

2150 Gold Street P.O. Box 2150 Alviso, California (Address of principal executive offices)	95002 (Zip Code)

Registrant’s Telephone Number, Including Area Code:  (408) 262-6599

Former name, former address and former fiscal year if changed since last report.

Former address:  N/A

Former Fiscal Year:  N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

There were 31,148,196 shares of the registrant’s common shares issued and outstanding as of June 30, 2002.

GENESIS MICROCHIP INC.

FORM 10-Q
Three Months Ended June 30, 2002

INDEX

Item Number		Page
Part I: Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets at June 30, 2002 and March 31, 2002	1

	Condensed Consolidated Statements of Operations for the three month period ended June 30, 2002 and 2001	2

	Condensed Consolidated Statements of Cash Flows for the three month period ended June 30, 2002 and 2001	3

	Notes To Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Part II: Other Information

Item 1.	Legal Proceedings	20

Item 2.	Changes in Securities	*

Item 3.	Defaults Upon Senior Securities	*

Item 4.	Submission of Matters to a Vote of Security Holders	*

Item 5.	Other Information	*

Item 6.	Exhibits and Reports on Form 8-K	21

Signature		21

*	No information has been provided because this item is not applicable.

PART I:    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

GENESIS MICROCHIP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	June 30, 2002	March 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$101,240	$106,564
Short-term investments	5,789	4,802
Accounts receivable trade, net of allowance for doubtful accounts of $413 at June 30 and $391 at March 31	22,652	32,326
Inventories	30,780	20,046
Other	7,485	6,185

Total current assets	167,946	169,923
Property and equipment	13,474	11,733
Acquired intangibles	44,638	47,248
Goodwill	193,546	198,909
Other	100	578

Total assets	$419,704	$428,391

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,147	$14,318
Accrued liabilities	10,838	14,272
Income taxes payable	1,286	571
Current portion of lease liability	967	1,040
Current portion of loan payable	94	89

Total current liabilities	28,332	30,290
Long-term liabilities:
Deferred income taxes	3,915	5,183
Lease liability	8,678	9,019
Loan payable	273	328

Total liabilities	41,198	44,820
Stockholders’ equity:
Capital Stock:
Preferred stock:
Authorized—5,000 preferred shares, $0.001 par value Issued and outstanding—none at June 30 or March 31
Common shares:
Authorized—100,000 common shares, $0.001 par value Issued and outstanding—31,148 at June 30 and 31,133 at March 31	31	31
Additional paid-in capital	384,030	388,467
Cumulative other comprehensive loss	(94)	(94)
Deferred stock-based compensation	(14,178)	(17,587)
Retained earnings	8,717	12,754

Total stockholders’ equity	378,506	383,571

Total liabilities and stockholders’ equity	$419,704	$428,391

See accompanying notes to condensed consolidated financial statements.

GENESIS MICROCHIP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	June 30, 2002	June 30, 2001
Revenues	$41,559	$21,306
Cost of revenues	25,491	11,445

Gross profit	16,068	9,861

Operating expenses:
Research and development	9,429	4,224
Selling, general and administrative	8,697	4,216
Amortization of acquired intangibles	2,665	—

Total operating expenses	20,791	8,440

Income (loss) from operations	(4,723)	1,421
Interest income	388	354
Imputed interest on lease liability	(165)	—

Net interest income	223	354

Income (loss) before income taxes	(4,500)	1,775
Provision for (recovery of) income taxes	(463)	178

Net income (loss)	$(4,037)	$1,597

Earnings (loss) per share:
Basic	$(0.13)	$0.08
Diluted	$(0.13)	$0.08

Weighted average number of common shares outstanding:
Basic	31,062	19,719
Diluted	31,062	21,244

See accompanying notes to condensed consolidated financial statements.

GENESIS MICROCHIP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Three Months Ended
	June 30, 2002	June 30, 2001
Cash flows from operating activities:
Net income (loss)	$(4,037)	$1,597
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	1,333	699
Amortization of acquired intangible assets	2,665	—
Non-cash stock-based compensation	1,785	30
Deferred income taxes	(1,268)	(94)
Other	194	—

Change in operating assets and liabilities:
Accounts receivable trade	9,674	(618)
Inventories	(10,734)	(1,772)
Other current assets	(1,300)	(109)
Accounts payable	829	(1,703)
Accrued liabilities	(3,434)	233
Income taxes recoverable	715	569

Net cash used in operating activities	(3,578)	(1,168)

Cash flows from investing activities:
Purchase of short-term investments	(3,034)	—
Proceeds on sales and maturities of short-term investments	2,047	—
Additions to property and equipment	(3,083)	(937)
Proceeds on disposal of property and equipment	—	147
Other	(176)	(26)

Net cash used in investing activities	(4,246)	(816)

Cash flows from financing activities:
Proceeds from issue of common stock	2,550	5,041
Repayment of loans payable	(55)	(56)

Net cash from financing activities	2,495	4,985
Effect of currency translation on cash balances	5	3

Increase (decrease) in cash and cash equivalents	(5,324)	3,004
Cash and cash equivalents, beginning of period	106,564	32,827

Cash and cash equivalents, end of period	$101,240	$35,831

See accompanying notes to condensed consolidated financial statements.

GENESIS MICROCHIP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    Basis of presentation

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with United States generally accepted accounting principles and according to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Consequently, they do not include all of the information and footnotes required by United States generally accepted accounting principles for a complete set of annual financial statements. These condensed financial statements should be read in conjunction with our financial statements and notes thereto for the year ended March 31, 2002 that are included in our most recent Annual Report on Form 10-K/A filed with the Securities and Exchange Commission. We believe that the accompanying financial statements reflect all adjustments, consisting solely of normal, recurring adjustments, that are necessary for fair presentation of the results for the interim periods presented. The results of operations for the period ended June 30, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

2.    Recent accounting pronouncements

In July 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), effective for fiscal years beginning after December 15, 2001. SFAS 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. For any acquisitions completed after June 30, 2001, goodwill and intangible assets with an indefinite life are not amortized.

Acquisitions completed by Genesis during the year ended March 31, 2002 were accounted for in accordance with SFAS 142. Genesis will be performing the first of the required SFAS 142 impairment tests during the fourth quarter of its 2003 fiscal year. There can be no assurance that future goodwill impairment tests will not result in a charge to net earnings (loss).

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 amends existing accounting guidance on asset impairment and provides a single accounting model for long-lived assets to be disposed of. Among other provisions, the new rules change the criteria for classifying an asset as held-for-sale. The standard also broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing such losses on such operations. Genesis adopted the provisions of SFAS 144 effective April 1, 2002. The adoption of SFAS 144 has not had a material effect on the business, results of operations and financial condition of Genesis.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“Issue 94-3”). SFAS 146 requires that a liability be recognized for those costs associated with an exit or disposal activity only when the liability is incurred. In contrast, under Issue 94-3, a liability for an exit cost was recognized when the company committed to the exit plan. SFAS 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

3.    Earnings per share

Basic earnings per share are computed by dividing the net income (loss) in a period by the weighted average number of shares of common stock outstanding during that period. Diluted earnings per share are calculated in order to give effect to all potential shares of common stock issuable during the period. The weighted average number of diluted shares outstanding is calculated by assuming that any proceeds from potential shares of common stock, such as stock options, are used to repurchase shares of common stock at the average share price in the period.

Per share information calculated on this basis is as follows (in thousands, except per share amounts):

	Three Months Ended
	June 30, 2002	June 30, 2001
Numerator:
Net income (loss)	$(4,037)	$1,597

Denominator for basic earnings (loss) per share—
Weighted average common shares outstanding	31,062	19,719

Basic earnings (loss) per share	$(0.13)	$0.08

Denominator for diluted earnings (loss) per share
Weighted average common shares outstanding	31,062	19,719
Stock options	—	1,525

Shares used in computing diluted earnings (loss) per share	31,062	21,244

Diluted earnings (loss) per share	$(0.13)	$0.08

Anti-dilutive potential common shares excluded from above calculation	1,813	—

No adjustment has been made to the denominator for the diluted loss per share calculation in the three months ended June 30, 2002 for the effect of stock options, as it would have been anti-dilutive.

4.    Segmented information

Market information

Genesis operates and tracks its results in one operating segment. Genesis designs, develops and markets integrated circuits that process digital video and graphic images. The target market is divided into two major categories; flat-panel monitors and other. Revenues by major category were as follows (in thousands):

	Three Months Ended
	June 30, 2002	June 30, 2001
Flat-panel monitors	$33,935	$17,525
Other	7,624	3,781

	$41,559	$21,306

No sub-lease rental income was included in other revenue for the three months ended June 30, 2002. Other revenue includes $223,000 of sub-lease rental income for the three months ended June 30, 2001.

Geographic information

Geographic revenue information is based on the shipment destination. Long-lived assets include property and equipment, as well as intangible assets. Property and equipment information is based on the physical location of the asset while the intangible assets are based on the location of the owning entity.

Genesis invoices its customers in U.S. dollars. Revenues from unaffiliated customers by geographic region were as follows (in thousands):

	Three Months Ended
	June 30, 2002	June 30, 2001
United States	$3,580	$2,312
China	6,509	299
Japan	7,147	1,952
South Korea	14,126	5,347
Taiwan	7,541	10,751
Rest of world	2,656	645

	$41,559	$21,306

Net long-lived assets by country of location were as follows (in thousands):

	June 30, 2002	March 31, 2002
United States	$245,314	$251,571
Canada	5,110	5,123
Rest of world	1,234	1,196

	$251,658	$257,890

Long-lived assets include patents, property and equipment and acquired intangible assets.

Customer concentration information

The following table shows the percentage of our revenues in each period that was derived from customers who individually accounted for more than 10% of revenues in that period:

	Three Months Ended
	June 30, 2002	June 30, 2001
Customer A	25%	13%
Customer B	—	10%

The following table shows customers accounting for more than 10% of accounts receivable trade at June 30, 2002 and March 31, 2002:

	June 30, 2002	March 31, 2002
Customer A	17%	—
Customer B	10%	—

5.    Inventories

Inventories consist of the following (in thousands):

	June 30, 2002	March 31, 2002
Finished goods	$20,424	$17,335
Work-in-process	13,511	5,087

	33,935	22,422
Less: Inventory reserve	(3,155)	(2,376)

	$30,780	$20,046

6.    Business Combination
Goodwill and additional paid-in capital have been reduced by $5,363,000 to reflect the finalization of the number of stock options and common shares issued in connection with the acquisition of Sage, Inc.

7.    Contingent liabilities

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

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains numerous statements of a forward-looking nature relating to potential future events or to our future financial performance. The forward-looking statements are the company’s targets, not predictions of actual performance. You should consider the various factors identified under the caption “Factors that may affect future operating results” in evaluating those statements.

Overview

We design, develop and market integrated circuits that receive and process digital video and graphic images. We also supply reference boards and designs that incorporate our proprietary integrated circuits. We are focused on developing and marketing image-processing solutions. We are currently targeting the flat-panel computer monitor market and other potential mass markets. We market and sell our products through authorized distributors and directly to customers with the support of regional sales representatives. Average selling prices to distributors are typically less than average selling prices to direct customers. Sales to distributors comprise less than 10% of revenue. Average selling prices and product margins of our products are typically highest during the initial months following product introduction and decline over time and as volume increases.

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

We have limited ability to reschedule our purchase orders and, therefore, we have to place purchase orders for products before we receive purchase orders from our customers. This restricts our ability to react to fluctuations in demand for our products and exposes us to the risk of having either too much or not enough of a particular product. We regularly evaluate the carrying value of inventory held. For the three months ended June 30, 2002, we recorded provisions totaling $0.7 million. We have agreements with suppliers in Asia such that we are dependent on the suppliers’ manufacturing yields.

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

On February 19, 2002, we acquired all of the outstanding shares of Sage, Inc. in exchange for our own common stock. Sage, a public company, designed, developed and marketed digital display and video processors. In addition to bringing additional image processing and mixed signal technologies to address the flat panel monitor market, Sage was developing significant expertise in technologies addressing other emerging display applications. In connection with our acquisition of Sage, we changed our own domicile from Nova Scotia, Canada, to Delaware.

On March 22, 2002, we acquired substantially all the assets of VM Labs, Inc, including all patents, trademarks and other intellectual property. In connection with that acquisition, we hired several former employees of VM Labs until a new business development vehicle, Nuon Semiconductor, Inc., could be formed. We intended to transfer those employees to Nuon, as well as to grant Nuon a license to certain technologies and patents for development by Nuon in the DVD player market. In July 2002, the decision was made to discontinue both the ongoing projects associated with VM Labs at the time of the acquisition, and the plans to license technologies to Nuon. As a result of the decision to discontinue that ongoing development, we terminated the employment of a number of the former VM Labs employees, although certain former VM Labs employees will be retained to focus on incorporating the acquired technologies into existing and new Genesis display products.

We accounted for the acquisitions of Sage and the assets of VM Labs using the purchase method of accounting.

We believe that these recent acquisitions will improve our product offerings into the flat-panel monitor market and improve our ability to diversify our business into other emerging display markets, such as flat-panel television and progressive scan CRT television markets and other potential mass markets.

We operate through subsidiaries and offices in Canada, China, India, Japan, South Korea, and Taiwan. Our business is conducted globally, with the majority of our suppliers and customers located in Japan, South Korea or Taiwan.

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

We regularly review the carrying values of our property and equipment by comparing the carrying amount of the asset to the expected future cash flows to be generated by the asset. If the carrying value exceeds the estimated amount recoverable, a write-down equal to the excess of the carrying value over the asset’s fair value is charged to our consolidated statement of operations.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which requires goodwill to be tested for impairment under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless their lives are determined to be infinite. Acquisitions completed after June 30, 2001 have been accounted for in accordance with SFAS 142. Intangible assets are comprised of acquired core technology, acquired developed product technology, patents, trademarks and trade names and are being amortized over their estimated useful lives. Goodwill represents the excess purchase price over the fair value of net assets acquired and has not been amortized, but will be periodically tested for impairment. In arriving at the balances for goodwill arising out of the acquisitions of Sage, Inc. and the assets of VM Labs, Inc., estimates were made as to the fair values of assets purchased and liabilities assumed, including the lease liability for vacated premises. Subsequent adjustments to those estimates may result in a change in the reported amount of goodwill in the period in which a change in estimate is made.

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

Results of operations

The following table shows unaudited statement of operations data for the three-month periods ended June 30, 2002 and June 30, 2001, expressed as a percentage of revenues:

	Three months ended
	June 30, 2002	June 30, 2001
Revenues	100.0%	100.0%
Cost of revenues	61.3	53.7

Gross profit	38.7	46.3
Operating expenses:
Research and development	22.7	19.8
Selling, general and administrative	20.9	19.8
Amortization of acquired intangibles	6.4	—

Total operating expenses	50.0	39.6

Income (loss) from operations	(11.3)	6.7
Net interest income	0.5	1.6

Income (loss) before income taxes	(10.8)	8.3
Provision for (recovery of) income taxes	(1.1)	0.8

Net income (loss)	(9.7)%	7.5%

Three months ended June 30, 2002

Revenues:    Revenues for the three months ended June 30, 2002 increased to $41.6 million from $21.3 million in the three months ended June 30, 2001, an increase of 95.3%. This resulted from a 153% increase in units shipped offset in part by a 22% decline in average selling prices.

Revenue from the flat-panel monitor market increased to $33.9 million from $17.5 million, an increase of 93.6%. This increase was a result of overall growth of that market, partially offset by declining average selling prices. Revenue from other markets increased to $7.6 million from $3.8 million, an increase of 100.0% primarily resulting from the inclusion of revenues from the sales of products added through our acquisition of Sage, Inc. in February 2002.

Revenue declined $14.5 million from $56.1 million in the three months ended March 31, 2002. This represents a decrease of 25.8%, resulting from a decrease in units shipped due to a build-up of inventory at certain major customers, who reduced the quantity of flat-panel monitors built due to higher panel prices in the market place. These panel prices increased due to limited production capacity at the panel manufacturers, resulting in demand for panels exceeding supply. We expect these capacity constraints to be relieved later in the fiscal year, as more manufacturing facilities commence full production, leading to lower panel prices and ultimately higher demand for our products.

We expect that revenue will continue to be dominated by shipments of products into flat-panel monitor applications, although other applications such as video are beginning to become more significant. We currently anticipate that revenues in the quarter ended September 30, 2002 will be in the range of $42 to $43 million.

Gross Profit:    Gross profit for the three months ended June 30, 2002 increased to $16.1 million from $9.9 million in the three months ended June 30, 2001. As a percentage of revenues, gross profit represented 38.7% of revenues in the three months ended June 30, 2002, down from 46.3% of revenues in the three months ended June 30, 2001. The decrease in gross profit percentage in 2002 over 2001 was attributable primarily to our average selling prices declining faster than our average manufacturing cost. The gross profit percentage in the three months ended June 30, 2002 for sales into the flat-panel market was 37.1% and 45.5% for other markets. We expect gross profit margins in the second quarter of fiscal 2003 to be in the range of 37 to 39 percent for the company as a whole. Gross profit margins may be higher or lower than expected due to many factors including, but not limited to, competitive pricing actions, changes in estimated product costs or manufacturing yields, revenue levels, and changes in estimated product mix.

Research and Development:    Research and development expenses include costs associated with research and development personnel, development tools and prototyping costs. Research and development expenses for the three months ended June 30, 2002 increased to $9.4 million from $4.2 million in the three months ended June 30, 2001. These expenses represented 22.7% of revenues in the 2002 period and 19.8% of revenues in the 2001 period.

The increase in absolute dollars reflects greater personnel costs associated with an expansion in our research and development activities including the former employees of Sage, non-cash stock-based compensation charges of $1.3 million arising from the acquisition of Sage and $1.2 million of operating costs associated with the development of products associated with VM Labs. While we expect to continue to make substantial investments in our research and development activities, in July 2002, we decided to discontinue ongoing projects associated with VM Labs. Therefore we expect to see a decrease in the dollar amount of research and development expenses in the short term.

The increase in expenses as a percentage of total revenues resulted from the slower rate of growth in total revenues compared to the growth in research and development expenses.

Selling, General and Administrative:    Selling, general and administrative expenses consist of personnel and related overhead costs for selling, marketing, customer support, finance, human resources and general management functions and of commissions paid to regional sales representatives. Selling, general and administrative expenses were $8.7 million in the three months ended June 30, 2002 and $4.2 million in the three months ended June 30, 2001. These expenses represented 20.9% of revenues in the 2002 period and 19.8% of revenues in the 2001 period.

The dollar increase in 2002 from 2001 in selling, general and administrative expenses reflects increased personnel costs related to increased administrative, marketing, selling and customer support personnel including former employees of Sage, the continued expansion of our international operations, non-cash stock-based compensation of $0.5 million and $0.7 million of operating costs associated with VM Labs. Also included in selling, general and administrative expenses were severance costs of $0.3 million, relating to a severance agreement reached with Mr. Amnon Fisher, our former President and Chief Executive Officer.

The increase in expenses as a percentage of total revenues resulted from the slower rate of growth in total revenues compared to growth in selling, general and administrative expenses.

Amortization of Acquired Intangibles:    Amortization of intangible assets associated with the acquisition of Sage, Inc. and the VM Labs business was $2.7 million for the three months ended June 30, 2002. We anticipate the quarterly amortization of acquired intangibles to remain reasonably constant for the foreseeable future.

Total Operating Expenses:    Total operating expenses for the three months ended June 30, 2002 increased to $20.8 million from $8.4 million in the three months ended June 30, 2001, for the reasons described above. We expect total combined operating expenses of approximately $20.0 to $20.5 million in the second quarter of fiscal 2003, including approximately $4.5 million of non-cash charges for the amortization of deferred stock-based compensation and acquired intangibles, $0.8 million of operating costs relating to the development of products associated with VM Labs and $0.7 million of expected restructuring costs.

Net Interest Income:    Net interest income for the three months ended June 30, 2002 was $223,000, compared with $354,000 in the three months ended June 30, 2001. The decline in net interest income resulted from a decline in prevailing interest rates and an imputed interest charge on our long-term lease obligation, offset in part by higher average cash and cash equivalents and short-term investments balances. Future interest income will depend on the amount of funds available to invest and on future interest rates.

Provision for Income Taxes.    The recovery of income taxes for the three months ended June 30, 2002 is calculated based on our expected effective tax rate for the entire fiscal year. We have investment tax credits and non-capital losses available to reduce taxes payable or taxable income. Future income tax provisions will depend on our effective tax rates and the distribution of taxable income between taxation jurisdictions, the amount of research and development performed in Canada, and the likelihood of being able to utilize available tax credits or losses.

Liquidity and capital resources

Cash and cash equivalents were $101.2 million at June 30, 2002. Net cash used in operations for the three months ended June 30, 2002, was $3.6 million. Prior to changes in operating assets and liabilities, cash of $0.7 million was generated for the three months ended June 30, 2002.

Net cash used in investing activities was $4.2 million in the three months ended June 30, 2002. This included capital spending of $3.1 million and a net increase in short-term investments of $1.0 million.

Net cash provided by financing activities in the three months ended June 30, 2002 was $2.5 million. This was a result of funds received for the purchase of shares under the terms of our stock option plans, offset by our repayment of indebtedness of $0.1 million.

As of June 30, 2002, our principal commitments consisted of obligations outstanding under operating leases and a lease for vacated premises in Milpitas, California. These commitments include leases for three premises in the United States, located in Milpitas, Sunnyvale and Alviso, California, one location in Thornhill, Ontario, Canada and one location in each of China, India, Japan, South Korea and Taiwan. In addition we have obligations under operating leases for equipment. The aggregate estimated annual payments required under our lease obligations, excluding expected sub-lease income, by fiscal year are as follows, in thousands of dollars:

2003	$5,091
2004	4,745
2005	4,433
2006	4,476
2007	4,388
Thereafter	12,174

$35,307

Our lease agreements expire at various dates through 2012. Further information on lease obligations and commitments can be found in notes 8 and 15 to our consolidated financial statements included in Item 8 of our most recent Annual Report on Form 10-K/A.

Since inception we have satisfied our liquidity needs primarily through the sales of equity securities. We believe that our existing cash balances together with any cash generated from our operations will be sufficient to meet our capital and operating requirements on a short-term basis.

On a long-term basis, we may be required to raise additional capital to fund investments in operating assets such as accounts receivable or inventory to assist in the growth of our business, or for capital assets such as land, buildings or equipment. Because we do not have our own semiconductor manufacturing facility, we may be required to make deposits to secure supply in the event there is a shortage of manufacturing capacity in the future. Although we currently have no plans to raise additional funds for such uses, we could be required or could elect to seek to raise additional capital in the future. Alternatively, we may decide to repurchase our stock in the open market if we believe this is an effective use of our funds. In addition, from time to time we evaluate acquisitions of businesses, products or technologies that complement our business. Any such transactions, if consummated, may use a portion of our working capital or require the issuance of equity securities that may result in further dilution to our existing shareholders.

Factors that may affect future operating results

The following factors may have a harmful impact on our business:

Our success will depend on the growth of the flat-panel computer monitor market and other electronics markets

Our ability to generate increased revenues will depend on the growth of the flat-panel computer monitor market. This market is still at an early stage of development. Our continued growth will also depend upon emerging markets for consumer electronics markets such as home theater, DVD, flat screen and digital television, and HDTV. The potential size of these markets and the timing of their development are uncertain and will depend in particular upon:

•	a significant reduction in the costs of products in the respective markets,

•	the availability of components required by such products, and

•	the emergence of competing technologies.

For the three months ended June 30, 2002, 81.7% of our revenues were derived from sales to customers in the flat-panel computer monitor market. This and other potential markets may not develop as expected, which would harm our business.

The sales of our products are highly concentrated and our products may not continue to be accepted in the flat-panel computer monitor market and other emerging markets

Our sales are derived from a limited number of products. One of our products accounted for 32.1% of our revenues for the three months ended June 30, 2002. There were no other products accounting for more than ten percent of our revenues. We expect that a small number of products will continue to account for a large amount of our revenues.

Our success in the flat-panel computer monitor market, as well as the markets for home theater, DVD, flat-panel and digital television, and HDTV will depend upon the extent to which manufacturers of those products incorporate our integrated circuits into their products. Our ability to sell products into these markets will depend upon demand for the functionality provided by our products. We typically need to determine the functionality of our products and to complete their design in advance of our customers completing the designs of their products. As a result, we may not be able to react to changes in our customers’ desired functionality in a timely manner.

The failure of our products to be accepted in the flat-panel computer monitor market in particular would harm our business.

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

A large percentage of our revenues come from sales to a small number of large customers

The markets for our products are highly concentrated. Our sales are derived from a limited number of customers. Sales to our largest five customers accounted for 50.2% of our revenues for the three months ended June 30, 2002. We expect that a small number of customers will continue to account for a large amount of our revenues. All of our sales are made on the basis of purchase orders rather than long-term agreements so that any customer could cease purchasing products at any time without penalty. The decision by any large customer to decrease or cease using our products could harm our business.

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

We subcontract our manufacturing, assembly and test operations

We do not have our own fabrication facilities, assembly or testing operations. Instead, we rely on others to fabricate, assemble and test all of our products. Most of our products use silicon wafers manufactured by Taiwan Semiconductor Manufacturing Corporation. No single product is purchased from more than one supplier. There are many risks associated with our dependence upon outside manufacturing, including:

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

Our third-party wafer foundries, third-party assembly and test subcontractors and significant customers are located in an area susceptible to earthquakes

Most of our outside foundries, third-party assembly and test subcontractors are located in Taiwan, which is an area susceptible to earthquakes. In addition, some of our significant customers are located in Taiwan. Damage caused by earthquakes in Taiwan may result in shortages of water or electricity or cause transportation difficulties that could limit the production capacity of our outside foundries or the ability of our subcontractors to provide assembly and test services. Any reduction in production capacity or the ability to provide assembly and test services could cause delays or shortages in our product supply, which would harm our business. Customers located in Taiwan were responsible for 18.1% of our product revenue for the three months ended June 30, 2002. If future earthquakes damage our customers’ facilities or equipment they could reduce their purchases of our products, which would harm our business. In addition, the operations of suppliers to our outside foundries and our Taiwanese customers could be disrupted by future earthquakes, which could in turn harm our business by resulting in shortages in our product supply or reduced purchases of our products.

We do not have long-term commitments from our customers, and we allocate resources based on our estimates of customer demand

Our sales are made on the basis of purchase orders rather than long-term purchase commitments. In addition, our customers may cancel or defer purchase orders. We manufacture our products according to our estimates of customer demand. This process requires us to make multiple demand forecast assumptions, each of which may introduce error into our estimates. If we overestimate customer demand, we may manufacture products that we may not be able to sell. As a result, we would have excess inventory, which would increase our losses. Conversely, if we underestimate customer demand or if sufficient manufacturing capacity were unavailable, we would forego revenue opportunities, lose market share and damage our customer relationships.

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

A large percentage of our revenues will come from sales outside of the United States, which creates additional business risks

A large portion of our revenues will come from sales to customers outside of the United States, particularly to equipment manufacturers located in China, Japan, South Korea and Taiwan. For the three months ended June 30, 2002, sales to regions outside of the United States represented 91.4% of revenues. These sales are subject to numerous risks, including:

•	fluctuations in currency exchange rates, tariffs, import restrictions and other trade barriers,

•	unexpected changes in regulatory requirements,

•	longer payment periods,

•	ability to enforce contracts or payment terms,

•	potentially adverse tax consequences,

•	export license requirements,

•	political and economic instability, and

•	unexpected changes in diplomatic and trade relationships.

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

These foreign operations subject us to a number of risks associated with conducting business outside of the United States, including the following:

•	Unexpected changes in, or impositions of, legislative or regulatory requirements,

•	Delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions,

•	Imposition of additional taxes and penalties,

•	The burdens of complying with a variety of foreign laws, and

•	Other factors beyond our control, including acts of terrorism, which may delay the shipment of our products, impair our ability to travel or our ability to communicate with foreign locations.

In addition, the laws of certain foreign countries in which our products are or may be designed, manufactured or sold may not protect our products or intellectual property rights to the same extent as the laws of the United States. This increases the possibility of piracy of our technology and products.

The cyclical nature of the semiconductor industry may lead to significant variances in the demand for our products.

In the past, significant downturns and wide fluctuations in supply and demand have characterized the semiconductor industry. Also, the industry has experienced significant fluctuations in anticipation of changes in general economic conditions, including economic conditions in Asia. These cycles have led to significant variances in product demand and production capacity. They have also accelerated the erosion of average selling prices per unit. We may experience periodic fluctuations in our future financial results because of changes in industry-wide conditions.

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

Others may bring infringement claims against us that could be time-consuming and expensive to defend

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. This litigation is widespread in the high-technology industry and is particularly prevalent in the semiconductor industry, where a number of companies aggressively use their patent portfolios by bringing numerous infringement claims. In addition, in recent years, there has been an increase in the filing of so-called “nuisance suits” alleging infringement of intellectual property rights, which pressure defendants into entering settlement arrangements to quickly dispose of such suits, regardless of their merits. We may become a party to litigation in the future to protect our intellectual property or as a result of an alleged infringement of others’ intellectual property. For example, we are currently defending claims brought against us by Silicon Image, Inc. as described in Item 1 of Part II of this Form 10-Q.

Any such lawsuit could subject us to significant liability for damages and invalidate our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

•	stop selling products or using technology that contain the allegedly infringing intellectual property,

•	attempt to obtain a license to the relevant intellectual property, which license may not be available on reasonable terms or at all, and

•	attempt to redesign those products that contain the allegedly infringing intellectual property.

If we are forced to take any of these actions, we may be unable to manufacture and sell some of our products, which could harm our business.

We have grown rapidly, which strains our management and resources

We are experiencing a period of significant growth that will continue to place a great strain on our management and other resources. To manage our growth effectively, we must:

•	implement and improve operational and financial systems,

•	train and manage our employee base, and

•	attract and retain qualified personnel with relevant experience.

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

General economic conditions may reduce our revenues and harm our business.

As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic conditions. Because of the recent economic slowdown in the United States and in Europe, many industries are delaying or reducing technology purchases. As a result, if economic conditions in the U.S. and Europe worsen or if a wider or global economic slowdown occurs, reduced orders and shipments may cause us to fall short of our revenue expectations for any given period and may result in us carrying increased inventory. These conditions would negatively affect our business and results of operations. If our inventory builds up as a result of order postponement, we would carry excess inventory that is either unusable or that must be sold at reduced prices which will harm our revenues. In addition, weakness in the technology market could negatively affect the cash flow of our customers who could, in turn, delay paying their obligations to us. This would increase our credit risk exposure, which could harm our financial condition.

In addition, political conditions, terrorist acts or acts of war (wherever located around the world) may cause damage or disruption to our business, employees, supplies, distributors and resellers, and customers which could have a material adverse effect on our operations and financial results.

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

Acquisitions of high-technology companies are inherently risky, and no assurance can be given that our recent or that potential future acquisitions will be successful and will not adversely affect our business, operating results or financial condition. We must also maintain our ability to manage growth effectively. Failure to manage growth effectively and successfully integrate acquisitions made by us could materially harm our business and operating results.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks including changes in interest rates and foreign currency exchange rates.

The fair value of our investment portfolio or related income would not be significantly impacted by either a 10% increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio.

We carry out a significant portion of our operations outside the United States, primarily in Canada and in India and to a lesser extent China, Japan, South Korea and Taiwan. Although virtually all of our revenues and costs of revenues are denominated in U.S. dollars, portions of our operating expenses are denominated in foreign currencies. Accordingly, our operating results are affected by changes in the exchange rate between the U.S. dollar and those currencies. Any future strengthening of those currencies against the U.S. dollar could negatively impact our operating results by increasing our operating expenses as measured in U.S. dollars. We do not currently engage in any hedging or other transactions intended to manage the risks relating to foreign currency exchange rate fluctuations, other than natural hedges that occur as a result of holding both assets and liabilities denominated in foreign currencies. We may in the future undertake hedging or other such transactions if we determine that it is necessary to offset exchange rate risks. Based on our overall currency rate exposure at June 30, 2002, a near-term 10% appreciation or depreciation would not have a material effect on our operating results or financial condition.

PART II:    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

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

We are not a party to any other material legal proceedings.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

3.1(1)	Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

3.3(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.

4.1(1)	Form of Common Stock Certificate of the Registrant.

4.2(3)	Preferred Stock Rights Agreement, dated as of June 27, 2002, between the Registrant and Mellon Investor Services, L.L.C.

10.1(4)	Agreement, dated January 20, 1997, between Yves Faroudja and Faroudja Laboratories, Inc.

10.2(2)	Employment agreement dated March 18, 2002 with Eric Erdman.

10.3	Offer of employment to James E. Donegan dated June 25, 2002.

10.4	Settlement Agreement and Release between Genesis Microchip Inc. and Amnon Fisher.

99.1	Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-72202) filed with the Securities and Exchange Commission on October 25, 2001, as amended.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on July 29, 2002
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on June 28, 2002.
(4)	Incorporated by reference to Faroudja Laboratories, Inc.’s Form S-1 (File No. 333-32375) filed with the Securities and Exchange Commission on July 30, 1997, as amended.

(b)  Reports on Form 8-K

On May 6, 2002, we filed a Report on Form 8-K/A to amend a Report on Form 8-K filed on March 4, 2002 in connection with our acquisition of Sage Inc.

A Report on Form 8-K was filed on June 28, 2002, with respect to the adoption of a Preferred Stock Rights Agreement between the Company and Mellon Investor Services, L.L.C.

SIGNATURE

Our authorized representative has signed this report on our behalf as required by the Securities Exchange Act of 1934.

GENESIS MICROCHIP INC.

By:	/s/ ERIC ERDMAN
Eric Erdman Chief Financial Officer & Secretary (Authorized Officer & Principal Financial Officer)

Date:  August 14, 2002