Form 10-Q
period 2002-09-30
GENESIS MICROCHIP INC /DE
filed 2002-11-15
CIK 1161396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO __________________

COMMISSION FILE NUMBER:
000-33477

GENESIS MICROCHIP INC.
(Exact name of registrant as specified in its charter)

DELAWARE	77-0584301
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2150 GOLD STREET P.O. BOX 2150 ALVISO, CALIFORNIA	95002
(Address of principal executive offices)	(Zip Code)

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

There were 31,259,621 shares of the registrant’s common shares issued and outstanding as of September 30, 2002.

GENESIS MICROCHIP INC.
FORM 10-Q
THREE MONTHS ENDED SEPTEMBER 30, 2002

Index

Item Number		Page

Part I: Financial Information
Item 1.	Financial Statements
Condensed Consolidated Balance Sheets at September 30, 2002 and March 31, 2002		1
Condensed Consolidated Statements of Operations for the three and six month periods ended September 30, 2002 and September 30, 2001		2
Condensed Consolidated Statements of Cash Flows for the six month periods ended September 30, 2002 and September 30, 2001		3
Notes To Condensed Consolidated Financial Statements		4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21
Part II: Other Information
Item 1.	Legal Proceedings	22
Item 2.	Changes in Securities	*
Item 3.	Defaults Upon Senior Securities	*
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 5.	Other Information	*
Item 6.	Exhibits and Reports on Form 8-K	23
Signature		24
Certifications		25

 *  No information has been provided because this item is not applicable.

PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

GENESIS MICROCHIP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	September 30, 2002	March 31, 2002
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$104,805	$106,564
Short-term investments	300	4,802
Accounts receivable trade, net of allowance for doubtful accounts of $429 at September 30 and $391 at March 31	20,132	32,326
Inventories	21,683	20,046
Other	6,089	6,185

Total current assets	153,009	169,923
Property and equipment	13,110	11,733
Acquired intangibles	41,979	47,248
Goodwill	193,546	198,909
Other	300	578

Total assets	$401,944	$428,391

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,789	$14,318
Accrued liabilities	8,218	14,272
Income taxes payable	1,896	571
Current portion of lease liability	1,018	1,040
Current portion of loan payable	90	89

Total current liabilities	17,011	30,290
Long-term liabilities:
Deferred income taxes	2,363	5,183
Lease liability	8,635	9,019
Loan payable	237	328

Total liabilities	28,246	44,820
Stockholders’ equity:
Capital Stock:
Preferred stock:
Authorized – 5,000 preferred shares, $0.001 par value Issued and outstanding - none at September 30 or March 31
Common shares:
Authorized – 100,000 common shares, $0.001 par value Issued and outstanding – 31,260 at September 30 and 31,133 at March 31	31	31
Additional paid-in capital	380,285	388,467
Cumulative other comprehensive loss	(94)	(94)
Deferred stock-based compensation	(10,650)	(17,587)
Retained earnings	4,126	12,754

Total stockholders’ equity	373,698	383,571

Total liabilities and stockholders’ equity	$401,944	$428,391

See accompanying notes to condensed consolidated financial statements.

GENESIS MICROCHIP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six months ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Revenues	$46,304	$36,137	$87,863	$57,443
Cost of revenues	30,169	19,465	55,660	30,910

Gross profit	16,135	16,672	32,203	26,533
Operating expenses:
Research and development	9,992	5,161	19,421	9,385
Selling, general and administrative	9,113	4,538	17,810	8,754
Amortization of acquired intangibles	2,654	—	5,319	—

Total operating expenses	21,759	9,699	42,550	18,139

Income (loss) from operations	(5,624)	6,973	(10,347)	8,394
Interest income	444	399	832	753
Imputed interest on lease liability	(165)	—	(330)	—

Net interest income	279	399	502	753

Income (loss) before income taxes	(5,345)	7,372	(9,845)	9,147
Provision for (recovery of) income taxes	(754)	740	(1,217)	918

Net income (loss)	$(4,591)	$6,632	$(8,628)	$8,229

Earnings (loss) per share:
Basic	$(0.15)	$0.32	$(0.28)	$0.41
Diluted	$(0.15)	$0.29	$(0.28)	$0.37
Weighted average number of common shares outstanding (in thousands):
Basic	31,238	20,697	31,365	20,211
Diluted	31,238	22,617	31,365	22,024

See accompanying notes to condensed consolidated financial statements.

GENESIS MICROCHIP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Six Months Ended

	September 30, 2002	September 30, 2001

Cash flows from operating activities:
Net income (loss)	$(8,628)	$8,229
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	2,750	1,418
Amortization of acquired intangible assets	5,319	—
Non-cash stock-based compensation	3,942	60
Deferred income taxes	(2,820)	356
Other	359	2
Change in operating assets and liabilities:
Accounts receivable trade	12,194	(2,834)
Inventories	(1,637)	2,867
Other current assets	96	(409)
Accounts payable	(8,529)	(3,019)
Accrued liabilities	(6,054)	223
Income taxes recoverable	1,325	651

Net cash used in operating activities	(1,683)	7,544
Cash flows from investing activities:
Purchase of short-term investments	(3,034)	—
Proceeds on sales and maturities of short-term investments	7,536	—
Additions to property and equipment	(4,118)	(1,678)
Proceeds on disposal of property and equipment	—	147
Other	(546)	(72)

Net cash used in investing activities	(162)	(1,603)
Cash flows from financing activities:
Proceeds from issue of common stock	3,303	18,666
Repurchase of common stock	(3,127)	—
Repayment of loans payable	(90)	(93)

Net cash from financing activities	86	18,573
Effect of currency translation on cash balances	—	3

Increase (decrease) in cash and cash equivalents	(1,759)	24,517
Cash and cash equivalents, beginning of period	106,564	32,827

Cash and cash equivalents, end of period	$104,805	$57,344

See accompanying notes to condensed consolidated financial statements.

GENESIS MICROCHIP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.   Basis of presentation

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with United States generally accepted accounting principles and according to the rules and regulations of the Securities and Exchange Commission for interim financial reporting.  Consequently, they do not include all of the information and footnotes required by United States generally accepted accounting principles for a complete set of annual financial statements. These condensed financial statements should be read in conjunction with our financial statements and notes thereto for the year ended March 31, 2002 that are included in our most recent Annual Report on Form 10-K/A filed with the Securities and Exchange Commission. We believe that the accompanying financial statements reflect all adjustments, consisting solely of normal, recurring adjustments, that are necessary for fair presentation of the results for the interim periods presented. The results of operations for the period ended September 30, 2002 are not necessarily indicative of the results to be expected for the full fiscal year or for any other period.

2.   Recent accounting pronouncements

In July 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), effective for acquisitions made after June 30, 2001 and for fiscal years beginning after December 15, 2001.   SFAS 142 changed the accounting for goodwill from an amortization method to an impairment-only approach.  For any acquisitions completed after June 30, 2001, goodwill and intangible assets with an indefinite life are not amortized.

Acquisitions completed by Genesis during the year ended March 31, 2002 were accounted for in accordance with SFAS 142.  Genesis will be performing the first of the required SFAS 142 impairment tests during the fourth quarter of its 2003 fiscal year.  There can be no assurance that future goodwill impairment tests will not result in a charge to net earnings (loss).

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  SFAS 144 amends existing accounting guidance on asset impairment and provides a single accounting model for long-lived assets to be disposed of.  Among other provisions, the new rules change the criteria for classifying an asset as held-for-sale.  The standard also broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing such losses on such operations.  Genesis adopted the provisions of SFAS 144 effective April 1, 2002.   The adoption of SFAS 144 has not had a material effect on the results of operations and financial position of Genesis.

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

3.   Earnings per share

Basic earnings per share are computed by dividing the net income (loss) in a period by the weighted average number of shares of common stock outstanding during that period. Diluted earnings per share are calculated in order to give effect to all potential shares of common stock issuable during the period on the exercise of outstanding options or warrants. The weighted average number of diluted shares outstanding is calculated by assuming that any proceeds from potential shares of common stock, such as stock options, are used to repurchase shares of common stock at the average market share price in the period.

Per share information calculated on this basis is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Numerator:
Net income (loss)	$(4,591)	$6,632	$(8,628)	$8,229

Denominator for basic earnings (loss) per share -
Weighted average common shares outstanding	31,238	20,697	31,365	20,211

Basic earnings (loss) per share	$(0.15)	$0.32	$(0.28)	$0.41

Denominator for diluted earnings (loss) per share-
Weighted average common shares outstanding	31,238	20,697	31,365	20,211
Stock options and warrants	—	1,920	—	1,813

Shares used in computing diluted earnings (loss) per share	31,238	22,617	31,365	22,024

Diluted earnings (loss) per share	$(0.15)	$0.29	$(0.28)	$0.37

Anti-dilutive potential common shares excluded from above calculation	5,496	3,755	4,960	4,179

 Had we been profitable during the three and six months ended September 30, 2002,  the number of weighted average securities outstanding that would have been added to weighted average shares for purposes of calculating diluted earnings per share would have been (in thousands):

	Three Months Ended September 30, 2002	Six Months Ended September 30, 2002

Stock options	106	695

4.    Segmented information

Market information

Genesis operates and tracks its results in one operating segment.  Genesis designs, develops and markets integrated circuits that process digital video and graphic images. The target market is divided into two major categories; flat-panel monitors and other. Revenues by major category were as follows (in thousands):

	Three Months Ended		Six Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Flat panel monitors	$37,267	$32,488	$71,202	$50,013
Other	9,037	3,649	16,661	7,430

	$46,304	$36,137	$87,863	$57,443

No sub-lease rental income was included in other revenue for the three or six months ended September 30, 2002.  Other revenue includes $223 and $523 of sub-lease rental income for the three months and six months ended September 30, 2001, respectively.

Geographic information

Geographic revenue information is based on the shipment destination.  Long-lived assets include property and equipment, as well as intangible assets.  Property and equipment information is based on the physical location of the asset while the intangible assets are based on the location of the owning entity.

Genesis invoices its customers in U.S. dollars.  Revenues from unaffiliated customers by geographic region were as follows (in thousands):

	Three Months Ended		Six Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

United States	$4,570	$1,933	$8,150	$4,245
China	7,942	3,345	14,451	3,644
Japan	4,846	1,645	11,993	3,597
South Korea	17,513	13,281	31,639	18,628
Taiwan	7,910	15,089	15,451	25,840
Rest of world	3,523	844	6,179	1,489

	$46,304	$36,137	$87,863	$57,443

Net long-lived assets by country of location were as follows (in thousands):

	September 30, 2002	March 31, 2002

United States	$242,120	$251,571
Canada	4,731	5,123
Rest of world	1,784	1,196

	$248,635	$257,890

Long-lived assets include patents, property and equipment, acquired intangible assets and goodwill.

Customer concentration information

The following table shows the percentage of our revenues in each period that was derived from customers who individually accounted for more than 10% of revenues in that period:

	Three Months Ended		Six Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Customer A	28%	21%	26%	18%
Customer B	—	12%	—	—
Customer C	—	11%	—	—
Customer D	—	10%	—	10%

The following table shows customers accounting for more than 10% of accounts receivable trade at September 30, 2002 and March 31, 2002:

	September 30, 2002	March 31, 2002

Customer A	27%	—
Customer B	11%	—

Supply agreements

Genesis purchases products from several suppliers but no single product is purchased from more than one supplier.  Should a source of products cease to be available, management believes that this would have a material adverse effect on Genesis’ business, financial condition and results of operations.  Under the terms of the supply agreements, Genesis has no guarantee of minimum capacity from its suppliers and is not liable for minimum purchase commitments.

5.   Inventories

Inventories consist of the following (in thousands):

	September 30, 2002	March 31, 2002

Finished goods	$19,059	$17,335
Work-in-process	6,766	5,087

	25,825	22,422
Less: Inventory reserve	(4,142)	(2,376)

	$21,683	$20,046

6.   Business combination

Goodwill and additional paid-in capital were reduced by $5,363,000 in the period ended June 30, 2002 to reflect the finalization of the number of stock options and common shares issued in connection with the acquisition of Sage, Inc. in February 2002, which impacted the aggregate purchase price calculation.

7.   Stockholders’ equity

In August 2002, the Board of Directors approved a stock repurchase program.  Under the stock repurchase program, the Board of Directors authorized a repurchase of up to $25 million of common stock.  400,000 shares were repurchased for $3.1 million under this program during the three months ended September 30, 2002.

8.   Contingent liabilities

On April 24, 2001, Silicon Image, Inc. filed a patent infringement lawsuit against Genesis in the United States District Court for the Eastern District of Virginia and simultaneously filed a complaint before the United States International Trade Commission in Washington, D.C.  The complaint and suit allege that all of Genesis products that contain digital receivers infringe on various claims of one of their patents.  Genesis believes the lawsuit and the complaint are baseless and without merit and we intend to vigorously defend against these claims. On December 7, 2001 Silicon Image, Inc. formally moved to withdraw its complaint before the United States International Trade Commission and have terminated these proceedings.  The trial to be held in the United States District Court for the Eastern District of Virginia is scheduled to commence on January 20, 2003. If this suit is resolved in favor of the plaintiffs, both Genesis and its customers could suffer losses.  Genesis has entered into agreements, and from time to time in the future, may enter into agreements, to indemnify and hold harmless certain of its customers for damages resulting from this or other litigation.

On November 7, 2002, a putative securities class action captioned Kuehbeck v. Genesis Microchip et al., Civil Action No. 02-CV-05344, was filed against Genesis, former Chief Executive Officer Amnon Fisher, and Chief Financial Officer Eric Erdman (collectively the “Individual Defendants”) in the United States District Court for the Northern District of California. The complaint alleges violations of Section 10(b) of the Securities and Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder against Genesis and the Individual Defendants, and violations of Section 20(a) of the Exchange Act against the Individual Defendants. The complaint seeks unspecified damages on behalf of a purported class of purchasers of Genesis’s common stock between April 29, 2002 and June 14, 2002.  Genesis believes that it has meritorious defenses to these lawsuits and will defend the litigation vigorously.

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

We have limited ability to reschedule our purchase orders and, therefore, we have to place purchase orders for products before we receive purchase orders from our customers. This restricts our ability to react to fluctuations in demand for our products and exposes us to the risk of having either too much or not enough of a particular product.  We regularly evaluate the carrying value of inventory held.   For the three months ended September 30, 2002, we recorded provisions totaling $1.2 million, primarily related to inventory where expected net realizable value was lower than cost.  We have agreements with suppliers in Asia such that we are dependent on the suppliers’ manufacturing yields.

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

On February 19, 2002, we acquired all of the outstanding shares of Sage, Inc. in exchange for our own common stock. Sage, a public company, designed, developed and marketed digital display and video processors. In addition to bringing additional image processing and mixed signal technologies to address the flat panel monitor market, Sage was developing significant expertise in technologies addressing other emerging display applications. In connection with our acquisition of Sage, we changed our domicile from Nova Scotia, Canada, to Delaware.

On March 22, 2002, we acquired substantially all the assets of VM Labs, Inc., including all patents, trademarks and other intellectual property. In connection with that acquisition, we hired several former employees of VM Labs until a new business development vehicle, Nuon Semiconductor, Inc., could be formed.  We intended to transfer those employees to Nuon, as well as to grant Nuon a license to certain technologies and patents for development by Nuon in the DVD player market. In July 2002, the decision was made to discontinue both the ongoing product development projects associated with VM Labs at the time of the acquisition, and the plans to license technologies to Nuon.  As a result of the decision to discontinue that ongoing development, we terminated the employment of a number of the former VM Labs employees.  However, certain former VM Labs employees have been retained to focus on incorporating the acquired technologies into existing and new Genesis display products, and we are continuing to invest in the further development of the acquired technologies.

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

We operate through subsidiaries and offices in the United States, Canada, China, India, Japan, South Korea, and Taiwan.  Our business is conducted globally, with the majority of our suppliers and customers located in Japan, China, South Korea or Taiwan.

Critical accounting policies and estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  As described below, significant estimates are used in determining the allowance for doubtful accounts, inventory valuation, and the useful lives of intangible assets.  We evaluate our estimates on an on-going basis, including those related to product returns, bad debts, inventories, investments, intangible assets, income taxes, warranty obligations and contingencies and litigation and other contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We regularly review the carrying values of our property and equipment by comparing the carrying amount of the asset to the expected future cash flows to be generated by the asset.  If the carrying value exceeds the estimated amount recoverable, a write-down equal to the excess of the carrying value over the asset’s fair value is charged to our consolidated statement of operations.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which requires goodwill to be tested for impairment under certain circumstances, and written down when impaired, rather than being amortized as previous standards required.  Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless their lives are determined to be infinite. The Sage and VM Labs have been accounted for in accordance with SFAS 142.  Intangible assets are comprised of acquired core technology, acquired developed product technology, patents, trademarks and trade names and are being amortized over their estimated useful lives.  Goodwill represents the excess purchase price over the fair value of net assets acquired and has not been amortized, but will be periodically tested for impairment, with the next impairment test to be conducted in the fourth quarter of our current fiscal year. In arriving at the balances for goodwill arising out of the acquisitions of Sage, Inc. and the assets of VM Labs, Inc., estimates were made as to the fair values of assets purchased and liabilities assumed, including the lease liability for vacated premises.  Subsequent adjustments to those estimates may result in a change in the reported amount of goodwill in the period in which a change in estimate is made.

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

•

We record the estimated liability for premises not used in current operations based on the present value of all expected future payments, net of estimated sub-lease income, related to the lease.  If additional payments are required under the terms of the lease or our underlying assumptions regarding the appropriate discount rate to use in calculating that present value change, we may be required to increase the amount of the recorded liability.

Results of operations

The following table shows unaudited statement of operations data for the three-month and six-month periods ended September 30, 2002 and September 30, 2001, expressed as a percentage of revenues:

	Three months ended		Six months ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	65.2	53.9	63.3	53.8

Gross profit	34.8	46.1	36.7	46.2
Operating expenses:
Research and development	21.5	14.3	22.1	16.4
Selling, general and administrative	19.7	12.5	20.3	15.2
Amortization of acquired intangibles	5.7	—	6.1	—

Total operating expenses	46.9	26.8	48.5	31.6

Income (loss) from operations	(12.1)	19.3	(11.8)	14.6
Net interest income	0.6	1.1	0.6	1.3

Income (loss) before income taxes	(11.5)	20.4	(11.2)	15.9
Provision for (recovery of) income taxes	(1.6)	2.0	(1.4)	1.6

Net income (loss)	(9.9)%	18.4%	(9.8)%	14.3%

Three months ended September 30, 2002

Revenues: Revenues for the three months ended September 30, 2002 increased to $46.3 million from $36.1 million in the three months ended September 30, 2001, an increase of 28.1%.  This resulted from a 70% increase in units shipped offset in part by a 25% decline in average selling prices.

During these periods, revenue from the flat-panel monitor market increased to $37.3 million from $32.5 million, an increase of 14.7%. This increase was a result of overall growth of that market, partially offset by declining average selling prices. Revenue from other markets increased to $9.0 million from $3.6 million, an increase of 147.7% primarily resulting from the inclusion of revenues from the sales of products added through our acquisition of Sage, Inc. in February 2002.

Revenue is highly dependent on a number of factors, including but not limited to, the growth rate of the flat panel monitor and video markets, the rate of decline in product pricing, the company’s ability to maintain design wins with customers, timely new product introductions, supply of products from the company’s third party foundries and general economic conditions.  We expect that revenue will continue to be dominated by shipments of products into flat-panel monitor applications, although other applications such as video are beginning to become more significant.  Consequently, revenue may also be affected by the availability and price of LCD panels, or other components used in these devices. We currently anticipate that revenues in the quarter ended December 31, 2002 will be in the range of $46 to $47 million.

Gross Profit: Gross profit for the three months ended September 30, 2002 decreased to $16.1 million from $16.7 million in the three months ended September 30, 2001.  As a percentage of revenues, gross profit represented 34.8% of revenues in the three months ended September 30, 2002, down from 46.1% of revenues in the three months ended September 30, 2001. The decrease in gross profit percentage in 2002 over 2001 was attributable primarily to our average selling prices declining faster than our average manufacturing cost.  The gross profit percentage in the three months ended September 30, 2002 for sales into the flat-panel market was 31.5% and 52.3% for other markets. We expect gross profit margins in the third quarter of fiscal 2003 to be in the range of 35 to 36 percent for the company as a whole. Gross profit margins may be higher or lower than expected due to many factors including, but not limited to, competitive pricing actions, changes in estimated product costs or manufacturing yields, revenue levels, and changes in estimated product mix.

Research and Development: Research and development expenses include costs associated with research and development personnel, development tools and prototyping costs. Research and development expenses for the three months ended September 30, 2002 increased to $10.0 million from $5.2 million in the three months ended September 30, 2001. These expenses represented 21.5% of revenues in the 2002 period and 14.3% of revenues in the 2001 period.

The increase in absolute dollars in 2002 compared with 2001 reflects greater personnel costs associated with an expansion in our research and development activities including the former employees of Sage, non-cash stock-based compensation charges of $1.7 million arising from the amortization of the value assigned to stock options issued on the acquisition of Sage and $1.0 million of operating and reorganization costs associated with VM Labs.

The increase in these expenses as a percentage of total revenues resulted from the slower rate of growth in total revenues compared to the growth in research and development expenses.

Selling, General and Administrative: Selling, general and administrative expenses consist of personnel and related overhead costs for selling, marketing, customer support, finance, human resources and general management functions and of commissions paid to regional sales representatives.  Selling, general and administrative expenses were $9.1 million in the three months ended September 30, 2002 and $4.5 million in the three months ended September 30, 2001. These expenses represented 19.7% of revenues in the 2002 period and 12.5% of revenues in the 2001 period.

The dollar increase in 2002 from 2001 in selling, general and administrative expenses reflects increased personnel costs related to increased administrative, marketing, selling and customer support personnel including former employees of

Sage, the continued expansion of our international operations, non-cash stock-based compensation of $0.5 million and $1.1 million of operating and reorganization costs associated with VM Labs.

The increase in these expenses as a percentage of total revenues resulted from the slower rate of growth in total revenues compared to growth in selling, general and administrative expenses.

Amortization of Acquired Intangibles: Amortization of intangible assets acquired on the Sage, Inc. and the VM Labs businesses was $2.7 million for the three months ended September 30, 2002.  We anticipate the quarterly amortization of acquired intangibles to remain constant over the estimated lives of those assets.

Total Operating Expenses: Total operating expenses for the three months ended September 30, 2002 increased to $21.8 million from $9.7 million in the three months ended September 30, 2001, for the reasons described above.  We expect total combined operating expenses of approximately $20.5 million to $21.0 million in the third quarter of fiscal 2003, including approximately $4.8 million of non-cash charges for the amortization of deferred stock-based compensation and acquired intangibles, and costs for patent litigation and intellectual property protection, which are currently estimated to be between $1.0 million to $1.5 million.

Net Interest Income: Net interest income for the three months ended September 30, 2002 was $279,000, compared with $399,000 in the three months ended September 30, 2001. The decline in net interest income resulted from a decline in prevailing interest rates and an imputed interest charge on our long-term lease obligation, offset in part by higher average cash and cash equivalents and short-term investments balances. Future interest income will depend on the amount of funds available to invest and on future interest rates.

Provision for Income Taxes: The recovery of income taxes for the three months ended September 30, 2002 is calculated based on our expected effective tax rate for the entire fiscal year.  We have investment tax credits and non-capital losses available to reduce taxes payable or taxable income.  Future income tax provisions will depend on our effective tax rates and the distribution of taxable income between taxation jurisdictions, the amount of research and development performed in Canada, and the likelihood of being able to utilize available tax credits or losses.

Six months ended September 30, 2002

Revenues: Revenues for the six months ended September 30, 2002 increased to $87.9 million from $57.4 million in the six months ended September 30, 2001, an increase of 53.0%. This resulted from a significant increase in units shipped offset in part by a decline in average selling prices.

Gross Profit: Gross profit for the six months ended September 30, 2002 increased to $32.2 million from $26.5 million in the six months ended September 30, 2001.  As a percentage of revenues, gross profit represented 36.7% of revenues in the six months ended September 30, 2002, down from 46.2% in the six months ended September 30, 2002.  The decrease in gross profit percentage in 2002 over 2001 was primarily attributable to a different mix of products sold, with the newer products generally having lower average gross margins, and the impact of increasing competition in the market place on our pricing strategy for maintaining our share of the flat panel computer monitor market.

Research and Development: Research and development expenses for the six months ended September 30, 2002 increased to $19.4 million from $9.4 million in the six months ended September 30, 2001. These expenses represented 22.1% of revenues in the 2002 period and 16.4% of revenues in the 2001 period.  The increase in expenses as a percentage of total revenues resulted from the slower rate of growth in total revenues compared to the growth in research and development expenses.

The increase in absolute dollars in 2002 compared with 2001 reflects greater personnel costs associated with an expansion in our research and development activities including the former employees of Sage, non-cash stock-based compensation charges of $2.9 million arising from the acquisition of Sage and $2.2 million of operating and reorganization costs associated with VM Labs.

Selling, General and Administrative: Selling, general and administrative expenses were $17.8 million in the six months ended September 30, 2002 and $8.8 million in the six months ended September 30, 2001. These expenses represented 20.3% of revenues in the 2002 period and 15.2% of revenues in the 2001 period.

The dollar increase in 2002 from 2001 in selling, general and administrative expenses reflects increased personnel costs related to increased administrative, marketing, selling and customer support personnel including former employees of Sage, the continued expansion of our international operations, non-cash stock-based compensation of $1.0 million and $1.8 million of operating and reorganization costs associated with VM Labs.

Amortization of Acquired Intangibles: Amortization of intangible assets associated with the acquisition of Sage, Inc. and the VM Labs business was $5.3 million for the six months ended September 30, 2002.

Total Operating Expenses: Total operating expenses for the six months ended September 30, 2002 increased to $42.6 million from $18.1 million in the six months ended September 30, 2001, for the reasons described above.  These expenses represented 48.5% of revenues in the 2002 period and 31.6% of revenues in the 2001 period.

Net Interest Income: Interest income in the six months ended September 30, 2002 was $502,000, compared with $753,000 in the six months ended September 30, 2001. The decline in net interest income resulted primarily from a decline in prevailing interest rates and an imputed interest charge on our long-term lease obligation.

Provision for Income Taxes: The recovery of income taxes for the six months ended September 30, 2002 is calculated based on our expected effective tax rate for the entire fiscal year.  We have investment tax credits and non-capital losses available to reduce taxes payable or taxable income.  Future income tax provisions will depend on our effective tax rates and the distribution of taxable income between taxation jurisdictions, the amount of research and development performed in Canada, and the likelihood of being able to utilize available tax credits or losses.

Liquidity and capital resources

Cash and cash equivalents were $104.8 million at September 30, 2002.  Net cash used in operations for the six months ended September 30, 2002, was $1.7 million. Prior to changes in operating assets and liabilities, cash of $0.9 million was generated for the six months ended September 30, 2002.

Net cash used in investing activities was $0.2 million in the six months ended September 30, 2002.  This included capital spending of $4.1 million and a net decrease in short-term investments of $4.5 million.

Net cash provided by financing activities in the six months ended September 30, 2002 was $0.1 million. This was the net impact of funds received for the purchase of shares under the terms of our stock option plans, reduced in part by funds used to repurchase stock under the stock-repurchase program announced in August 2002.

As of September 30, 2002, our principal commitments consisted of obligations outstanding under operating leases and a lease for vacated premises in Milpitas, California.  These commitments include leases for three premises in the United States, located in Milpitas, Sunnyvale and Alviso, California, one location in Thornhill, Ontario, Canada and one location in each of China, India, Japan, South Korea and Taiwan.  In addition we have obligations under operating leases for equipment.  The aggregate estimated annual payments required under our lease obligations, excluding expected sub-lease income, by fiscal year are as follows, in thousands of dollars:

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

On a long-term basis, we may be required to raise additional capital to fund investments in operating assets such as accounts receivable or inventory to assist in the growth of our business, or for capital assets such as land, buildings or equipment. Because we do not have our own semiconductor manufacturing facility, we may be required to make deposits to secure supply in the event there is a shortage of manufacturing capacity in the future. Although we currently have no plans to raise additional funds for such uses, we could be required or could elect to seek to raise additional capital in the future. Alternatively, we may continue to repurchase our stock in the open market if we believe this is an effective use of our funds.  In addition, from time to time we evaluate acquisitions of businesses, products or technologies that complement our business. Any such transactions, if consummated, may use a portion of our working capital or require the issuance of equity securities that may result in further dilution to our existing shareholders.

Factors that may affect future operating results

A number of our statements below, including those concerning our anticipated revenues, gross profit margins, amortization of intangibles and stock-based compensation, liquidity, and business strategy, are forward looking and subject to various risks and uncertainties. The following factors may have a harmful impact on our business:

Our success will depend on the growth of the flat-panel computer monitor market and other electronics markets

Our ability to generate increased revenues will depend on the growth of the flat-panel computer monitor market.  This market is still at an early stage of development.  Our continued growth will also depend upon emerging markets for consumer electronics markets such as home theater, DVD, flat screen and digital television, and HDTV.  The potential size of these markets and the timing of their development are uncertain and will depend in particular upon:

•	A significant reduction in the costs of products in the respective markets,
•	The availability, at a reasonable price, of components required by such products, (such as LCD panels), and
•	The emergence of competing technologies.

For the three months ended September 30, 2002, 80.4% of our revenues were derived from sales to customers in the flat-panel computer monitor market.  This and other potential markets may not develop as expected, which would harm our business.

The sales of our products are highly concentrated and our products may not continue to be accepted in the flat-panel computer monitor market and other emerging markets

Our sales are derived from a limited number of products.  Two of our products accounted for 23.8% and 11.4% of our revenues for the three months ended September 30, 2002.  There were no other products accounting for more than ten percent of our revenues.  We expect that a small number of products will continue to account for a large amount of our revenues.

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

We face intense competition and may not be able to compete effectively

We compete with both large companies and start-up companies, including Macronix International Co., Ltd., Media Reality Technologies, Inc., Morningstar Semiconductor, Inc., Philips Semiconductors, a division of Philips Electronics N.V., Pixelworks, Inc., Realtek Semiconductor Corp., Silicon Image, Inc., SmartASIC Inc., ST Microelectronics, Inc., Trident Microsystems, Inc. and Trumpion Microelectronics, Inc.  We anticipate that as the markets for our products develop, our current customers may develop their own products and competition from diversified electronic and semiconductor companies will intensify.  Some competitors are likely to include companies with greater financial and other resources than us.  Increased competition could harm our business, by, for example, increasing pressure on our profit margins or causing us to lose customers.

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

A large percentage of our revenues come from sales to a small number of large customers

The markets for our products are highly concentrated.  Our sales are derived from a limited number of customers. Sales to our largest five customers accounted for 55% of our revenues, and for our largest customer 28%, for the three months ended September 30, 2002.  We expect that a small number of customers will continue to account for a large amount of our revenues.  All of our sales are made on the basis of purchase orders rather than long-term agreements so that any customer could cease purchasing products at any time without penalty.  The decision by any large customer to decrease or cease using our products could harm our business.

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

We subcontract our manufacturing, assembly and test operations, which reduces our control over these processes and subjects us to other risks.

We do not have our own fabrication facilities, assembly or testing operations.  Instead, we rely on others to fabricate, assemble and test all of our products.  Most of our products use silicon wafers manufactured by Taiwan Semiconductor Manufacturing Corporation. No single product is purchased from more than one supplier, and we have no guarantees of minimum capacity from these suppliers. There are many risks associated with our dependence upon outside manufacturing, including:

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

Our third-party wafer foundries, third-party assembly and test subcontractors and significant customers are located in an area susceptible to earthquakes

Most of our outside foundries, third-party assembly and test subcontractors are located in Taiwan, which is an area susceptible to earthquakes. In addition, some of our significant customers are located in Taiwan. Damage caused by earthquakes in Taiwan may result in shortages of water or electricity or cause transportation difficulties that could limit the production capacity of our outside foundries or the ability of our subcontractors to provide assembly and test services. Any reduction in production capacity or the ability to provide assembly and test services could cause delays or shortages in our product supply, which would harm our business. Customers located in Taiwan were responsible for 17.1% of our product revenue for the three months ended September 30, 2002. If future earthquakes damage our customers’ facilities or equipment they could reduce their purchases of our products, which would harm our business. In addition, the operations of suppliers to our outside foundries and our Taiwanese customers could be disrupted by future earthquakes, which could in turn harm our business by resulting in shortages in our product supply or reduced purchases of our products.

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

A large percentage of our revenues will come from sales outside of the United States, which creates additional business risks

A large portion of our revenues will come from sales to customers outside of the United States, particularly to equipment manufacturers located in China, Japan, South Korea and Taiwan.  For the three months ended September 30, 2002, sales to regions outside of the United States represented 90.1% of revenues.  These sales are subject to numerous risks, including:

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

We depend on product design groups located outside of the United States, primarily in Canada and in India. We also rely on foreign third-party manufacturing, assembly and testing operations.

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

We may lose our customers or be required to make payments to them in connection with patent infringement litigation

Our customers typically buy our components and integrate them into their products for resale.  As a result of patent infringement litigation, our customers may decide to stop buying from us to ensure that their products do not include infringing components, even if the patent litigation is ultimately decided in our favor.  Any such action could have a material adverse effect on our revenues and market share.  In addition, from time to time, we enter into agreements with our customers that may contain indemnification provisions in connection with sales of our components that are the subject of patent litigation.  If one of our customers incurs a loss because of a patent infringement suit brought against them or us, we may be required, under those agreements or otherwise, to reimburse those customers for their loss.  Any such indemnification obligations could result in significant payments by us that would have a material adverse effect on our financial position.

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

We may make acquisitions where advisable and acquisitions which involve numerous risks

Our growth is dependent upon market growth and our ability to enhance our existing products and introduce new products on a timely basis. One of the ways we may address the need to develop new products is through acquisitions of other companies or technologies, such as our recent acquisitions of Sage and the assets of VM Labs.    The recent acquisitions and potential future acquisitions involve numerous risks, including the following:

•	We may experience difficulty in assimilating the acquired operations and employees,
•	We may be unable to retain the key employees of the acquired operations,
•	The acquisitions may disrupt our ongoing business,
•	We may not be able to incorporate successfully the acquired technologies and operations into our business and maintain uniform standards, controls, policies and procedures, and
•	We may lack the experience to enter into new markets, products or technologies.

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

The price of our stock fluctuates substantially and may continue to do so

The stock market has experienced large price and volume fluctuations that have affected the market price of many technology companies that have often been unrelated to the operating performance of these companies. These factors, as well as general economic and political conditions, may materially adversely affect the market price of our common stock in the future. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

•	Actual or anticipated fluctuations in our operating results,
•	Changes in expectations as to our future financial performance,
•	Changes in financial estimates of securities analysts,
•	Changes in market valuations of other technology companies,
•	Announcements by us or our competitors of significant technical innovations, design wins, contracts, standards or acquisitions,
•	The operating and stock price performance of other comparable companies, and
•	The number of our shares that are available for trading by the public and the trading volume of our shares.

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

We carry out a significant portion of our operations outside of the United States, primarily in Canada and in India and to a lesser extent China, Japan, South Korea and Taiwan. Although virtually all of our revenues and costs of revenues are denominated in U.S. dollars, portions of our operating revenue and expenses are denominated in foreign currencies. Accordingly, our operating results are affected by changes in the exchange rate between the U.S. dollar and those currencies. Any future strengthening of those currencies against the U.S. dollar could negatively impact our operating results by increasing our operating expenses as measured in U.S. dollars. We do not currently engage in any hedging or other transactions intended to manage the risks relating to foreign currency exchange rate fluctuations, other than natural hedges that occur as a result of holding both assets and liabilities denominated in foreign currencies. We may in the future undertake hedging or other such transactions if we determine that it is necessary to offset exchange rate risks. Based on our overall currency rate exposure at September 30, 2002, a near-term 10% appreciation or depreciation in the U.S. dollar relative to a pool of our foreign currencies would not have a material effect on our operating results or financial condition.

ITEM 4.	CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures.  Based on their evaluation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others, particularly during the period in which this quarterly report was being prepared.

(b)

Changes in internal controls.  Subsequent to the Evaluation Date, there were no significant changes (including corrective actions with regard to significant deficiencies and material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II:  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On September 17, 2002, Genesis filed a patent infringement complaint against Media Reality Technologies, Inc. (“MRT”), SmartASIC Inc., and Trumpion Microelectronics Inc. in the U.S. International Trade Commission.  The Genesis legal action alleges that MRT’s Mascot series products, SmartASIC’s SD1000, SD1010, SD1210, and SD2000 series products and Trumpion’s ZURAC and Zipro series products infringe on Genesis’s patented technology.  Genesis is seeking an order from the ITC to exclude MRT, SmartASIC and Trumpion’s products and other products containing MRT, SmartASIC, or Trumpion’s products from entry into the United States.

On March 14, 2002, Genesis filed a patent infringement lawsuit against MRT, SmartASIC Inc., and Trumpion Microelectronics, Inc. in the United States District Court for the Northern District of California.  The complaint alleges that certain MRT, SmartASIC, and Trumpion products, which are sold as video/graphics display controllers, infringe various claims of a Genesis U.S. patent.  This patent has also been issued in Japan and Korea and is pending in Taiwan.  As part of this lawsuit, Genesis is seeking monetary damages and a permanent injunction that bars MRT, SmartASIC and Trumpion from making, using, importing, offering to sell, or selling the allegedly infringing products in the United States. On September 17, 2002, Genesis filed a similar patent infringement complaint against the three companies in the International Trade Commission (“ITC”), seeking an order from the ITC to exclude MRT, SmartASIC and Trumpion’s products and other products containing MRT, SmartASIC, or Trumpion’s products from entry into the United States.   On October 15, 2002, the ITC voted to institute an investigation into the complaint.

On April 24, 2001, Silicon Image, Inc. filed a patent infringement lawsuit against Genesis in the United States District Court for the Eastern District of Virginia and simultaneously filed a complaint before the United States International Trade Commission in Washington, D.C.  The complaint and suit allege that all of Genesis products that contain digital receivers infringe on various claims of one of their patents.  Genesis believes the lawsuit and the complaint are baseless and without merit and we intend to vigorously defend against these claims. On December 7, 2001 Silicon Image, Inc. formally moved to withdraw its complaint before the United States International Trade Commission and have terminated these proceedings.  The trial to be held in the United States District Court for the Eastern District of Virginia is scheduled to commence on January 20, 2003. If this suit is resolved in favor of the plaintiffs, both Genesis and its customers could suffer losses.  Genesis has entered into agreements, and from time to time in the future, may enter into agreements, to indemnify and hold harmless certain of its customers for damages resulting from this or other litigation.

On November 7, 2002, a putative securities class action captioned Kuehbeck v. Genesis Microchip et al., Civil Action No. 02-CV-05344, was filed against Genesis, former Chief Executive Officer Amnon Fisher, and Chief Financial Officer Eric Erdman (collectively the “Individual Defendants”) in the United States District Court for the Northern District of California. The complaint alleges violations of Section 10(b) of the Securities and Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder against Genesis and the Individual Defendants, and violations of Section 20(a) of the Exchange Act against the Individual Defendants. The complaint seeks unspecified damages on behalf of a purported class of purchasers of Genesis’s common stock between April 29, 2002 and June 14, 2002.  Genesis believes that it has meritorious defenses to these lawsuits and will defend the litigation vigorously. An unfavorable resolution of these lawsuits could have a material adverse effect on Genesis’s business, results of operations or financial condition.

The future financial impact of these claims is not yet determinable and no provision has been made in our consolidated financial statements for any future costs associated with these claims.

We are not a party to any other material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Stockholders (“Annual Meeting”) held on September 17, 2002, the following individuals were elected to the Board of Directors as Class I directors for a term of three years:

NOMINEES	Votes For	Votes Withheld

Tim Christofferson	25,827,596	673,554
Robert H. Kidd	26,145,337	355,813

Jeff Diamond, Jim Donegan, George Duguay, Alex Lushtak and Chandra Reddy continue as either Class II or Class III directors of the Company.

Secondly, at the Company’s Annual Meeting, the following proposal was adopted by the margin indicated:

          To ratify the appointment of KPMG LLP as our independent accountants for the fiscal year ending March 31, 2002. The votes cast for this action were 25,515,316 and against were 970,579, with 15,255 abstaining. Lastly, at the Company’s Annual Meeting, the following proposal was adopted by the margin indicated:

          To approve an amendment to the 1997 Employee Stock Purchase Plan to increase maximum number of shares of Common Stock authorized for issuance thereunder to 500,000 shares or such lesser amount determined by the Board of Directors.  The votes cast for this action were 20,086,441 and against were 6,365,179, with 49,530 abstaining.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1(1)	Certificate of Incorporation of the Registrant.
3.2(2)	Amended and Restated Bylaws of the Registrant.
3.3(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.
4.1(1)	Form of Common Stock Certificate of the Registrant.
4.2(3)	Preferred Stock Rights Agreement, dated as of June 27, 2002, between the Registrant and Mellon Investor Services, L.L.C.
10.1(4)	Agreement, dated January 20, 1997, between Yves Faroudja and Faroudja Laboratories, Inc.
10.2(2)	Employment agreement dated March 18, 2002 with Eric Erdman.
10.3(5)	Offer of employment to James E. Donegan dated June 25, 2002.
10.4(5)	Settlement Agreement and Release between Genesis Microchip Inc. and Amnon Fisher.
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-72202) filed with the Securities and Exchange Commission on October 25, 2001, as amended.

(2)Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on July 29, 2002.

(3)Incorporated by reference to the Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on June 28, 2002.

(4)Incorporated by reference to Faroudja Laboratories, Inc.’s Form S-1 (File No. 333-32375) filed with the Securities and Exchange Commission on July 30, 1997, as amended.

(5)Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002.

(b)	Reports on Form 8-K

On September 3, 2002, we filed a Report on Form 8-K in connection with our stock repurchase program.

SIGNATURE

Our authorized representative has signed this report on our behalf as required by the Securities Exchange Act of 1934.

GENESIS MICROCHIP INC.

By:	/s/ ERIC ERDMAN

Eric Erdman Chief Financial Officer & Secretary (Authorized Officer & Principal Financial Officer)
Date: November 14, 2002