Form 10-Q
period 2002-12-31
GENESIS MICROCHIP INC /DE
filed 2003-02-14
CIK 1161396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

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

Yes    ☒                No    ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Yes    ☒                No    ☐

        There were 31,203,639 shares of the registrant’s common shares issued and outstanding as of February 7, 2003.

GENESIS MICROCHIP INC.

FORM 10-Q

THREE MONTHS ENDED DECEMBER 31, 2002

*	No information has been provided because this item is not applicable.

PART I:    FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS

GENESIS MICROCHIP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share amounts)

	December 31, 2002	March 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$118,096	$106,564
Short-term investments	—	4,802
Accounts receivable trade, net of allowance for doubtful accounts of $463 at December 31 and $391 at March 31	24,490	32,326
Inventories	17,621	20,046
Other	6,812	6,185

Total current assets	167,019	169,923
Property and equipment	13,299	11,733
Acquired intangibles	39,580	47,248
Goodwill	193,546	198,909
Other	796	578

Total assets	$414,240	$428,391

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,825	$14,318
Accrued liabilities	16,612	14,272
Income taxes payable	930	571
Current portion of lease liability	960	1,040
Current portion of loan payable	90	89

Total current liabilities	35,417	30,290
Long-term liabilities:
Deferred income taxes	313	5,183
Lease liability	8,760	9,019
Loan payable	237	328

Total liabilities	44,727	44,820
Stockholders’ equity:
Capital Stock:
Preferred stock:
Authorized—5,000 preferred shares, $0.001 par value
Issued and outstanding—none at December 31 or March 31
Common shares:
Authorized—100,000 common shares, $0.001 par value
Issued and outstanding—31,345 at December 31 and 31,133 at March 31	31	31
Additional paid-in capital	380,751	388,467
Cumulative other comprehensive loss	(94)	(94)
Deferred stock-based compensation	(8,273)	(17,587)
Retained earnings (deficit)	(2,902)	12,754

Total stockholders’ equity	369,513	383,571

Total liabilities and stockholders’ equity	$414,240	$428,391

See accompanying notes to condensed consolidated financial statements.

GENESIS MICROCHIP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine months ended
	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001
Revenues	$51,682	$49,823	$139,545	$107,266
Cost of revenues	32,623	27,109	88,283	58,019

Gross profit	19,059	22,714	51,262	49,247
Operating expenses:
Research and development	8,493	5,292	27,914	14,677
Selling, general and administrative	8,942	5,380	26,752	14,134
Amortization of acquired intangibles	2,654	—	7,973	—
Provision for costs associated with patent litigation	9,671	—	9,671	—

Total operating expenses	29,760	10,672	72,310	28,811

Income (loss) from operations	(10,701)	12,042	(21,048)	20,436
Interest income	590	378	1,422	1,131
Imputed interest on lease liability	(160)	—	(490)	—

Net interest income	430	378	932	1,131

Income (loss) before income taxes	(10,271)	12,420	(20,116)	21,567
Provision for (recovery of) income taxes	(3,244)	2,317	(4,461)	3,235

Net income (loss)	$(7,027)	$10,103	$(15,655)	$18,332

Earnings (loss) per share:
Basic	$(0.22)	$0.47	$(0.50)	$0.89
Diluted	$(0.22)	$0.42	$(0.50)	$0.80
Weighted average number of common shares outstanding:
Basic	31,306	21,623	31,445	20,683
Diluted	31,306	23,798	31,445	22,817

See accompanying notes to condensed consolidated financial statements.

GENESIS MICROCHIP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended
	December 31, 2002	December 31, 2001
Cash flows from operating activities:
Net income (loss)	$(15,655)	$18,332
Adjustments to reconcile net income (loss) to cash from operating activities:
Depreciation and amortization	4,122	2,229
Amortization of acquired intangibles	7,973	—
Non-cash stock-based compensation	5,843	90
Deferred income taxes	(4,870)	2,961
Other	519	2
Change in operating assets and liabilities:
Accounts receivable trade	7,836	(9,721)
Inventories	2,425	(1,686)
Other current assets	(627)	(1,976)
Accounts payable	2,507	8,246
Accrued liabilities	2,340	2,117
Income taxes payable	359	220

Net cash from operating activities	12,772	20,814
Cash flows from investing activities:
Purchase of short-term investments	(3,034)	—
Proceeds on sales and maturities of short-term investments	7,836	—
Additions to property and equipment	(5,657)	(2,390)
Proceeds on disposal of property and equipment	—	147
Other	(1,413)	(174)

Net cash used in investing activities	(2,268)	(2,417)
Cash flows from financing activities:
Proceeds from issue of common stock	4,245	33,446
Repurchase of common stock	(3,127)	—
Repayment of loans payable	(90)	(93)

Net cash from financing activities	1,028	33,353
Effect of currency translation on cash balances	—	9

Increase in cash and cash equivalents	11,532	51,759
Cash and cash equivalents, beginning of period	106,564	32,827

Cash and cash equivalents, end of period	$118,096	$84,586

See accompanying notes to condensed consolidated financial statements.

GENESIS MICROCHIP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.    Basis of presentation

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with United States generally accepted accounting principles and according to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Consequently, they do not include all of the information and footnotes required by United States generally accepted accounting principles for a complete set of annual financial statements. These condensed financial statements should be read in conjunction with our financial statements and notes thereto for the year ended March 31, 2002 that are included in our most recent Annual Report on Form 10-K/A filed with the Securities and Exchange Commission. We believe that the accompanying financial statements reflect all adjustments, consisting solely of normal, recurring adjustments, that are necessary for fair presentation of the results for the interim periods presented. The results of operations for the period ended December 31, 2002 are not necessarily indicative of the results to be expected for the full fiscal year or for any other period.

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

Acquisitions completed by Genesis during the year ended March 31, 2002 were accounted for in accordance with SFAS 142. Genesis will be performing the first of the required SFAS 142 impairment tests during the fourth quarter of its 2003 fiscal year. There can be no assurance that future goodwill impairment tests will not result in a charge to net income (loss).

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

In November 2002, The Financial Accounting Standards Board (FASB) issued Interpretation 45, Guarantor’s Accounting and Disclosure Requirements, Including Indirect Guarantees of Indebtedness of Others. The interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit, and product warranties. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations do not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The company has no guarantees to which the interpretation applies. However, the company has included disclosure of product warranty information in note 6 of the Notes to the Condensed Consolidated Financial Statements.

3.    Earnings per share

Basic earnings (loss) per share is computed by dividing the net income (loss) in a period by the weighted average number of shares of common stock outstanding during that period. Diluted earnings per share are calculated in order to give effect to all potential shares of common stock issuable during the period on the exercise of outstanding options or warrants. The weighted average number of diluted shares outstanding is calculated by assuming that any proceeds from potential shares of common stock, such as stock options, are used to repurchase shares of common stock at the average market share price in the period.

Per share information calculated on this basis is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001
Numerator:
Net income (loss)	$(7,027)	$10,103	$(15,655)	$18,332

Denominator for basic earnings (loss) per share—
Weighted average common shares outstanding	31,306	21,623	31,445	20,683

Basic earnings (loss) per share	$(0.22)	$0.47	$(0.50)	$0.89

Denominator for diluted earnings (loss) per share—
Weighted average common shares outstanding	31,306	21,623	31,445	20,683
Stock options and warrants	—	2,175	—	2,134

Shares used in computing diluted earnings (loss) per share	31,306	23,798	31,445	22,817

Diluted earnings (loss) per share	$(0.22)	$0.42	$(0.50)	$0.80

Anti-dilutive potential common shares excluded from above calculation	6,145	2,745	5,324	3,474

Had we been profitable during the three and nine months ended December 31, 2002, the number of weighted average securities outstanding that would have been added to weighted average shares for purposes of calculating diluted earnings per share would have been (in thousands):

	Three Months Ended December 31, 2002	Nine Months Ended December 31, 2002
Stock options	1,446	942

4.    Segmented information

Market information

Genesis operates and tracks its results in one operating segment. Genesis designs, develops and markets integrated circuits that process digital video and graphic images. The target market is divided into two major categories: flat-panel monitors and other. Revenues by major category were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001
Flat panel monitors	$44,299	$46,432	$115,501	$96,445
Other	7,383	3,391	24,044	10,821

	$51,682	$49,823	$139,545	$107,266

No sub-lease rental income was included in other revenue for the three or nine months ended December 31, 2002. Other revenue includes $255 and $778 of sub-lease rental income for the three months and nine months ended December 31, 2001, respectively.

Geographic information

Geographic revenue information is based on product shipment destination. Long-lived assets include property and equipment, as well as intangible assets. Property and equipment information is based on the physical location of the asset while the intangible assets are based on the location of the owning entity.

Genesis invoices its customers in U.S. dollars. Revenues from unaffiliated customers by geographic region were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001
United States	$2,745	$943	$10,895	$5,188
China	11,243	7,677	25,694	11,321
Japan	3,933	2,815	15,926	6,412
South Korea	22,839	16,075	54,478	34,703
Taiwan	6,710	21,082	22,161	46,922
Rest of world	4,212	1,231	10,391	2,720

	$51,682	$49,823	$139,545	$107,266

Net long-lived assets by country of location were as follows (in thousands):

	December 31, 2002	March 31, 2002
United States	$239,671	$251,571
Canada	4,908	5,123
Rest of world	1,846	1,196

	$246,425	$257,890

Long-lived assets include patents, property and equipment, acquired intangible assets and goodwill.

Customer concentration information

The following table shows the percentage of our revenues in each period that was derived from customers who individually accounted for more than 10% of revenues in that period:

	Three Months Ended		Nine Months Ended
	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001
Customer A	29%	22%	27%	20%
Customer B	12%	—	—	—
Customer C	—	11%	—	11%
Customer D	—	10%	—	11%

The following table shows customers accounting for more than 10% of accounts receivable trade at December 31, 2002 and March 31, 2002:

	December 31, 2002	March 31, 2002
Customer A	24%	—
Customer B	20%	—
Customer C	10%	—

Supplier arrangements

Genesis subcontracts portions of its semiconductor manufacturing from several suppliers and no single product is fabricated by more than one supplier. Genesis has a fixed-term sole source arrangement with a wafer manufacturer for the supply of wafers for its semiconductor products. Should that wafer supplier or any of Genesis’s packaging or testing subcontractors cease to be available, management believes that this would have a material adverse effect on Genesis’s business, financial condition and results of operations. Genesis has no guarantee of minimum capacity from its suppliers and is not liable for minimum purchase commitments.

5.    Inventories

Inventories consist of the following (in thousands):

	December 31, 2002	March 31, 2002
Finished goods	$14,326	$17,335
Work-in-process	7,616	5,087

	21,942	22,422
Less: Inventory reserve	(4,321)	(2,376)

	$17,621	$20,046

6.    Product warranty

The company’s product warranty accrual reflects management’s best estimate of probable liability under its product warranties. The company’s product warranties typically cover a one-year period from the date of delivery to the customer. Management estimates the accrual based on known product failures (if any), historical experience, and other currently available evidence. The product warranty accrual at December 31, 2002 and March 31, 2002, was $500,000 and $360,000, respectively.

7.    Business combination

Goodwill and additional paid-in capital were reduced by $5,363,000 in the period ended June 30, 2002 to reflect the finalization of the number of stock options and common shares issued in connection with the acquisition of Sage, Inc. in February 2002, which impacted the aggregate purchase price calculation.

8.    Stockholders’ equity

In August 2002, the board of directors approved a stock repurchase program. Under the stock repurchase program, the board of directors authorized a repurchase of up to $25 million of common stock. There were no shares repurchased under this program during the three months ended December 31, 2002. 400,000 shares were repurchased for $3.1 million during September 2002.

9.    Contingent liabilities

On April 24, 2001, Silicon Image, Inc. filed a patent infringement lawsuit against Genesis in the United States District Court for the Eastern District of Virginia and simultaneously filed a complaint before the United States International Trade Commission in Washington, D.C. The complaint and suit allege that certain Genesis products that contain digital receivers infringe various Silicon Image patent claims. On December 7, 2001 Silicon Image, Inc. formally moved to withdraw its complaint before the United States International Trade Commission and these proceedings have terminated. The case before the United States District Court for the Eastern District of Virginia is pending. If this suit is resolved in favor of the plaintiff, both Genesis and its customers could suffer losses. Genesis has entered into agreements, and from time to time in the future, may enter into agreements, to indemnify and hold harmless certain of its customers for damages resulting from this or other litigation. We have made provision for costs associated with patent litigation for the quarter ended December 31, 2002, however, the future financial impact of these claims is not yet determinable and no other provision has been made in our consolidated financial statements for any future costs associated with these claims.

On March 14, 2002, Genesis filed a patent infringement lawsuit against MRT, SmartASIC Inc., and Trumpion Microelectronics, Inc. in the United States District Court for the Northern District of California. The complaint alleges that certain MRT and Trumpion products, which are sold as video/graphics display controllers, infringe various claims of a Genesis U.S. patent. This patent has also been issued in Japan and Korea and is pending in Taiwan. As part of this lawsuit, Genesis is seeking monetary damages and a permanent injunction that bars MRT and Trumpion from making, using, importing, offering to sell, or selling the allegedly infringing products in the United States. On September 17, 2002, Genesis filed a similar patent infringement complaint against the three companies in the ITC. Except for the counterclaims by MRT discussed below, the Northern District of California case has been stayed pending the outcome of the ITC action. On January 8, 2003, Genesis announced a settlement of its litigation against SmartASIC; the litigation with respect to the other defendants has not been settled. MRT has asserted counterclaims against Genesis, alleging trade secret misappropriation, interference with economic advantage, and unfair practices and competition. Genesis intends to vigorously defend against these claims. The future financial impact of these claims is not yet determinable and no provision has been made in our consolidated financial statements for any future costs associated with these claims.

On November 7, 2002, a putative securities class action captioned Kuehbeck v. Genesis Microchip et al., Civil Action No. 02-CV-05344, was filed against Genesis, former Chief Executive Officer Amnon Fisher, and Chief Financial Officer Eric Erdman (collectively the “Individual Defendants”) in the United States District Court for the Northern District of California. The complaint alleges violations of Section 10(b) of the Securities and Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder against Genesis and the Individual Defendants, and violations of Section 20(a) of the Exchange Act against the Individual Defendants. The complaint seeks unspecified damages on behalf of a purported class of purchasers of Genesis’s common stock between April 29, 2002 and June 14, 2002. Genesis believes that it has meritorious defenses to these lawsuits and will defend the litigation vigorously. The future financial impact of this claim is not yet determinable and no provision has been made in our consolidated financial statements for any future costs associated with this claim.

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

Overview

We design, develop and market integrated circuits that receive and process digital video and graphic images. We also supply reference boards and designs that incorporate our proprietary integrated circuits. We are focused on developing and marketing image-processing solutions. We are currently targeting the flat-panel computer monitor market and other potential mass markets. We market and sell our products through authorized distributors, directly to customers and with the support of regional sales representatives. Average selling prices to distributors are typically less than average selling prices to direct customers. Sales to distributors comprise less than 10% of revenue. Average selling prices and product margins of our products are typically highest during the initial months following product introduction and decline over time and as volume increases.

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

We have limited ability to reschedule purchase orders we place with suppliers and, therefore, we generally have to place purchase orders for products before we receive purchase orders from our customers. This restricts our ability to react to fluctuations in demand for our products and exposes us to the risk of having either too much or not enough of a particular product. We regularly evaluate the carrying value of inventory held. For the three months ended December 31, 2002, we recorded provisions totaling $179,000, which are included in cost of sales, primarily related to inventory where expected net realizable value was lower than cost. We have agreements with suppliers in Asia such that we are dependent on the suppliers’ manufacturing yields.

The recovery of income taxes for the three months ended December 31, 2002 is calculated based on our expected effective tax rate for the entire fiscal year. We have investment tax credits and non-capital losses available to reduce taxes payable or taxable income. Future income tax provisions will depend on our effective tax rates and the distribution of taxable income between taxation jurisdictions, the amount of research and development performed in Canada, and the likelihood of being able to utilize available tax credits or losses.

On February 19, 2002, we acquired all of the outstanding shares of Sage, Inc. in exchange for shares of our common stock. Sage, a public company, designed, developed and marketed digital display and video processors. In addition to bringing additional image processing and mixed signal technologies to address the flat panel monitor market, Sage was developing significant expertise in technologies addressing other emerging display applications. In connection with our acquisition of Sage, we changed our domicile from Nova Scotia, Canada, to Delaware.

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

Critical accounting policies and estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. As described below, significant estimates are used in determining the allowance for doubtful accounts, inventory valuation, costs associated with patent litigation and the underlying value and useful lives of intangible assets. We evaluate our estimates on an on-going basis, including those related to product returns, bad debts, inventories, investments, intangible assets, income taxes, warranty obligations and contingencies and litigation and other contingencies. We base our estimates on historical experience and current business developments, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We regularly review the carrying values of our property and equipment by comparing the carrying amount of the asset to the expected future cash flows to be generated by the asset. If the carrying value exceeds the estimated amount recoverable, a write-down equal to the excess of the carrying value over the asset’s fair value is charged to our consolidated statement of operations.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which requires goodwill to be tested for impairment under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless their lives are determined to be infinite. The Sage and VM Labs acquisitions have been accounted for in accordance with SFAS 142. Intangible assets are comprised of acquired core technology, acquired developed product technology, patents, trademarks and trade names and are being amortized over their estimated useful lives. Goodwill represents the excess purchase price over the fair value of net assets acquired and has not been amortized, but will be periodically tested for impairment, with the next impairment test to be conducted in the fourth quarter of our current fiscal year. In arriving at the balances for goodwill arising out of the acquisitions of Sage, Inc. and the assets of VM Labs, Inc., estimates were made as to the fair values of assets purchased and liabilities assumed, including the lease liability for vacated premises. Subsequent adjustments to those estimates may result in a change in the reported amount of goodwill in the period in which a change in estimate is made.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

•	We record estimated reductions to revenue for customer returns and warranty claims based on historical experience. If actual customer returns or warranty claims increase as a result of future product introductions or changes in product quality, we may be required to recognize additional reductions to revenue.
•	We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	We provide for valuation reserves against our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated current market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those we project, additional inventory valuation reserves may be required.
•	We hold minority equity interests in other companies. We may record an investment impairment charge if we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or our inability to recover the carrying value of the investments that may be less than an investment’s current carrying value, possibly requiring an impairment charge in the future.
•	We record the estimated liability for premises not used in current operations based on the present value of all expected future payments, net of estimated sub-lease income, related to the lease. If additional payments are required under the terms of the lease or our underlying assumptions regarding the appropriate discount rate to use in calculating that present value change, we may be required to increase the amount of the recorded liability.
•	We provide for costs associated with patent litigation when we believe that we have a reasonable basis for estimating those costs. If actual costs associated with patent litigation differ from our estimates, we may be required to recognize additional costs.

Results of operations

The following table shows unaudited statement of operations data for the three-month and nine-month periods ended December 31, 2002 and December 31, 2001, expressed as a percentage of revenues:

	Three months ended		Nine months ended
	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	63.1	54.4	63.3	54.1

Gross profit	36.9	45.6	36.7	45.9

Operating expenses:
Research and development	16.5	10.6	20.0	13.7
Selling, general and administrative	17.3	10.8	19.2	13.2
Amortization of acquired intangibles	5.1	—	5.7	—
Provision for costs associated with patent litigation	18.7	—	6.9	—

Total operating expenses	57.6	21.4	51.8	26.9

Income (loss) from operations	(20.7)	24.2	(15.1)	19.0
Net interest income	0.8	0.7	0.7	1.1

Income (loss) before income taxes	(19.9)	24.9	(14.4)	20.1
Provision for (recovery of) income taxes	(6.3)	4.7	(3.2)	3.0

Net income (loss)	(13.6)%	20.2%	(11.2)%	17.1%

Three months ended December 31, 2002

Revenues:    Revenues for the three months ended December 31, 2002 increased to $51.7 million from $49.8 million in the three months ended December 31, 2001, an increase of 3.7%. This resulted from a 43% increase in units shipped offset in part by a 30% decline in average selling prices.

During these periods, revenue from the flat-panel monitor market decreased to $44.3 million from $46.4 million, a decrease of 4.5%. This decrease was a result of declining average selling prices in the market offset in part by higher unit volumes. Revenue from other markets increased to $7.4 million from $3.4 million, an increase of 117.6% primarily resulting from the inclusion of revenues from the sales of products added through our acquisition of Sage, Inc. in February 2002.

Revenue is highly dependent on a number of factors, including, but not limited to, the growth rate of the flat panel monitor and video markets, the rate of decline in product pricing, the company’s ability to maintain design wins with customers, timely new product introductions, supply of products from the company’s third party foundries and general economic conditions. We expect that revenue will continue to be dominated by shipments of products into flat-panel monitor applications, although other applications such as video are beginning to become more significant. Consequently, revenue may also be affected by the availability and price of LCD panels, or other components used in these devices. We currently anticipate that revenues in the quarter ended March 31, 2003 will be similar to those of the quarter ended December 31, 2002.

Gross Profit:    Gross profit for the three months ended December 31, 2002 decreased to $19.1 million from $22.7 million in the three months ended December 31, 2001. As a percentage of revenues, gross profit represented 36.9% of revenues in the three months ended December 31, 2002, down from 45.6% of revenues in the three months ended December 31, 2001. The decrease in gross profit percentage in 2002 over 2001 was attributable primarily to our average selling prices declining faster than our average manufacturing cost. The gross profit percentage in the three months ended December 31, 2002 for sales into the flat-panel market was 34.7% and 49.6% for other markets. We expect gross profit margins in the fourth quarter of fiscal 2003 to be in the range of 38 to 39 percent for the company as a whole. Gross profit margins may be higher or lower than expected due to many factors including, but not limited to, competitive pricing actions, changes in estimated product costs or manufacturing yields, revenue levels, and changes in estimated product mix.

Research and Development:    Research and development expenses include costs associated with research and development personnel, development tools and prototyping costs. Research and development expenses for the three months ended December 31, 2002 increased to $8.5 million from $5.3 million in the three months ended December 31, 2001. These expenses represented 16.5% of revenues in the 2002 period and 10.6% of revenues in the 2001 period.

The increase in absolute dollars in 2002 compared with 2001 reflects greater personnel costs associated with an expansion in our research and development activities including the former employees of Sage and non-cash stock-based compensation charges of $1.6 million arising from the amortization of the value assigned to stock options issued on the acquisition of Sage.

The increase in these expenses as a percentage of total revenues resulted from the slower rate of growth in total revenues compared to the growth in research and development expenses.

Selling, General and Administrative:    Selling, general and administrative expenses consist of personnel and related overhead costs for selling, marketing, customer support, finance, human resources, legal and general management functions and of commissions paid to regional sales representatives. Selling, general and administrative expenses were $8.9 million in the three months ended December 31, 2002 and $5.4 million in the three months ended December 31, 2001. These expenses represented 17.3% of revenues in the 2002 period and 10.8% of revenues in the 2001 period.

The dollar increase in 2002 from 2001 in selling, general and administrative expenses reflects increased personnel costs related to increased administrative, marketing, selling and customer support personnel including former employees of Sage, the continued expansion of our international operations and non-cash stock-based compensation of $0.3 million.

The increase in these expenses as a percentage of total revenues resulted from the slower rate of growth in total revenues compared to growth in selling, general and administrative expenses.

Amortization of Acquired Intangibles:    Amortization of intangible assets acquired in connection with the Sage, Inc. and the VM Labs businesses was $2.7 million for the three months ended December 31, 2002. We anticipate the quarterly amortization of acquired intangibles to remain constant over the estimated lives of those assets.

Provision for costs associated with patent litigation: We recognized an expense of $9.7 million in the three months ended December 31, 2002 in connection with patent litigation. We have been, and may continue to be, involved in defending patent litigation brought against us. In connection with patent or other litigation brought against us, we may resolve such matters in a manner that results in charges to operations.

Total Operating Expenses:    Total operating expenses for the three months ended December 31, 2002 increased to $29.8 million from $10.7 million in the three months ended December 31, 2001, for the reasons described above. We expect total combined operating expenses of approximately $22.5 million to $22.7 million in the fourth quarter of fiscal 2003, including approximately $3.8 million of non-cash charges for the amortization of deferred stock-based compensation and acquired intangibles, and costs for patent litigation and intellectual property protection, which are currently estimated to be approximately $3.0 million for the quarter ending March 31, 2003. These costs continue to be expensed as incurred because the total future cost of these litigation matters is not determinable at this time.

Net Interest Income:    Net interest income for the three months ended December 31, 2002 was $430,000, compared with $378,000 in the three months ended December 31, 2001. The increase in net interest income resulted from higher average cash and cash equivalents balances, offset in part by a decrease in prevailing interest rates and an imputed interest charge on our long-term lease obligation. Future interest income will depend on the amount of funds available to invest and on future interest rates.

Provision for Income Taxes:    The recovery of income taxes for the three months ended December 31, 2002 is calculated based on our expected effective tax rate for the entire fiscal year. We have investment tax credits and non-capital losses available to reduce taxes payable or taxable income. Future income tax provisions will depend on our effective tax rates and the distribution of taxable income between taxation jurisdictions, the amount of research and development performed in Canada, and the likelihood of being able to utilize available tax credits or losses.

Nine months ended December 31, 2002

Revenues:    Revenues for the nine months ended December 31, 2002 increased to $139.5 million from $107.3 million in the nine months ended December 31, 2001, an increase of 30.1%. This resulted from a 70% increase in units shipped offset in part by a 28% decline in average selling prices.

During these periods, revenue from the flat-panel monitor market increased to $115.5 million from $96.4 million, an increase of 19.8%. This increase was a result of overall growth of that market, partially offset by declining average selling prices. Revenue from other markets increased to $24.0 million from $10.8 million, an increase of 122.2% primarily resulting from the inclusion of revenues from the sales of products added through our acquisition of Sage, Inc. in February 2002.

Gross Profit:    Gross profit for the nine months ended December 31, 2002 increased to $51.3 million from $49.2 million in the nine months ended December 31, 2001. As a percentage of revenues, gross profit represented 36.7% of revenues in the nine months ended December 31, 2002, down from 45.9% in the nine months ended December 31, 2001. The decrease in gross profit percentage in 2002 over 2001 was primarily attributable to a different mix of products sold, with the newer products generally having lower average gross margins, and a decline in average selling prices as a result of the impact of increasing competition in the market place combined with our pricing strategy for maintaining our share of the flat-panel computer monitor market.

Research and Development:    Research and development expenses for the nine months ended December 31, 2002 increased to $27.9 million from $14.7 million in the nine months ended December 31, 2001. These expenses represented 20.0% of revenues in the 2002 period and 13.7% of revenues in the 2001 period. The increase in expenses as a percentage of total revenues resulted from the slower rate of growth in total revenues compared to the growth in research and development expenses.

The increase in absolute dollars in 2002 compared with 2001 reflects greater personnel costs associated with an expansion in our research and development activities including the former employees of Sage, non-cash stock-based compensation charges of $4.6 million arising from the acquisition of Sage and $2.2 million of operating and reorganization costs associated with VM Labs.

Selling, General and Administrative:    Selling, general and administrative expenses were $26.8 million in the nine months ended December 31, 2002 and $14.1 million in the nine months ended December 31, 2001. These expenses represented 19.2% of revenues in the 2002 period and 13.2% of revenues in the 2001 period.

The dollar increase in 2002 from 2001 in selling, general and administrative expenses reflects increased personnel costs related to increased administrative, marketing, selling and customer support personnel including former employees of Sage, the continued expansion of our international operations, non-cash stock-based compensation of $1.2 million and $2.0 million of operating and reorganization costs associated with VM Labs.

Amortization of Acquired Intangibles:    Amortization of intangible assets associated with the acquisition of Sage, Inc. and the VM Labs business was $8.0 million for the nine months ended December 31, 2002.

Provision for costs associated with patent litigation:    We recognized an expense of $9.7 million in the nine months ended December 31, 2002 in connection with patent litigation. We have been, and may continue to be, involved in defending patent litigation brought against us. In connection with patent or other litigation brought against us, we may resolve such matters in a manner that results in charges to operations.

Total Operating Expenses:    Total operating expenses for the nine months ended December 31, 2002 increased to $72.3 million from $28.8 million in the nine months ended December 31, 2001, for the reasons described above. These expenses represented 51.8% of revenues in the 2002 period and 26.9% of revenues in the 2001 period.

Net Interest Income:    Interest income in the nine months ended December 31, 2002 was $932,000, compared with $1.1 million in the nine months ended December 31, 2001. The decline in net interest income resulted primarily from a decline in prevailing interest rates and an imputed interest charge on our long-term lease obligation.

Provision for Income Taxes:    The recovery of income taxes for the nine months ended December 31, 2002 is calculated based on our expected effective tax rate for the entire fiscal year. We have investment tax credits and non-capital losses available to reduce taxes payable or taxable income. Future income tax provisions will depend on our effective tax rates and the distribution of taxable income between taxation jurisdictions, the amount of research and development performed in Canada, and the likelihood of being able to utilize available tax credits or losses.

Liquidity and capital resources

Cash and cash equivalents were $118.1 million at December 31, 2002. Net cash generated in operations for the nine months ended December 31, 2002, was $12.8 million.

Net cash used in investing activities was $2.3 million in the nine months ended December 31, 2002. This included capital spending of $5.7 million and a net decrease in short-term investments of $4.8 million.

Net cash provided by financing activities in the nine months ended December 31, 2002 was $1.0 million. This was the net impact of funds received for the purchase of shares under the terms of our stock option plans and employee stock purchase plan, reduced in part by funds used to repurchase stock under the stock-repurchase program announced in August 2002.

As of December 31, 2002, our principal commitments consisted of obligations outstanding under operating leases and a lease for vacated premises in Milpitas, California. These commitments include leases for three premises in the United States, located in Milpitas, Sunnyvale and Alviso, California, two in China and one location in each of Canada, India, Japan, South Korea and Taiwan. In addition we have obligations under operating leases for equipment. The aggregate estimated annual payments required under our lease obligations, excluding expected sub-lease income, by fiscal year are as follows, in thousands of dollars:

2003	$5,091
2004	4,745
2005	4,433
2006	4,476
2007	4,388
Thereafter	12,174

$35,307

Our lease agreements expire at various dates through 2012. Further information on lease obligations and commitments can be found in notes 8 and 15 to our consolidated financial statements included in Item 8 of our most recent Annual Report on Form 10-K/A.

Since inception we have satisfied our liquidity needs primarily through cash generated from operations and sales of equity securities. We believe that our existing cash balances together with any cash generated from our operations will be sufficient to meet our capital and operating requirements on a short-term basis.

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

Factors that may affect future operating results

A number of our statements below, including those concerning our anticipated revenues, gross profit margins, amortization of intangibles and stock-based compensation, liquidity and business strategy, are forward looking and subject to various risks and uncertainties. The following factors may have a harmful impact on our business:

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

For the three months ended December 31, 2002, 85.7% of our revenues were derived from sales to customers in the flat-panel computer monitor market. This and other potential markets may not develop as expected, which would harm our business.

A large percentage of our revenues come from sales to a small number of customers

The markets for our products are highly concentrated. Our sales are derived from a limited number of customers. Sales to our largest five customers accounted for 58.2% of our revenues, and for our largest customer 28.6%, for the three months ended December 31, 2002. We expect that a small number of customers will continue to account for a large amount of our revenues. All of our sales are made on the basis of purchase orders rather than long-term agreements so that any customer could cease purchasing products at any time without penalty. The decision by any large customer to decrease or cease using our products could harm our business.

The sales of our products are highly concentrated and our products may not continue to be accepted in the flat-panel computer monitor market and other emerging markets

Our sales are derived from a limited number of products. One of our products accounted for 23.7% of our revenues for the three months ended December 31, 2002. There were no other products accounting for more than ten percent of our revenues. We expect that a small number of products will continue to account for a large amount of our revenues.

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

We face intense competition and may not be able to compete effectively

We compete with both large companies and start-up companies, including Micronas AG, Macronix International Co., Ltd., Media Reality Technologies, Inc., Morningstar Semiconductor, Inc., Philips Semiconductors, a division of Philips Electronics N.V., Pixelworks, Inc., Realtek Semiconductor Corp., Silicon Image, Inc., SmartASIC Inc., ST Microelectronics, Inc., Topro Technology Inc., Trident Microsystems, Inc. and Trumpion Microelectronics, Inc. We anticipate that as the markets for our products develop, our current customers may develop their own products and competition from diversified electronic and semiconductor companies will intensify. Some competitors are likely to include companies with greater financial and other resources than us. Increased competition could harm our business, by, for example, increasing pressure on our profit margins or causing us to lose customers.

Our future operating results are highly dependent upon how well we manage our business

Our future operating results will depend in large part on how well we manage our business, including our ability to:

•	develop profitable products and meet milestones by accurately forecasting revenues and costs and allocating resources effectively;
•	develop strategies to protect our brands and to realize their potential value;
•	manage our inventory levels by accurately predicting sales volumes;
•	maximize our gross margins by negotiating favorable yet competitive prices with customers, and by leveraging volume to reduce costs with our suppliers;
•	develop effective selling tools; and
•	monitor and manage expenses.

Any failure by us to effectively manage our business could have a material adverse effect on our results of operations.

We may be unable to adequately protect our intellectual property. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as non-disclosure agreements and other methods to protect our proprietary technologies

We have been issued patents and have pending United States and foreign patent applications. However, we cannot assure you that any patent will be issued as a result of any applications or, if issued, that any claims allowed will be sufficiently broad to protect our technology. In addition, it is possible that existing or future patents may be challenged, invalidated or circumvented. It may be possible for a third party to copy or otherwise obtain and use our products, or technology without authorization, develop similar technology independently or design around our patents. Effective copyright, trademark and trade secret protection may be unavailable or limited in foreign countries.

Others may bring infringement claims against us that could be time-consuming and expensive to defend

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. This litigation is widespread in the high-technology industry and is particularly prevalent in the semiconductor industry, where a number of companies aggressively use their patent portfolios by bringing numerous infringement claims. In addition, in recent years, there has been an increase in the filing of so-called “nuisance suits” alleging infringement of intellectual property rights, which pressure defendants into entering settlement arrangements to quickly dispose of such suits, regardless of their merits. We may become a party to litigation in the future to protect our intellectual property or as a result of an alleged infringement of others’ intellectual property. For example, we have been subject to litigation brought against us by Silicon Image, Inc. as described in Item 1 of Part II of this Form 10-Q.

Any such lawsuit could subject us to significant liability for damages and invalidate our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

•	Stop selling products or using technology that contain the allegedly infringing intellectual property,
•	Attempt to obtain a license to the relevant intellectual property, which license may not be available on reasonable terms or at all,
•	Incur substantial settlement costs, and
•	Attempt to redesign those products that contain the allegedly infringing intellectual property.

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

We subcontract our manufacturing, assembly and test operations

We do not have our own fabrication facilities, assembly or testing operations. Instead, we rely on others to fabricate, assemble and test all of our products. Most of our products use silicon wafers manufactured by Taiwan Semiconductor Manufacturing Corporation, with whom we have a fixed-term sole source arrangement, the loss of which could result in a material increase in the price we must pay for silicon wafers. None of our products are fabricated by more than one supplier. There are many risks associated with our dependence upon outside manufacturing, including:

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

Our third-party wafer foundries, third-party assembly and test subcontractors and significant customers are located in an area susceptible to earthquakes

Most of our outside foundries, third-party assembly and test subcontractors are located in Taiwan, which is an area susceptible to earthquakes. In addition, some of our significant customers are located in Taiwan. Damage caused by earthquakes in Taiwan may result in shortages of water or electricity or cause transportation difficulties that could limit the production capacity of our outside foundries or the ability of our subcontractors to provide assembly and test services. Any reduction in production capacity or the ability to provide assembly and test services could cause delays or shortages in our product supply, which would harm our business. Foundries located in Taiwan were responsible for most of our semiconductor product revenue for the three months ended December 31, 2002. Customers located in Taiwan were responsible for 13.0% of our product revenue for the three months ended December 31, 2002. If future earthquakes damage our customers’ facilities or equipment they could reduce their purchases of our products, which would harm our business. In addition, the operations of suppliers to our outside foundries and our Taiwanese customers could be disrupted by future earthquakes, which could in turn harm our business by resulting in shortages in our product supply or reduced purchases of our products.

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

A large percentage of our revenues will come from sales outside of the United States, which creates additional business risks

A large portion of our revenues will come from sales to customers outside of the United States, particularly to equipment manufacturers located in South Korea, China, Japan and Taiwan. For the three months ended December 31, 2002, sales to regions outside of the United States represented 94.7% of revenues. For the three months ended December 31, 2002, sales to South Korea alone constituted 44.2% of revenues. These sales are subject to numerous risks, including:

•	Fluctuations in currency exchange rates, tariffs, import restrictions and other trade barriers,
•	Unexpected changes in regulatory requirements,
•	Political and economic instability
•	Exposure to litigation in these countries,
•	Longer payment periods,
•	Ability to enforce contracts or payment terms,
•	Potentially adverse tax consequences,
•	Export license requirements, and
•	Unexpected changes in diplomatic and trade relationships.

Because our sales are denominated in United States dollars, increases in the value of the United States dollar could increase the price of our products in non-U.S. markets and make our products more expensive than competitors’ products denominated in local currencies.

We are subject to risks associated with international operations, which may harm our business

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

The cyclical nature of the semiconductor industry may lead to significant variances in the demand for our products

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

We have grown rapidly, which strains our management and resources

We are experiencing a period of significant growth that will continue to place a great strain on our management and other resources. To manage our growth effectively, we must:

•	Implement and improve operational and financial systems,
•	Train and manage our employee base, including our sales force, and
•	Attract and retain qualified personnel with relevant experience.

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

We may not be able to attract or retain the key personnel we need to succeed

Competition for qualified management, engineering and technical employees is intense. As a result, employees could leave with little or no prior notice. We cannot assure you that we will be able to attract and retain employees. In particular, we may need to expand the depth of our management team in the future by hiring additional management personnel, who may have specific experience in our company’s field. We recently expanded the role of our senior vice president of marketing so that he now serves also as our chief operating officer.

If we cannot attract and retain key employees, our business would be harmed, particularly if the departure of any key employee results in a business interruption or if we are not successful in preserving any material knowledge of our departing employees.

A breakdown in our information technology systems could cause a business interruption, impair our ability to manage our business or report results, or result in the unauthorized disclosure of our confidential and proprietary information

Our information technology could suffer a sudden breakdown as a result of factors beyond our control, such as earthquakes, insecure connections or problems with our outside consultants who provide information technology services to us. If our information technology were to fail and we were not able to gain timely access to adequate alternative systems or back-up information, this could have a negative impact on our ability to operate and manage our business and to report results in a timely manner. Also, any breach of our information systems by an unauthorized third party could result in our confidential information being made public or being used by a competitor, which could have a material adverse effect on our ability to realize the potential of our proprietary rights.

General economic conditions may reduce our revenues and harm our business

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

We may make acquisitions where advisable, and acquisitions involve numerous risks

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

The price of our stock fluctuates substantially and may continue to do so

The stock market has experienced large price and volume fluctuations that have affected the market price of many technology companies that have often been unrelated to the operating performance of these companies. These factors, as well as general economic and political conditions, may materially adversely affect the market price of our common stock in the future. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

•	Actual or anticipated fluctuations in our operating results,
•	Changes in expectations as to our future financial performance,
•	Changes in financial estimates of securities analysts,
•	Changes in market valuations of other technology companies,
•	Announcements by us or our competitors of significant technical innovations, design wins, contracts, standards or acquisitions,
•	Charges and costs related to litigation and other extraordinary events,
•	The operating and stock price performance of other comparable companies, and
•	The number of our shares that are available for trading by the public and the trading volume of our shares.

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

We carry out a significant portion of our operations outside of the United States, primarily in Canada and in India and to a lesser extent China, Japan, South Korea and Taiwan. Although virtually all of our revenues and costs of revenues are denominated in U.S. dollars, portions of our operating revenue and expenses are denominated in foreign currencies. Accordingly, our operating results are affected by changes in the exchange rate between the U.S. dollar and those currencies. Any future strengthening of those currencies against the U.S. dollar could negatively impact our operating results by increasing our operating expenses as measured in U.S. dollars. We do not currently engage in any hedging or other transactions intended to manage the risks relating to foreign currency exchange rate fluctuations, other than natural hedges that occur as a result of holding both assets and liabilities denominated in foreign currencies. We may in the future undertake hedging or other such transactions if we determine that it is necessary to offset exchange rate risks. Based on our overall currency rate exposure at December 31, 2002, a near-term 10% appreciation or depreciation in the U.S. dollar relative to a pool of our foreign currencies would not have a material effect on our operating results or financial condition.

ITEM 4.    CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. Based on their evaluation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others, particularly during the period in which this quarterly report was being prepared.

(b)	Changes in internal controls. Subsequent to the Evaluation Date, our board of directors has implemented the following significant changes in the company’s internal controls that could significantly affect these controls subsequent to the date of their evaluation: (i) our board of directors created a corporate governance committee of non-employee directors of the board to meet periodically during each fiscal quarter with company management to enhance communication between company management and the board, with the corporate governance committee to have ongoing oversight responsibility; and (ii) our board of directors has enhanced our contract execution policy to provide for additional specificity as to the procedures company management must follow prior to entering into agreements on behalf of the company.

Company management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all human error. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance that all control issues and instances of error, if any, within our company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions.

PART II:    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On September 17, 2002, Genesis filed a patent infringement complaint against Media Reality Technologies, Inc. (“MRT”), SmartASIC Inc., and Trumpion Microelectronics Inc. in the U.S. International Trade Commission (“ITC”). The Genesis legal action alleges that MRT’s Mascot series products, and Trumpion’s ZURAC and Zipro series products infringe on Genesis’s patented technology. Genesis is seeking an order from the ITC to exclude MRT and Trumpion’s products and other products containing MRT or Trumpion’s products from entry into the United States. On October 15, 2002, the ITC voted to institute an investigation into the complaint. On January 8, 2003, Genesis announced a settlement of its litigation against SmartASIC; the litigation with respect to the other defendants has not been settled. The future financial impact of these claims is not yet determinable and no provision has been made in our consolidated financial statements for any future costs associated with these claims.

On March 14, 2002, Genesis filed a patent infringement lawsuit against MRT, SmartASIC Inc., and Trumpion Microelectronics, Inc. in the United States District Court for the Northern District of California. The complaint alleges that certain MRT and Trumpion products, which are sold as video/graphics display controllers, infringe various claims of a Genesis U.S. patent. This patent has also been issued in Japan and Korea and is pending in Taiwan. As part of this lawsuit, Genesis is seeking monetary damages and a permanent injunction that bars MRT and Trumpion from making, using, importing, offering to sell, or selling the allegedly infringing products in the United States. On September 17, 2002, Genesis filed a similar patent infringement complaint against the three companies in the ITC, as discussed above. Except for the counterclaims by MRT discussed below, the Northern District of California case has been stayed pending the outcome of the ITC action. On January 8, 2003, Genesis announced a settlement of its litigation against SmartASIC; the litigation with respect to the other defendants has not been settled. MRT has asserted counterclaims against Genesis, alleging trade secret misappropriation, interference with economic advantage, and unfair practices and competition. Genesis intends to vigorously defend against these claims. The future financial impact of these claims is not yet determinable and no provision has been made in our consolidated financial statements for any future costs associated with these claims.

On April 24, 2001, Silicon Image, Inc. filed a patent infringement lawsuit against Genesis in the United States District Court for the Eastern District of Virginia and simultaneously filed a complaint before the United States ITC in Washington, D.C. The complaint and suit allege that certain Genesis products that contain digital receivers infringe various Silicon Image patent claims. On December 7, 2001 Silicon Image, Inc. formally moved to withdraw its complaint before the United States ITC and these proceedings have terminated. The case before the United States District Court for the Eastern District of Virginia is pending.

If this suit is resolved in favor of the plaintiff, both Genesis and its customers could suffer losses. Genesis has entered into agreements, and from time to time in the future, may enter into agreements, to indemnify and hold harmless certain of its customers for damages resulting from this or other litigation. We have made provision for costs associated with patent litigation in the quarter ended December 31, 2002 (see “Provision for costs associated with patent litigation” on page 13), however, the future financial impact of this claim is not yet determinable and no other provision has been made in our consolidated financial statements for any future costs associated with this claim.

On November 7, 2002, a putative securities class action captioned Kuehbeck v. Genesis Microchip et al., Civil Action No. 02-CV-05344, was filed against Genesis, former Chief Executive Officer Amnon Fisher, and Chief Financial Officer Eric Erdman (collectively the “Individual Defendants”) in the United States District Court for the Northern District of California. The complaint alleges violations of Section 10(b) of the Securities and Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder against Genesis and the Individual Defendants, and violations of Section 20(a) of the Exchange Act against the Individual Defendants. The complaint seeks unspecified damages on behalf of a purported class of purchasers of Genesis’s common stock between April 29, 2002 and June 14, 2002. Genesis believes that it has meritorious defenses to these lawsuits and will defend the litigation vigorously. The future financial impact of this claim is not yet determinable and no provision has been made in our consolidated financial statements for any future costs associated with this claim.

An unfavorable resolution of any of these lawsuits could have a material adverse effect on Genesis’s business, results of operations or financial condition.

We are not a party to any other material legal proceedings.

ITEM 5.    OTHER INFORMATION

On November 8, 2002, the audit committee of the board of directors approved the use of the company’s auditors, KPMG LLP, for certain tax planning services.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

3.1	(1)	Certificate of Incorporation of the Registrant.

3.2	(2)	Amended and Restated Bylaws of the Registrant.

3.3	(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.

4.1	(1)	Form of Common Stock Certificate of the Registrant.

4.2	(3)	Preferred Stock Rights Agreement, dated as of June 27, 2002, between the Registrant and Mellon Investor Services, L.L.C.

10.1	(4)	Agreement, dated January 20, 1997, between Yves Faroudja and Faroudja Laboratories, Inc.

10.2	(2)	Employment agreement dated March 18, 2002 with Eric Erdman.

10.3	(5)	Offer of employment to James E. Donegan dated June 25, 2002.

10.4	(5)	Settlement Agreement and Release with Amnon Fisher.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-72202) filed with the Securities and Exchange Commission on October 25, 2001, as amended.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on July 29, 2002.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on June 28, 2002.
(4)	Incorporated by reference to Faroudja Laboratories, Inc.’s Form S-1 (File No. 333-32375) filed with the Securities and Exchange Commission on July 30, 1997, as amended.
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002.

(b)    Reports on Form 8-K

We filed no Reports on Form 8-K during the three months ended December 31, 2002.

SIGNATURE

Our authorized representative has signed this report on our behalf as required by the Securities Exchange Act of 1934.

GENESIS MICROCHIP INC.

By:	/s/ Eric Erdman
Eric Erdman Chief Financial Officer & Secretary

(Authorized Officer & Principal Financial Officer)

Date:    February 14, 2003

CERTIFICATIONS

Genesis Microchip Inc.

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, James E. Donegan, Chief Executive Officer of Genesis Microchip Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Genesis Microchip Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report was being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003	By:	/s/ JAMES E. DONEGAN
James E. Donegan Chief Executive Officer

Genesis Microchip Inc.

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Eric Erdman, Chief Financial Officer of Genesis Microchip Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Genesis Microchip Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003	By:	/s/ ERIC ERDMAN
Eric Erdman Chief Financial Officer and Secretary