Form 10-K/A
period 2002-03-31
GENESIS MICROCHIP INC /DE
filed 2003-05-30
CIK 1161396

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

Intellectual property and licenses

We protect our technology through a combination of patents, copyrights, trade secret laws, trademark registrations, confidentiality procedures and licensing arrangements. We have been issued 89 patents in the United States with an additional 40 patent applications pending. In addition to the United States, we apply for and have been granted patents in other jurisdictions, including Europe, Japan, Taiwan and Korea. We have been issued 43 foreign patents and have 65 foreign patents pending. Our patents relate to various aspects of algorithms, product design or architectures. To supplement our proprietary technology, we also license several patents from third parties. We have patents in the areas of scaling and format detection that are material to our monitor business which expire in 2017. We believe that our patents are enforceable and have significant value to our business. However, we do not believe that our patents prohibit third parties from competing with us, as other parties may be able to design competing products without relying on our patents. In addition, our ability to enforce our patents is subject to general litigation risks. In protecting our patents, we may need to litigate to assure our patents are not infringed. Litigation can be time-consuming and expensive, and there can be no assurance that we will be successful in any litigation we undertake.

Competition

The markets in which we operate are intensely competitive and are characterized by rapid technological change, evolving industry standards and declining average selling prices. We face competition from both large companies and start-up companies, including Macronix International Co., Media Reality Technologies, Inc., Ltd., Philips Semiconductors, a division of Philips Electronics NV, Pixelworks, Inc., Silicon Image, Inc., SmartASIC Inc., ST Microelectronics, Inc., Trident Microsystems Inc. and Trumpion Microelectronics, Inc. We believe that the principal competitive factors in our markets are:

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

On April 24, 2001, Silicon Image, Inc. filed a patent infringement lawsuit against Genesis in the United States District Court for the Eastern District of Virginia and simultaneously filed a complaint before the United States International Trade Commission in Washington, D.C. The complaint and suit allege that all of Genesis products that contain digital receivers infringe on various claims of one of their patents. Silicon Image, Inc. is seeking an injunction to halt the sale, manufacture and use of our DVI receiver chips and unspecified monetary damages. Genesis believes the lawsuit and the complaint are baseless and without merit and we intend to vigorously defend against these claims. On December 7, 2001 Silicon Image, Inc. formally moved to withdraw its complaint before the United States International Trade Commission and have terminated these proceedings. The trial to be held in the United States District Court for the Eastern District of Virginia is scheduled to commence on January 20, 2003. The future financial impact of these claims is not yet determinable and no provision has been made in our consolidated financial statements for any future costs associated with these claims.

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

Revenues from the flat panel monitor market increased to $145.0 million or 88.8% of total revenues in the year ended March 31, 2002 from $45.9 million or 72.2% of total revenues in the year ended March 31, 2001, and from $36.8 million, or 69.0% of total revenues, in the year ended March 31, 2000. These increases were a result of increased unit shipments in that market, partially offset by declining average selling prices. In fiscal 2002 unit shipments increased by 311% and average selling prices declined 23% from fiscal 2001.

The overall growth of the flat panel monitor market was positively impacted by reductions in retail selling prices of the end products. This decline was primarily a result of reductions in the cost of LCD panels, the most expensive component of flat panel monitors, that resulted from additional manufacturing capacity and improved manufacturing yields for the LCD panels. In fiscal 2002 and 2001, retail prices of flat panel computer monitors continued to decline because of competitive pressures, increasing overall demand in the flat-panel computer monitor market.

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

The purchase price was allocated to assets acquired and liabilities assumed based on management’s analysis and estimates of their fair values. For tangible assets acquired, management believes that book value is representative of fair value at the time of the acquisition. For other identifiable assets, primarily intangible assets, fair values are based on discounted expected future cash flows attributable to those assets. The excess of the purchase price over the net tangible and identifiable intangible assets acquired and liabilities assumed has been allocated to goodwill. The allocation of the purchase price is as follows (in thousands):

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

The acquired developed product technology, which is comprised of products that are already technologically feasible, includes products in most of Sage’s product lines. These include digital video interface/line doublers, video enhancers, decoders and integrated chips for their home theatre and multi-media products. The acquired developed product technology of approximately $30.8 million is being amortized on a straight-line basis over an estimated remaining useful life of four years. The value of each developed technology was based on forecasted future cash flows directly related to the existing product technology, discounted at a rate of 18%, giving consideration to the lower risks associated with the assets relative to the in-process research and development.

The acquired core technology, which is comprised of proprietary know-how that is already technologically feasible, includes projects that are expected to leverage functionality from previous developed products and technologies. The acquired core technology of approximately $4.3 million is being amortized on a straight-line basis over an estimated remaining useful life of four years. In valuing the core technology, an appropriate percentage of revenues were segregated from the forecast revenues associated with certain in-process technologies. From these revenue forecasts, amounts were subtracted for expenses, maintenance, research and development, and returns on contributory assets to arrive at cash flow attributed to the core technology. A discount rate of 21.5% was utilized to value the core technologies.

GENESIS MICROCHIP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The trademarks and trade names consist of the Faroudja trade name and its Directional Correlational De-Interlacing, or DCDi, label. The assigned value of approximately $500,000 is being amortized on a straight-line basis over an estimated remaining useful life of four years.

The value of the trademarks and trade names was estimated by assigning a royalty rate to products expected to use the Faroudja/DCDi trade name. The forecast royalties were then discounted to present value employing a discount rate consistent with the risk factors applicable to each product line.

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

The value assigned to in-process research and development was related to research projects for which technological feasibility had not been established and no future alternative uses existed. The fair value of $4.7 million was determined using the income approach, which discounts expected future cash flows from projects under development to their net present value using a risk adjusted rate. Each project was analyzed to determine the technological innovations, which included the utilization of core technology, the complexity, cost and time to complete development, any alternative future use or current technological feasibility, and the stage of completion. Future cash flows were estimated, taking into account the expected life cycles of the product and the underlying technology, relevant market sizes and industry trends. The estimated net cash flows from these products were based on management’s estimates of related revenues, cost of goods sold, research and development costs, selling, general and administrative costs, income taxes and charges for the use of contributory assets. A discount rate of 25% was utilized based on the technology of the products, the stage of completion of the projects, the complexity of the development effort and the risks associated with reaching technological feasibility of the projects. The nature of the efforts to develop the in-process technology into commercially viable products principally related to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specification, including function, features and technical performance requirements.

Sage had two products under development at the acquisition date, a display processor semiconductor targeting the LCD multi-media monitor market for PCs, and video and a next generation decoder targeting the advanced TV and multi-media projector markets. The development projects ranged from 70% to 95% complete at the date of acquisition. All development projects had expected completion dates within one year and an estimated aggregate cost to complete of $340,000.

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

On April 24, 2001, Silicon Image, Inc. filed a patent infringement lawsuit against Genesis in the United States District Court for the Eastern District of Virginia and simultaneously filed a complaint before the United States International Trade Commission in Washington, D.C. The complaint and suit allege that all of Genesis products that contain digital receivers infringe on various claims of one of their patents. Silicon Image, Inc. is seeking an injunction to halt the sale, manufacture and use of our DVI receiver chips and unspecified monetary damages. Genesis believes the lawsuit and the complaint are baseless and without merit and we intend to vigorously defend against these claims. On December 7, 2001 Silicon Image, Inc. formally moved to withdraw its complaint before the United States International Trade Commission and have terminated these proceedings. The trial to be held in the United States District Court for the Eastern District of Virginia is scheduled to commence on January 20, 2003. The future financial impact of these claims is not yet determinable and no provision has been made in our consolidated financial statements for any future costs associated with these claims.

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

3.  Exhibits.

The exhibits listed in the Exhibit Index are filed as a part of this report on Form 10-K/A.

(b)  Reports on Form 8-K:

On March 4, 2002 we filed a Report on Form 8-K in connection with our acquisition of Sage, Inc., which we subsequently amended on Form 8-K/A dated May 6, 2002.

SIGNATURES

The following authorized person has signed this amended report on our behalf, as required by Section 13 or 15(d) of the Securities Exchange Act of 1934.

GENESIS MICROCHIP INC.

By:	/s/ ERIC ERDMAN
Eric Erdman Chief Financial Officer, Secretary and Director

Date: May 29, 2003

This amended report has been signed by the following persons in the capacities and on the dates indicated as required by the Securities Exchange Act of 1934.

Name	Title	Date

/s/ JAMES E. DONEGAN James E. Donegan	Chairman and Chief Executive Officer	May 29, 2003

/S/ ERIC ERDMAN Eric Erdman	Chief Financial Officer, Secretary and Director	May 29, 2003

/S/ CHANDRASHEKAR M. REDDY Chandrashekar M. Reddy	Vice Chairman	May 29, 2003

/S/ JEFFREY DIAMOND Jeffrey Diamond	Director	May 29, 2003

/S/ GEORGE A. DUGUAY George A. Duguay	Director	May 29, 2003

/S/ ALEXANDER S. LUSHTAK Alexander S. Lushtak	Director	May 29, 2003

/S/ TIM CHRISTOFFERSEN Tim Christoffersen	Director	May 29, 2003

/S/ ROBERT H. KIDD Robert H. Kidd	Director	May 29, 2003

CERTIFICATIONS

Genesis Microchip Inc.

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, James E. Donegan, Chief Executive Officer of Genesis Microchip Inc., certify that:

1.	I have reviewed this amended annual report on Form 10-K/A of Genesis Microchip Inc.;

2.	Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended annual report.

Date: May 29, 2003	By:	/s/ JAMES E. DONEGAN
James E. Donegan Chief Executive Officer

Genesis Microchip Inc.

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Eric Erdman, Chief Financial Officer of Genesis Microchip Inc., certify that:

1.	I have reviewed this amended annual report on Form 10-K/A of Genesis Microchip Inc.;

2.	Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended annual report.

Date: May 29, 2003	By:	/s/ ERIC ERDMAN
Eric Erdman Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1(1)	Agreement and Plan of Merger and Reorganization, dated as of September 27, 2001, by and between Genesis Microchip Incorporated and Sage, Inc.

2.2(1)	Share Exchange and Arrangement Agreement and Plan of Arrangement by and among the Registrant, Genesis Microchip Nova Scotia Corp., and Genesis Microchip Incorporated.

3.1(1)	Certificate of Incorporation of the Registrant.

3.2(4)	Amended and Restated Bylaws of the Registrant.

3.3(2)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.

4.1(1)	Form of Common Stock Certificate of the Registrant.

4.2(2)	Preferred Stock Rights Agreement, dated as of June 27, 2002, between the Registrant and Mellon Investor Services, L.L.C.

10.1(3)	Agreement, dated January 20, 1997, between Yves Faroudja and Faroudja Laboratories, Inc.

10.2(4)	Employment agreement dated March 18, 2002 with Eric Erdman.

21(4)	Subsidiaries.

23.1	Consent of KPMG LLP.

99.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-72202) filed with the Securities and Exchange Commission on October 25, 2001, as amended.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on June 28, 2002.
(3)	Incorporated by reference to Faroudja Laboratories, Inc.’s Form S-1 (File No. 333-32375) filed with the Securities and Exchange Commission on July 30, 1997, as amended.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form 10-K filed with the Securities and Exchange Commission on July 1, 2002, as amended.