Form 10-Q/A
period 2002-12-31
GENESIS MICROCHIP INC /DE
filed 2003-05-30
CIK 1161396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

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

FORM 10-Q/A

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

Acquisitions completed by Genesis during the year ended March 31, 2002 were accounted for in accordance with SFAS 142, which was adopted by Genesis effective April 1, 2002. Genesis performed a transitional goodwill impairment test on that date which indicated no impairment, given that the acquisitions of Sage, Inc. and VM Labs, Inc. had been recently completed. Genesis will perform the required SFAS 142 impairment tests during the fourth quarter of each fiscal year as required by SFAS 142. There can be no assurance that future goodwill impairment tests will not result in a charge to net income (loss).

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

This Quarterly Report on Form 10-Q/A contains numerous statements of a forward-looking nature relating to potential future events or to our future financial performance. The forward-looking statements are the company’s targets, not predictions of actual performance. You should consider the various factors identified under the caption “Factors that may affect future operating results” in evaluating those statements.

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

Others may bring infringement claims against us that could be time-consuming and expensive to defend

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. This litigation is widespread in the high-technology industry and is particularly prevalent in the semiconductor industry, where a number of companies aggressively use their patent portfolios by bringing numerous infringement claims. In addition, in recent years, there has been an increase in the filing of so-called “nuisance suits” alleging infringement of intellectual property rights, which pressure defendants into entering settlement arrangements to quickly dispose of such suits, regardless of their merits. We may become a party to litigation in the future to protect our intellectual property or as a result of an alleged infringement of others’ intellectual property. For example, we have been subject to litigation brought against us by Silicon Image, Inc. as described in Item 1 of Part II of this Form 10-Q/A.

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

Our disclosure controls and procedures provide our Chief Executive Officer and our Chief Financial Officer reasonable assurances that our disclosure controls and procedures will achieve their objectives. However, company management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all human error. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance that all control issues and instances of error, if any, within our company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions.

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

SIGNATURE

Our authorized representative has signed this amended report on our behalf as required by the Securities Exchange Act of 1934.

GENESIS MICROCHIP INC.

By:	/s/ Eric Erdman
Eric Erdman Chief Financial Officer & Secretary

(Authorized Officer & Principal Financial Officer)

Date:    May 29, 2003

CERTIFICATIONS

Genesis Microchip Inc.

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, James E. Donegan, Chief Executive Officer of Genesis Microchip Inc., certify that:

1.	I have reviewed this amended quarterly report on Form 10-Q/A of Genesis Microchip Inc.;

2.	Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended quarterly report was being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended quarterly report (the “Evaluation Date”); and

c)	presented in this amended quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this amended quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 29, 2003	By:	/s/ JAMES E. DONEGAN
James E. Donegan Chief Executive Officer

Genesis Microchip Inc.

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Eric Erdman, Chief Financial Officer of Genesis Microchip Inc., certify that:

1.	I have reviewed this amended quarterly report on Form 10-Q/A of Genesis Microchip Inc.;

2.	Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended quarterly report (the “Evaluation Date”); and

c)	presented in this amended quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this amended quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 29, 2003	By:	/s/ ERIC ERDMAN
Eric Erdman Chief Financial Officer and Secretary