Form 10-K
period 2003-03-31
GENESIS MICROCHIP INC /DE
filed 2003-06-20
CIK 1161396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2003

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

Common shares, $0.001 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of shares of common stock held by non-affiliates at September 30, 2002 was $236,441,165, based on the last reported sale price of our common stock on The Nasdaq National Market on that date of $7.67 per share. We had 31,259,621 shares of common stock outstanding at September 30, 2002.

We had 31,276,061 shares of common stock outstanding at May 21, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Part II, Item 7 incorporates by reference information from the Form S-4 filed by Pixelworks, Inc. with the Securities and Exchange Commission on April 18, 2003, as amended through the date of the filing of this report, a copy of which information is attached as an exhibit to this report. Part III incorporates by reference information from the Proxy Statement for the Registrant’s 2003 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended March 31, 2003.

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

Internet Site

Our Internet address is www.genesis-microchip.com. We make publicly available free of charge on our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

PART I

Item 1. Business:

Overview

We design, develop and market integrated circuits that receive and process digital video and graphic images. Our integrated circuits are typically located inside a display device and process incoming images for viewing on that display. We are currently targeting flat-panel computer monitor, flat-panel television and progressive scan cathode ray tube, or CRT, television applications and other potential high-volume applications.

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

We began business as a Canadian company in 1987, and changed our domicile to become a Delaware corporation in February 2002. Until 1999 we were focused primarily on developing digital image processing technologies. In May 1999 we acquired a private U.S. corporation, Paradise Electronics, Inc., which, in addition to developing digital image processing technologies, was developing analog and mixed signal communications technologies. We have now combined analog and mixed signal technologies with digital image processing technologies into more comprehensive semiconductor solutions.

In February 2002, we acquired a public U.S. corporation, Sage, Inc. In addition to bringing additional image processing and mixed signal technologies to address the flat panel monitor market, Sage was developing significant expertise in technologies addressing other emerging display applications. In March 2002 we acquired the technology assets of VM Labs, Inc. Those technologies include digital video decoding and audio technologies. We believe that these recent acquisitions will improve our product offerings into the flat panel monitor market and improve our ability to diversify our business into other emerging display markets, such as flat-panel television and progressive-scan CRT television markets and other potential mass markets.

On March 17, 2003, we entered into an Agreement and Plan of Merger with Pixelworks, Inc., an Oregon corporation, and Display Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Pixelworks. Pursuant to the Agreement, and subject to its terms and conditions, Display Acquisition Corporation will be merged with and into Genesis with Genesis continuing as the surviving corporation and as a wholly owned subsidiary of Pixelworks. As a result of the merger, each issued and outstanding share of Genesis common stock, par value $0.001 per share, will be automatically converted into the right to receive 2.3366 validly issued, fully paid and nonassessable shares of common stock, par value $0.001 per share, of Pixelworks. The consummation of the merger is subject to the approval of the stockholders of Genesis and Pixelworks, receipt of necessary approvals under United States and applicable foreign antitrust laws, SEC clearance and other customary closing conditions. The merger is intended to be a tax-free reorganization under the Internal Revenue Code of 1986, as amended. All of the directors of Genesis who were directors on March 17, 2003 have entered into voting agreements with Pixelworks obligating them to vote in favor of adoption of the Agreement.

We operate through subsidiaries and offices in the United States, Canada, China, India, Japan, South Korea, and Taiwan. Our business is conducted globally, with the majority of our suppliers and customers located in China, Japan, South Korea and Taiwan. For a geographical breakdown of our revenues and long-lived assets, see note 17 to our consolidated financial statements included in Item 8 of this report.

Markets and applications

Our targeted applications include the following:

•	Flat Panel Computer Monitors. Flat panel computer monitors using liquid crystal displays, or LCDs, are increasingly replacing monitors that use CRTs. For the year ended March 31, 2003, the flat panel computer monitor market represented 84% of our total revenues. Companies whose flat panel computer monitors incorporate our products include BenQ, Dell, Fujitsu, Gateway, Hewlett-Packard, IBM, Legend, NEC, Philips, Samsung, Sony, ViewSonic and many other leading brands.

•	Consumer Digital Television. We are leveraging our technologies and continue to produce products for consumer digital television applications. These potential applications include home theater, DVD, flat panel and digital television and HDTV. We have secured a number of design wins with leading manufacturers for these applications.

Products

The following table shows our principal integrated circuit product families at March 31, 2003:

Product Family	Description	Markets	Product Features
FLI22xx/FLI23xx	Video format conversion and image enhancement processors	CRT TV, flat panel TV, DVD player, video projectors	Motion adaptive de-interlacing; film mode control; noise reduction; image enhancement

gm15xx/gm16xx	Graphics/TV video processors for SXGA-WUXGA resolutions	Flat panel monitors, flat panel TV, video projectors	Integrated analog-to-digital converters; image scaling; advanced color controls; advanced OSD controller; LCD panel timing controller; motion adaptive de-interlacing; film mode control; picture in picture controller

gm21xx	Integrated analog LCD monitor controllers (for XGA and SXGA-resolution monitors)	LCD monitors and other fixed-resolution pixelated displays	Integrated analog-to-digital converters; image scaling; advanced color controls; advanced OSD controller; LCD panel timing controller (select models)

gm31xx	DVI interface LCD monitor controllers for XGA and SXGA resolutions	LCD monitors and other fixed-resolution pixelated displays	Integrated DVI receiver; image scaling; advanced color controls; advanced OSD controller; LCD panel timing controller (select models)

gm50xx	Dual interface analog and DVI LCD monitor controllers (for XGA to UXGA resolutions)	Multi-synchronous LCD monitors and other fixed-resolution pixelated displays	Integrated DVI receiver; analog-to-digital converter; image scaler; “RealColor” color adjustment technology; advanced OSD controller

gm51xx	Dual interface Analog and DVI LCD monitor controllers (for XGA and SXGA-resolution monitors)	LCD monitors and other fixed-resolution pixelated displays	Integrated DVI receiver; analog-to-digital converters; Image scaling; advanced color controls; advanced OSD controller; LCD panel timing controller (select models)

gm60xx	Digital TV video processors	CRT TV, Flat panel TV, Video projectors	Motion adaptive de-interlacing; film mode control; picture-in-picture controller

gm7030	Digital CRT interface controller	Digital CRT displays	Integrated DVI interface; analog to digital converters; High-Bandwidth Digital Content Protection (HDCP); color controls; image format conversion; digital to analog converter

gmZANx	Analog interface LCD monitor controllers (for XGA-resolution monitors)	LCD monitors and other fixed-resolution pixelated displays	Integrated analog-to-digital converter; Image scaler; OSD controller

JagASM Jag200	Analog and digital interface LCD monitor controllers (for SXGA to UXGA-resolution monitors)	Multi-synchronous LCD monitors and other fixed-resolution pixelated displays	Integrated analog-to-digital converter (JagASM); Image scaler; picture in picture controller; Advanced OSD controller

Research and development

Our research and development efforts are performed within the following specialized groups:

•	Algorithm Development Group: focuses on developing high-quality image processing technologies and their implementation in silicon.

•	Product Development Group: focuses on developing standard semiconductor components to service our monitor and computer OEM customers and providing them with a complete turnkey solution, which reduces their time to market. In addition we develop semiconductor components to serve customers who are designing products for new market applications, such as flat-panel television and progressive scan CRT television markets and other potential mass markets.

•	Applications Engineering Group: produces evaluation boards and reference designs for both LCD monitors and LCD television applications that facilitate the integration of our products into the end products manufactured by our customers.

•	Software Engineering Group: develops the software environment required for our products to work within target systems. Software is now embedded in many of our products. The other major role of software engineering is tool development. We provide sophisticated software tools to help our customers develop their applications and customize their software to improve the productivity of those engineers involved in the process of getting their products into production.

As of March 31, 2003, we had 185 full-time employees engaged in research and development. Expenditures for research and development, including non-cash stock-based compensation, were $38.1 million for the year ended March 31, 2003, $21.8 million for the year ended March 31, 2002 and $17.4 million for the year ended March 31, 2001.

Customers, sales and marketing

We sell and market our products directly to customers, through regional sales representatives and through distributors. Our sales and marketing personnel work closely with customers, industry leaders, sales representatives and our distributors to define features, performance, price and market timing of new products. In China, South Korea and Taiwan we sell our products through our local sales and technical support office. In North America we sell through technically trained sales representatives and distributors. In Europe, we sell our products through distributors. In Japan, we sell our products through both technically trained sales representatives and through distributors. Regardless of the sales channels used, we provide technical support and design assistance directly to our customers. We focus on developing long-term customer relationships with both system manufacturers and equipment manufacturers.

We provide direct service and support to our customers through our offices in the United States, Canada, Japan, South Korea, China and Taiwan. Our sales representatives and our distributors also provide ongoing support and service on our behalf. We provide customer support through both on-site customer service and through remote support from our various facilities. We generally provide a one-year warranty for our integrated circuit products.

Our revenues are derived primarily from sales of our semiconductor components into the flat panel monitor market. For the year ended March 31, 2003, 84% of our revenues came from this market. As a result, we derive a substantial portion of our revenues from a limited number of products. For the year ended March 31, 2003, our gm5020 dual interface product contributed 26% of our revenues and our top five products contributed 52% of our total revenues.

Our sales are also derived from a limited number of customers, with our largest five customers accounting for 55% of total revenues in fiscal 2003, 53% of total revenues in fiscal 2002 and 31% of total revenues in fiscal 2001.

For the year ended March 31, 2003, two customers, Samsung Electronics Co. and LG Electronics, Inc. each accounted for more than 10% of our total revenues. For the year ended March 31, 2002, two customers, Samsung Electronics Co. and Top Victory Electronics Co., each accounted for more than 10% of our total revenues. For the year ended March 31, 2001, no customer accounted for more than 10% of our total revenues. At March 31, 2003, four customers each represented more than 10% of accounts receivable trade. At March 31, 2002, no customer represented more than 10% of accounts receivable trade. The loss of any significant customer could have a material adverse impact on our business.

We sell our products primarily outside of the United States. For the year ended March 31, 2003, 86% of our revenues were from sales to China, Japan, South Korea and Taiwan, and 7% of our revenues were from customers in the United States.

Additional information on the concentration of our revenues by geography, customers and markets can be found in note 17 to our consolidated financial statements included in Item 8 of this report.

As of March 31, 2003, our sales and marketing force totaled 129 people. This included 46 field applications engineers whose role is to create reference designs and assist our customers to incorporate our integrated circuits into their products.

Manufacturing

Third parties with state-of-the-art fabrication equipment and technology manufacture our products. This approach enables us to focus on product design and development, minimizes capital expenditures and provides us with access to advanced manufacturing facilities. Most of our products use silicon wafers manufactured by Taiwan Semiconductor Manufacturing Corporation, with whom we have a fixed-term sole source arrangement. Currently, our products are being fabricated, assembled or tested by Advanced Semiconductor Engineering, International Semiconductor Engineering Labs, Siliconware Precision Industries Ltd., ST Microelectronics, Taiwan Semiconductor Manufacturing Corporation and United Microelectronics Corporation.

As semiconductor manufacturing technologies advance, manufacturers typically retire their older manufacturing processes in favor of newer processes. When this occurs, the manufacturer generally provides notice to its customers of its intent to discontinue a process, and its customers will either retire the affected part or design a newer version of the part that can be manufactured on the more advanced process. Consequently, our products may become unavailable from their current manufacturers if the processes on which they are produced are discontinued. Our devices are produced using 0.25 or 0.18 micron technology and these geometries will likely be available for the next two to three years. We must manage the transition to new parts from existing parts. We have commitments from our suppliers to provide notice of any discontinuance of their manufacturing processes in order to assist us in managing these types of product transitions.

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

Intellectual property and licenses

We protect our technology through a combination of patents, copyrights, trade secret laws, trademark registrations, confidentiality procedures and licensing arrangements. We have over 140 United States and foreign patents with additional patent applications pending. In addition to the United States, we apply for and have been granted numerous patents in other jurisdictions, including Europe, Canada, Japan, Taiwan and South Korea. Our patents relate to various aspects of algorithms, product design or architectures. To supplement our proprietary technology, we also license several patents from third parties.

We have patents in the areas of scaling and format detection that are material to our monitor business that expire in 2017. We believe that our patents are enforceable and have significant value to our business. However, we do not believe that our patents prohibit third parties from competing with us, as other parties may be able to design competing products without relying on our patents. In addition, our ability to enforce our patents is subject to general litigation risks. In protecting our patents, we may need to litigate to assure our patents are not infringed. Litigation can be time-consuming and expensive, and there can be no assurance that we will be successful in any litigation we undertake. In addition, an unfavorable outcome in litigation could result in invalidation of the patents we assert.

Competition

The markets in which we operate are intensely competitive and are characterized by technological change, evolving industry standards and rapidly declining average selling prices. We face competition from both large companies and start-up companies, including Micronas AG, Macronix International Co., Ltd., Media Reality Technologies, Inc., Mstar Semiconductor, Inc., Philips Semiconductors, a division of Philips Electronics N.V., Pixelworks, Inc., Realtek Semiconductor Corp., Silicon Image, Inc., SmartASIC Inc., ST Microelectronics, Inc., Topro Technology Inc., Trident Microsystems, Inc. and Trumpion Microelectronics, Inc. We anticipate that as the markets for our products develop, our current customers may develop their own products and competition from diversified electronic and semiconductor companies will intensify. Some competitors are likely to include companies with greater financial and other resources than us. Increased competition could harm our business, by, for example, increasing pressure on our profit margins or causing us to lose customers.

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

Employees

As of March 31, 2003, we employed a total of 393 full-time employees, including 185 in research and development, 129 in sales and marketing, 36 in manufacturing operations and 43 in finance and administration. We employ a number of temporary and part-time employees and consultants on a contract basis. Our employees are not represented by a collective bargaining organization. We believe that relations with our employees are satisfactory.

Executive Officers

The following table lists the names and positions held by each of our executive officers as of June 16, 2003:

Name	Age	Position
James E. Donegan	57	Chairman, Chief Executive Officer and Director
Tzoyao Chan	50	Senior Vice President, Engineering
Eric Erdman	45	Chief Financial Officer, Secretary and Director
Anders Frisk	47	Chief Operating Officer
Ken Murray	52	Vice President, Human Resources
Matthew Ready	44	Senior Vice President, Sales
Mohammad Tafazzoli	43	Vice President, Operations

James E. Donegan has served as Chairman since June 21, 2002 and as Chief Executive Officer since June 26, 2002. He has served as a Director since September 1997. Mr. Donegan was the Chairman of the Board, President and Chief Executive Officer of Sipex Corporation, a semiconductor company, from 1985 until June 2002. Mr. Donegan holds a B.A. degree from Villanova University.

Tzoyao Chan joined Genesis in May 1999 as the result of the merger with Paradise Electronics. Before joining Paradise in 1997, Dr. Chan was Director of Engineering at Cirrus Logic. He has also held various engineering and management positions at leading chip-design companies including Bell Labs (now Lucent Technology), Intel Corp, LSI Logic, Chips & Technologies and S3. Dr. Chan holds a Ph.D. degree from the University of Arizona (Electrical Engineering).

Eric Erdman has served as Chief Financial Officer since March 2002 and previously held the position from December 1997 to February 2002. Mr. Erdman has served as Secretary since June 2002 and in the period from October 1995 to February 2002. Mr. Erdman became a Director on May 13, 2003 and previously served as a Director from October 1995 to September 1996. From March 2002 to June 2002 Mr. Erdman served as Assistant Secretary. Mr. Erdman joined Genesis in July 1995 as Director, Finance and Administration and served as Vice President, Finance and Administration from July 1996 to May 1999. Mr. Erdman holds a Bachelor of Mathematics degree from the University of Waterloo, and he is a member of the American Institute of Certified Public Accountants and of the Canadian Institute of Chartered Accountants.

Anders Frisk has been Chief Operating Officer since January 2003. He joined Genesis in March 2000 as Vice President, Marketing. Prior to then, he served as Director of Technology Planning with Nokia from February 1998 to March 2000, and as PC Architecture Manager with Fujitsu ICL Computers from April 1991 to January 1998. Mr. Frisk has served on the board of the Video Electronics Standards Association, or VESA, and chaired VESA’s Monitor Committee for four years. Mr. Frisk holds a Master’s degree in Electrical Engineering from Stockholm’s Royal Institute of Technology.

Ken Murray joined Genesis in August 2000 as Vice President, Human Resources. He served as Vice President, Human Resources at Chordiant Software from November 1999 to August 2000 and at NeoMagic Corp. from July 1997 to November 1999. Mr. Murray holds a B.S. degree in Business Administration from San Jose State University.

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

Item 2.    Properties:

We lease offices in Alviso and Sunnyvale, California; Thornhill, Ontario, Canada; Bangalore, India; Taipei, Taiwan; Seoul, South Korea; Shenzen, China; Suzhou, China; and Tokyo, Japan. We believe our existing facilities are adequate to meet our needs for the immediate future and that future growth can be accomplished by leasing additional or alternative space on commercially reasonable terms. Further information on our lease commitments can be found in note 16 to our consolidated financial statements included in Item 8 of this report.

Item 3.    Legal Proceedings:

On April 24, 2001, Silicon Image, Inc. (“Silicon Image”) filed a patent infringement lawsuit against Genesis in the United States District Court for the Eastern District of Virginia and simultaneously filed a complaint before the United States International Trade Commission (“ITC”) in Washington, D.C. The complaint and suit allege that certain Genesis products that contain digital receivers infringe various Silicon Image patent claims. Silicon Image is seeking an injunction to halt the sale, manufacture and use of Genesis’s DVI receiver products and unspecified monetary damages. On December 7, 2001 Silicon Image, Inc. formally moved to withdraw its complaint before the United States ITC and those proceedings have terminated. The case before the United States District Court for the Eastern District of Virginia is pending. Trial was set for January 2003, but the trial was taken off the calendar of the court in December 2002 and has not been rescheduled. Since January 2003, the parties have filed case dispositive motions, which were heard by the court in March 2003. Genesis is currently awaiting the court’s ruling on these motions, which ruling could result in dismissal of the case against Genesis on terms that may be favorable or unfavorable to Genesis, setting the case for trial and/or entry by the court of other orders which we cannot predict. Genesis believes it has meritorious defenses to Silicon Image’s claims. However, if this suit is resolved in favor of Silicon Image, both Genesis and its customers could suffer losses. Genesis has entered into agreements, and from time to time in the future, may enter into agreements, to indemnify and hold harmless certain of its customers for damages resulting from this or other litigation. We have made provision for costs associated with patent litigation in the year ended March 31, 2003 of $9,671,000. However, the future financial impact of this claim is not yet determinable and no other provision has been made in our consolidated financial statements for any future costs associated with this claim.

On March 14, 2002, Genesis filed a patent infringement lawsuit against Media Reality Technologies, Inc. (“MRT”), SmartASIC Inc., and Trumpion Microelectronics, Inc. (“Trumpion”) in the United States District Court for the Northern District of California. The complaint alleges that certain MRT and Trumpion products, which are sold as video/graphics display controllers, infringe various claims of a Genesis U.S. patent. This patent has also been issued in Japan and Korea and is pending in Taiwan. As part of this lawsuit, Genesis is seeking monetary damages and a permanent injunction that bars MRT and Trumpion from making, using, importing, offering to sell, or selling the allegedly infringing products in the United States. On September 17, 2002, Genesis filed a similar patent infringement complaint against the three companies in the United States International Trade Commission (“ITC”), as discussed below. Except for the counterclaims by MRT discussed below, the Northern District of California case has been stayed pending the outcome of the ITC action. On January 8, 2003, Genesis announced a settlement of its litigation against SmartASIC; the litigation with respect to the other defendants has not been settled. MRT has asserted counterclaims against Genesis, alleging trade secret misappropriation, interference with economic advantage, and unfair practices and competition. Genesis intends to vigorously defend against these claims. The future financial impact of these claims is not yet determinable and no provision has been made in our consolidated financial statements for any future costs associated with these claims.

On September 17, 2002, Genesis filed a patent infringement complaint against MRT, SmartASIC Inc., and Trumpion in the ITC. The Genesis legal action alleges that MRT’s Mascot series products, and Trumpion’s ZURAC and Zipro series products infringe on Genesis’s patented technology. Genesis is seeking an order from the ITC to exclude MRT and Trumpion’s products and other products containing MRT or Trumpion’s products from entry into the United States. On October 15, 2002, the ITC voted to institute an investigation into the complaint. On January 8, 2003, Genesis announced a settlement of its litigation against SmartASIC; the litigation with respect to the other defendants has not been settled. The future financial impact of these claims is not yet determinable and no provision has been made in our consolidated financial statements for any future costs associated with these claims.

On March 10, 2003, Genesis filed a second patent infringement complaint against MRT and Trumpion in the ITC. The Genesis legal action alleges that MRT’s Mascot series products, and Trumpion’s ZURAC and Zipro series products, infringe Genesis’s patented technology. Genesis is seeking an order from the ITC to exclude MRT and Trumpion’s products and other products containing MRT or Trumpion’s products from entry into the United States. On April 8, 2003, the ITC voted to institute an investigation into the complaint. On May 30, 2003, Genesis filed an amended complaint to add Mstar Semiconductor, Inc. (“Mstar”) as a respondent. The ITC has not yet voted to institute an investigation against Mstar. The future financial impact of these claims is not yet determinable and no provision has been made in our consolidated financial statements for any future costs associated with these claims.

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

Item 4.     Submission of Matters To a Vote of Security Holders:

None.

PART II

Item 5.     Market for Our Common Stock and Related Stockholder Matters:

Market information

Our common stock trades on the Nasdaq National Market under the symbol “GNSS.” We have not listed our stock on any other markets or exchanges. The following table shows the high and low closing prices for our common stock as reported by the Nasdaq National Market:

	High	Low
2001 Calendar year
First Quarter	$18.88	$9.31
Second Quarter	$37.40	$8.38
Third Quarter	$36.00	$19.70
Fourth Quarter	$69.81	$26.70
2002 Calendar year
First Quarter	$72.51	$23.49
Second Quarter	$28.40	$7.72
Third Quarter	$9.31	$5.64
Fourth Quarter	$21.41	$6.40
2003 Calendar year
First Quarter	$18.15	$10.49
Second Quarter (to June 16)	$19.02	$13.05

As of June 16, 2003, we had approximately 215 common stockholders of record and a substantially greater number of beneficial owners.

Dividend policy

We have never declared or paid dividends on our common stock. We intend to retain our earnings for use in our business and therefore we do not anticipate declaring or paying any cash dividends in the foreseeable future. In addition, our Agreement and Plan of Merger with Pixelworks, Inc. prohibits us from paying dividends on our common stock without the written consent of Pixelworks.

Item 6.    Selected Consolidated Financial Data:

Selected consolidated financial data for the last five fiscal years appears below (in thousands, except per share data):

	Year Ended March 31				Ten Months Ended March 31, 1999
	2003	2002	2001	2000
Statements of Operations Data:
Revenues	$194,325	$163,370	$63,627	$53,332	$37,738
Cost of revenues	119,410	89,287	32,416	17,021	14,062

Gross profit	74,915	74,083	31,211	36,311	23,676
Operating expenses:
Research and development	38,108	21,762	17,413	16,065	10,261
Selling, general and administrative	36,231	21,469	15,947	12,364	10,307
Amortization of acquired intangibles	10,627	1,032	—	—	—
Provision for costs associated with patent litigation	9,671	—	—	—	—
Restructuring	—	1,858	—	—	—
In-process research and development	—	4,700	—	—	—
Merger-related costs	—	—	—	3,455	—

Total operating expenses	94,637	50,821	33,360	31,844	20,568

Income (loss) from operations	(19,722)	23,262	(2,149)	4,427	3,108
Interest and other income, net	946	1,463	2,328	1,941	1,436

Income (loss) before income taxes	(18,766)	24,725	179	6,368	4,544
Provision for (recovery of) income taxes	(4,140)	6,729	(2,483)	360	(986)

Net income (loss)	$(14,636)	$17,996	$2,662	$6,008	$5,530

Earnings (loss) per share:
Basic	$(0.47)	$0.82	$0.14	$0.32	$0.31
Diluted	$(0.47)	$0.74	$0.13	$0.30	$0.29
Weighted average number of common shares outstanding:
Basic	31,248	22,025	19,406	18,756	18,027
Diluted	31,248	24,177	19,884	19,922	19,365

	March 31
	2003	2002	2001	2000	1999
Balance Sheets Data:
Cash and cash equivalents	$113,138	$106,564	$32,827	$42,942	$38,479
Working capital	131,931	139,633	53,190	50,661	50,131
Total assets	402,654	428,391	81,446	71,791	64,815
Total long-term liabilities, net of current portion	—	328	410	518	504
Stockholders’ equity	373,833	383,571	70,389	65,247	55,408

Results of operations for the fiscal years ended March 31, 2002 and March 31, 2003 include the financial impacts of the acquisitions of Sage, Inc. and the assets of VM Labs, Inc. from the dates they were acquired. Both acquisitions occurred in the fourth quarter of the fiscal year ended March 31, 2002, as described in Item 7 below.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Overview

We design, develop and market integrated circuits that receive and process digital video and graphic images. We also supply reference boards and designs that incorporate our proprietary integrated circuits. We are focused on developing and marketing image-processing solutions. We are currently targeting the flat panel computer monitor market and other potential mass markets. We market and sell our products through authorized distributors and directly to customers with the support of regional sales representatives. Average selling prices to distributors are typically less than average selling prices to direct customers. Average selling prices and product margins of our products are typically highest during the initial months following product introduction and decline over time and as volume increases.

We also sell finished systems primarily to the high-end video market under the Faroudja brand. These products are generally sold through retail channels.

We recognize revenue from product sales upon shipment, other than to distributors where we recognize revenue upon the distributor’s shipment to end customers. We comply with the revenue recognition guidance summarized in Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Reserves for sales returns and allowances are recorded at the time of shipment. To date we have not experienced any significant product returns.

We also earn revenues from leasing out portions of our premises that are not required for our own operations, and from license fees and royalties. To date these amounts have not been material.

We have limited ability to reschedule purchase orders to our suppliers and we have to place purchase orders for products before we receive purchase orders from our customers. This restricts our ability to react to fluctuations in demand for our products and exposes us to the risk of having either too much or not enough of a particular product. We regularly evaluate the carrying value of inventory held. For the year ended March 31, 2003, we recorded inventory provisions totaling $2.1 million (2002—$666,000). We have agreements with suppliers in Asia such that we are dependent on the suppliers’ manufacturing yields.

We earn investment tax credits under the provisions of the Income Tax Act (Canada) because we carry out qualifying research and development activities in Canada. These tax credits are earned at a rate of 20% of those qualifying expenditures. The tax credits earned may only be applied to reduce income taxes payable in Canada. We currently have losses and deductions available to reduce future years’ taxable income in both Canada and the United States. Most of these losses and deductions can be carried forward for periods in excess of seven years, and in some cases, indefinitely. Details of these losses and deductions can be found in note 14 to our consolidated financial statements, which are included in Item 8 of this report.

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

On March 22, 2002, we acquired substantially all of the assets of VM Labs, Inc., including all patents, trademarks and other intellectual property, for cash and the assumption of certain liabilities. The aggregate purchase price, including associated costs, was $14.2 million. We won a public auction of those assets that culminated in a federal Bankruptcy Court proceeding held on February 28, 2002. In connection with that acquisition, we hired former employees of VM Labs. Because the date of closing on the purchase of VM

Labs assets was late in our 2002 fiscal year, that acquisition had a negligible impact on our fiscal 2002 results of operations.

We accounted for the acquisitions of Sage and the assets of VM Labs using the purchase method of accounting. Those acquisitions gave rise to several expenses in fiscal 2002 and subsequent periods that were not present in prior years, including in-process research and development costs, restructuring expenses and the amortization of acquired intangibles. For example, we recorded a $4.7 million charge for in-process research and development in fiscal 2002 related to the Sage acquisition and we have recorded amortization of acquired intangible assets of $10.6 million in fiscal 2003 and $1.0 million in fiscal 2002. In addition, costs resulting from the acquisition of Sage related to the amortization of deferred stock compensation are included in research and development and in selling, general and administrative expenses. Amortization of deferred stock-based compensation totaled $6.8 million in fiscal 2003 and $850,000 in fiscal 2002. We expect that there will be ongoing amortization expense for acquired intangibles and deferred stock-based compensation in future years. Further details on these amounts can be found in note 4 to our consolidated financial statements included in Item 8 of this report.

On January 8, 2003, we entered into a settlement agreement with SmartASIC Technology, Inc. with respect to patent infringement complaints filed by us against SmartASIC in the U.S. International Trade Commission and the Federal District Court of the Northern District of California. The settlement agreement allows SmartASIC to make limited use of our patented technology as part of our cooperative relationship. The settlement agreement does not affect ongoing patent infringement complaints we have filed against other companies.

On March 17, 2003, we entered into an Agreement and Plan of Merger with Pixelworks, Inc., an Oregon corporation, and Display Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Pixelworks. Pursuant to the Agreement, and subject to its terms and conditions, Display will be merged with and into Genesis with Genesis continuing as the surviving corporation and as a wholly owned subsidiary of Pixelworks. As a result of the merger, each issued and outstanding share of Genesis common stock, par value $0.001 per share, will be automatically converted into the right to receive 2.3366 validly issued, fully paid and nonassessable shares of common stock, par value $0.001 per share, of Pixelworks. The consummation of the merger is subject to the approval of the stockholders of Genesis and Pixelworks, receipt of necessary approvals under United States and applicable foreign antitrust laws, SEC clearance and other customary closing conditions. The merger is intended to be a tax-free reorganization under the Internal Revenue Code of 1986, as amended. All of the directors of Genesis who were directors on March 17, 2003 have entered into voting agreements with Pixelworks obligating them to vote in favor of adoption of the Agreement.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

•	We record estimated reductions to revenue for customer returns and warranty claims based on historical experience. If actual customer returns or warranty claims increase as a result of future product introductions or changes in product quality, we may be required to recognize additional reductions to revenue.

•	We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	We provide for valuation reserves against our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those we project, additional inventory valuation reserves may be required.

•	We hold minority equity interests in other companies. We may record an investment impairment charge if we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or our inability to recover the carrying value of the investments that may be less than an investment’s current carrying value, possibly requiring an impairment charge in the future.

•	We provide for costs associated for patent litigation when we believe we have a reasonable basis for estimating those costs. If actual costs associated with patent litigation differ from our estimates, we may be required to recognize additional costs.

•	We perform impairment tests on the carrying value of intangible assets and goodwill. These tests are based on numerous assumptions as to potential future results of our business that we consider to be reasonable at the time those assumptions are made. If any of these assumptions later prove to be incorrect or if we change our assessment as to their reasonability because of changing business conditions, we may record an impairment charge.

•	From time to time, we incur costs related to potential merger activities. When we assess that we will be the acquirer for accounting purposes in such transactions and we expect to complete the transaction, direct costs associated with the acquisition are deferred and form part of the final purchase price. In the event these assessments change, any such deferred costs would be expensed. Costs associated with other merger activities are expensed as incurred.

Results of operations

The following table shows the percentage of total revenues represented by each category of cost or expense in our consolidated statements of operations for the years indicated:

	Year Ended March 31,
	2003	2002	2001
Revenues	100.0%	100.0%	100.0%
Cost of revenues	61.4	54.7	50.9

Gross profit	38.6	45.3	49.1
Operating expenses:
Research and development	19.6	13.3	27.4
Selling, general and administrative	18.6	13.1	25.1
Amortization of acquired intangibles	5.5	0.6	—
Provision for costs associated with patent litigation	5.0	—	—
Restructuring	—	1.2	—
In-process research and development	—	2.9	—

Total operating expenses	48.7	31.1	52.5

Income (loss) from operations	(10.1)	14.2	(3.4)
Interest and other income, net	0.5	0.9	3.7

Income (loss) before income taxes	(9.6)	15.1	0.3
Provision for (recovery of) income taxes	(2.1)	4.1	(3.9)

Net income (loss)	(7.5)%	11.0%	4.2%

Total Revenues.    Total revenues for the year ended March 31, 2003 increased by $30.9 million to $194.3 million from total revenues of $163.4 million in the year ended March 31, 2002, an increase of 19%. Total revenues for the year ended March 31, 2002 increased by $99.8 million, or 157%, from total revenues of $63.6 million for the year ended March 31, 2001. The increase in total revenues over the last two fiscal years is primarily because of increased demand for our products in the flat panel monitor market. Revenues of Sage, Inc. are included in our total revenues from the date of acquisition, February 19, 2002. Those revenues amounted to $8.3 million of the increase in total revenues for the year ended March 31, 2002.

Revenues from the flat panel monitor market increased to $163.2 million or 84% of total revenues in the year ended March 31, 2003 from $145.0 million or 89% of total revenues in the year ended March 31, 2002, and from $45.9 million, or 72%, of total revenues in the year ended March 31, 2001. These increases were a result of increased unit shipments into that market, partially offset by declining average selling prices. In fiscal 2003 our unit shipments increased 55% and our average selling prices declined 28% compared to fiscal 2002. In fiscal 2002, our unit shipments increased 311% and our average selling prices declined 23% compared to fiscal 2001.

The overall year-to-year growth of unit sales of flat panel monitors is attributable to decreases in their retail selling prices. This decline was primarily a result of reductions in the cost of LCD panels, which are the most expensive components used in flat panel monitors, resulting from additional manufacturing capacity and improved manufacturing yields for LCD panels. In fiscal 2003 and 2002, retail prices of flat panel computer monitors continued to decline due to competitive pressures, among other factors, increasing overall demand for flat panel computer monitors, however this trend was not uniform throughout those years. There were shortages of LCD panels in part of calendar 2002, which in turn caused significant increases in LCD panel costs and flat panel monitors before additional supply became available later in the 2002 calendar year.

Revenue from other markets increased to $31.1 million in the year ended March 31, 2003, from $18.4 million in the year ended March 31, 2002 and from $17.7 million in the year ended March 31, 2001. Increases in revenue in these markets in fiscal 2003 are primarily attributable to our acquisition of Sage, Inc. in February 2002.

Gross Profit.    Gross profit for the year ended March 31, 2003 increased to $74.9 million from $74.1 million in the year ended March 31, 2002, and from $31.2 million in the year ended March 31, 2001. Gross profit represented 38.6% of total revenues in the 2003 fiscal year, 45.3% of total revenues in the 2002 fiscal year and 49.1% of total revenues in the 2001 fiscal year. The decrease in gross profit percentage in fiscal 2003 and fiscal 2002 was primarily due to our average selling prices declining faster than our average manufacturing costs in those years. The decrease in gross profit percentage in the fiscal 2001 year was primarily attributable to costs incurred in the fourth quarter of the 2001 fiscal year. These costs, which totaled $5.5 million in that year, included costs attributable to the write down of our prior-generation products and initial low manufacturing yield associated with the line buffer sections in one of our products. $1.3 million of these costs related to the write down of inventory on hand at March 31, 2001. Excluding these costs, our gross margin would have been 57.7% in fiscal 2001.

Research and Development.    Research and development expenses include costs associated with research and development personnel, development tools and prototyping costs. Research and development expenses for the year ended March 31, 2003 increased to $38.1 million from $21.8 million in the year ended March 31, 2002 and from $17.4 million in the year ended March 31, 2001. These expenses represented 19.6% of total revenues in the 2003 fiscal year, 13.3% of total revenues in the 2002 fiscal year and 27.4% of total revenues in fiscal 2001. The increase in absolute dollars in each year reflects greater personnel costs associated with an expansion in our research and development activities, increased prototype and pre-production expenses of new products. In particular, the increase in expenses in fiscal 2003 and to a lesser extent in fiscal 2002 result from increased research and development activities following our acquisition of Sage, including an increase in non-cash stock-based compensation charges. These charges amounted to $5.4 million in fiscal 2003 and $510,000 in fiscal 2002. The increase in expenses as a percentage of total revenues in fiscal 2003 resulted from the faster rate of growth in research and development expenses compared to growth in total revenues.

Selling, General and Administrative.    Selling, general and administrative expenses consist of personnel, commissions and related overhead costs for selling, marketing, customer support, finance, human resources and general management functions. Selling, general and administrative expenses were $36.2 million in the year ended March 31, 2003, $21.5 million in the year ended March 31, 2002, and $15.9 million in the year ended March 31, 2001. These expenses represented 18.6% of total revenues in the 2003 fiscal year, 13.1% of total revenues in the 2002 fiscal year and 25.1% of total revenues in the 2001 fiscal year. The dollar increase in selling, general and administrative expenses reflects increased personnel costs related to increased selling, administrative and customer support activities and increased commissions associated with higher sales volumes, as well as an increase in non-cash stock-based compensation charges arising from the acquisition of Sage of $1.4 million in fiscal 2003 and $460,000 in fiscal 2002. In addition, in fiscal 2001 we incurred $0.9 million in costs of employee terminations and for professional fees and expenses associated with strategic initiatives that we terminated due to economic and market conditions. Excluding those costs, selling, general and administrative costs in fiscal 2001 would have been 23.6% of total revenues.

Interest and Other Income, net.    Interest and other income in the year ended March 31, 2003 was $946,000, compared with $1.5 million in the year ended March 31, 2002 and $2.3 million in the year ended March 31, 2001. The decline in interest income resulted from the decline in prevailing interest rates, offset in part by holding increased cash balances. Future interest income will depend on the amount of funds available to invest and on future interest rates. In addition, we incurred imputed interest expense on our long-term lease liability that was assumed in connection with our acquisition of Sage in fiscal 2002. This expense amounted to $73,000 in fiscal 2002 and $592,000 in fiscal 2003. Because we settled the obligation in the fourth quarter of fiscal 2003, we do not expect to incur this expense in the future.

Provision for (Recovery of) Income Taxes.    Our tax provision is a combination of taxes on income offset by the research and development tax credits earned in Canada and the United States. Future income tax provisions will depend on our effective tax rates and the distribution of taxable income between taxation jurisdictions, the amount of research and development performed in Canada, and the likelihood of being able to utilize available tax credits or losses.

Quarterly results of operations

The following table shows our unaudited quarterly statement of operations data for the most recent eight quarters reported. This unaudited data has been prepared on the same basis as our audited consolidated financial statements that are included in Item 8 of this report, and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such information for the periods presented. The statement of operations data should be read in conjunction with our consolidated financial statements and their related notes. Amounts in this table are in thousands, except per share data.

	Mar. 2003	Dec. 2002	Sep. 2002	Jun. 2002	Mar. 2002	Dec. 2001	Sep. 2001	Jun. 2001
Revenues	$54,780	$51,682	$46,304	$41,559	$56,104	$49,823	$36,137	$21,306
Cost of revenues	31,127	32,623	30,169	25,491	31,268	27,109	19,465	11,445

Gross profit	23,653	19,059	16,135	16,068	24,836	22,714	16,672	9,861
Operating expenses:
Research and development	10,194	8,493	9,992	9,429	7,085	5,292	5,161	4,224
Selling, general and administrative	9,479	8,942	9,113	8,697	7,335	5,380	4,538	4,216
Amortization of acquired intangibles	2,654	2,654	2,654	2,665	1,032	—	—	—
Provision for costs associated with patent litigation	—	9,671	—	—	—	—	—	—
In-process research and development	—	—	—	—	4,700	—	—	—
Restructuring	—	—	—	—	1,858	—	—	—

Total operating expenses	22,327	29,760	21,759	20,791	22,010	10,672	9,699	8,440

Income (loss) from operations	1,326	(10,701)	(5,624)	(4,723)	2,826	12,042	6,973	1,421
Interest and other income, net	14	430	279	223	332	378	399	354

Income (loss) before income taxes	1,340	(10,271)	(5,345)	(4,500)	3,158	12,420	7,372	1,775
Provision for (recovery of) income taxes	321	(3,244)	(754)	(463)	3,494	2,317	740	178

Net income (loss)	$1,019	$(7,027)	$(4,591)	$(4,037)	$(336)	$10,103	$6,632	$1,597

Earnings (loss) per share:
Basic	$0.03	$(0.22)	$(0.15)	$(0.13)	$(0.01)	$0.47	$0.32	$0.08
Diluted	$0.03	$(0.22)	$(0.15)	$(0.13)	$(0.01)	$0.42	$0.29	$0.08
Weighted average number of common shares outstanding:
Basic	31,386	31,306	31,238	31,062	26,124	21,623	20,697	19,719
Diluted	32,815	31,306	31,238	31,062	26,124	23,798	22,617	21,244

Results of operations in fiscal 2003 and in the March 2002 quarter include the impacts of the acquisitions of Sage and the assets of VM Labs, both of which occurred in the March 2002 quarter and which were accounted for using the purchase method of accounting. Most of our revenues come from sales of semiconductors to manufacturers of flat panel computer monitors. In the June 2002 quarter, the price of LCD panels increased substantially which reduced demand for flat panel monitors and, in turn, for our products. Sales of semiconductor products to manufacturers of flat panel computer monitors is extremely price competitive. While we experienced significant increases in our unit volumes in the period June 2002 to March 2003, declines in average selling prices, or ASPs, to a large part offset revenue growth in that time period. Gross margins declined through the September 2002 quarter as a result of ASPs declining at a faster rate than reductions in average product costs. In the December 2002 and March 2003 quarters, ASPs declined at a lower rate than did product costs, resulting in improved gross margins.

Research and development expenses have varied from quarter to quarter primarily due to fluctuations in staff levels and the timing of non-recurring engineering charges related to new product development. In addition, since the March 2002 quarter, these expenses have increased as a result of greater staff levels, resulting from our acquisition of Sage and the hiring of former employees of VM Labs, and from costs to defend our intellectual property. Selling, general and administrative expenses have varied from quarter to quarter primarily due to increases in staffing levels for sales and customer support activities, and sales commissions. In addition, since the March 2002 quarter, we have had increases in these expenses as a result of increased staff levels resulting from our acquisition of Sage. Costs for amortization of acquired intangibles arose from the acquisition of Sage and the assets of VM Labs in the March 2002 quarter.

Our results of operations have fluctuated significantly in the past and may continue to fluctuate in the future as a result of a number of factors, many of which are beyond our control. These factors include those described under the caption “Risk Factors,” among others. Any one or more of these factors could result in our failure to achieve our expectations as to future operating results. Our expenditures for research and development, selling, general and administrative functions are based in part on future revenue projections. We may be unable to adjust spending in a timely manner in response to any unanticipated declines in revenues, which may have a material adverse effect on our business, financial condition and results of operations. We may be required to reduce our selling prices in response to competitive pressure or other factors, or to increase spending to pursue new market opportunities or to defend ourselves against lawsuits that may be brought against us. Any decline in average selling prices of a particular product that is not offset by a reduction in product costs, or by sales of other products with higher gross margins, would decrease our overall gross profit and adversely affect our business, financial condition and results of operations.

Period-to-period comparisons of our operating results should not be relied upon as an indication of future performance. It is likely that in some future period our operating results or business outlook will be below the expectations of securities analysts or investors, which would likely result in a significant reduction in the market price for our common shares.

Liquidity and capital resources

Cash and cash equivalents were $113.1 million at March 31, 2003, $106.6 million at March 31, 2002, and $32.8 million at March 31, 2001. Cash generated from operations was $16.3 million for the year ended March 31, 2003 and was $16.7 million for the year ended March 31, 2002. For the year ended March 31, 2001, cash used by operations was $10.1 million. The increase in cash flow from operations for fiscal 2003 and 2002 compared to the prior years was primarily the result of increased sales volume. The use of cash by operations in fiscal 2001 was largely the result of increased working capital balances, being principally increases in accounts receivable trade and inventory to support a growing sales volume. In the future we may require a larger inventory of products and increased levels of accounts receivable trade in order to support any expected growth in our business.

Net cash used in investing activities was $5.1 million in the year ended March 31, 2003 and net cash generated by investing activities was $19.4 million in the year ended March 31, 2002. Net cash used in investing activities was $2.3 million in the year ended March 31, 2001. In fiscal 2003, cash was used for the purchase of capital assets resulting from the continued expansion of our business through the development of new products that required additional design tools and for costs associated with our proposed merger with Pixelworks, Inc. The fiscal 2002 increase in net cash was primarily provided by the cash and short-term investments of $34.3 million acquired on the purchase of Sage, less the acquisition of the assets of VM Labs for cash of $13.6 million. In fiscal 2001, cash was used for the purchase of capital assets, including investments in leasehold improvements for our facilities in Alviso, California and Thornhill, Ontario. At March 31, 2003, we have no significant capital spending or purchase commitments other than purchase commitments made in the ordinary course of business and costs associated with our proposed merger with Pixelworks. We currently estimate that those transaction costs will total approximately $5.1 million, of which $2.5 million had been incurred to March 31, 2003.

Net cash used by financing activities was $4.6 million for the year ended March 31, 2003. Cash was used primarily for the repurchase of shares of our common stock for $3.1 million and the repayment of a long-term lease obligation for $7.3 million, offset by amounts received for the purchase of common shares under our stock purchase and stock option plans totaling $5.9 million. Net cash provided by financing activities for the year ended March 31, 2002 was $37.7 million, and $2.3 million for the year ended March 31, 2001. These consisted primarily of amounts received for the purchase of common shares under our stock purchase and stock option plans.

As of March 31, 2003, our principal financial commitments consisted of obligations outstanding under operating leases. These commitments include leases for two premises in the United States, located in Sunnyvale and Alviso, California, two locations in China and one location in each of Canada, India, Japan, South Korea and Taiwan. In addition we have obligations under operating leases for equipment.

The aggregate estimated annual payments required under our lease obligations by fiscal year, excluding any expected sub-lease income, are as follows, in thousands of dollars:

2004	$3,234
2005	2,819
2006	2,721
2007	2,376
2008	844
Thereafter	683

$12,677

Our lease agreements expire at various dates through 2009. Further information on lease obligations and commitments can be found in note 16 to our consolidated financial statements included in Item 8 of this report.

Since inception we have satisfied our liquidity needs primarily through the sales of equity securities. We believe that our existing cash balances together with any cash generated from our operations will be sufficient to meet our capital requirements on a short-term basis.

On a long-term basis, we may be required to raise additional capital to fund investments in operating assets such as accounts receivable or inventory to assist in the growth of our business, or for capital assets such as land, buildings or equipment. Because we do not have our own semiconductor manufacturing facility, we may be required to make deposits to secure supply in the event there is a shortage of manufacturing capacity in the future. Although we currently have no plans to raise additional funds for such uses, we could be required or could elect to seek to raise additional capital in the future. In addition, from time to time we evaluate acquisitions of businesses, products or technologies that complement our business. Any such transactions, if consummated, may use a portion of our working capital or require the issuance of equity securities that may result in further dilution to our existing stockholders.

RISK FACTORS

A number of our statements in this Form 10-K, including those concerning our anticipated revenues, gross profit margins, amortization of intangibles and stock-based compensation, liquidity and business strategy, are forward looking and subject to various known and unknown risks and uncertainties. You should carefully consider the risks described below, elsewhere in this report and in the documents that we have incorporated by reference into this report.

For risks associated with our proposed merger with Pixelworks, Inc., please see the section entitled “Risk Factors” of the Registration Statement on Form S-4 filed by Pixelworks, Inc. with the Securities and Exchange Commission on April 18, 2003, as amended. A copy of those risk factors is attached to this report as an exhibit and incorporated herein by reference.

Factors that may affect future operating results

The following factors may have a harmful impact on our business:

Our success will depend on the growth of the flat panel computer monitor market and other electronics markets

Our ability to generate increased revenues will depend on the growth of the flat panel computer monitor market. Our continued growth will also depend upon emerging markets for consumer electronics markets such as home theater, flat panel and digital television, and HDTV. The potential size of these markets and the timing of their development are uncertain and will depend in particular upon:

•	A significant reduction in the costs of products in the respective markets,

•	The availability, at a reasonable price, of components required by such products, (such as LCD panels), and

•	The emergence of competing technologies.

For the year ended March 31, 2003, 84% of our revenues were derived from sales to customers in the flat panel computer monitor market. This and other potential markets may not develop as expected, which would harm our business.

A large percentage of our revenues come from sales to a small number of customers

The markets for our products are highly concentrated. Our sales are derived from a limited number of customers. Sales to our largest five customers accounted for 55% of our revenues, and for our largest customer 26%, for the year ended March 31, 2003. We expect that a small number of customers will continue to account for a large amount of our revenues. All of our sales are made on the basis of purchase orders rather than long-term agreements so that any customer could cease purchasing products at any time without penalty. The decision by any large customer to decrease or cease using our products could harm our business.

The sales of our products are highly concentrated and our products may not continue to be accepted in the flat panel computer monitor market and other emerging markets

Our sales are derived from a limited number of products. Sales of our top five products accounted for 52% of our revenues for the year ended March 31, 2003. We expect that a small number of products will continue to account for a large amount of our revenues.

Our success in the flat panel computer monitor market, as well as the markets for home theater, DVD, flat panel and digital television, and HDTV will depend upon the extent to which manufacturers of those products incorporate our integrated circuits into their products. Our ability to sell products into these markets will depend upon demand for the functionality provided by our products and their pricing. We typically need to determine the functionality of our products and to complete their design in advance of our customers completing the designs of their products. As a result, we may not be able to react to changes in our customers’ desired functionality in a timely manner.

The failure of our products to be accepted in the flat panel computer monitor market in particular would harm our business.

We must develop new products and enhance our existing products to react to rapid technological change

We must develop new products and enhance our existing products with improved technologies to meet rapidly evolving customer requirements and industry standards. We need to design products for customers that continually require higher functionality at lower costs. This requires us to continue to add features to our products and to include all of these features on a single chip. The development process for these advancements is lengthy and will require us to accurately anticipate technological innovations and market trends. Developing and enhancing these products is time-consuming, costly and complex. There is a risk that these developments and enhancements will be late, fail to meet customer or market specifications, and will not be competitive with other products using alternative technologies that offer comparable functionality. We may be unable to successfully develop new products or product enhancements. Any new products or product enhancements may not be accepted in new or existing markets. If we fail to develop and introduce new products or product enhancements, that failure will harm our business.

We face intense competition and may not be able to compete effectively

The markets in which we operate are intensely competitive and are characterized by technological change, evolving industry standards and rapidly declining average selling prices. We compete with both large companies and start-up companies, including Micronas AG, Macronix International Co., Ltd., Media Reality Technologies, Inc., Mstar Semiconductor, Inc., Philips Semiconductors, a division of Philips Electronics N.V., Pixelworks, Inc., Realtek Semiconductor Corp., Silicon Image, Inc., SmartASIC Inc., ST Microelectronics, Inc., Topro Technology Inc., Trident Microsystems, Inc. and Trumpion Microelectronics, Inc. We anticipate that as the markets for our products develop, our current customers may develop their own products and competition from diversified electronic and semiconductor companies will intensify. Some competitors are likely to include companies with greater financial and other resources than us. Increased competition could harm our business, by, for example, increasing pressure on our profit margins or causing us to lose customers.

Our future operating results are highly dependent upon how well we manage our business

Our future operating results will depend in large part on how well we manage our business, including our ability to:

•	Develop profitable products and meet milestones by accurately forecasting revenues and costs and allocating resources effectively,

•	Develop strategies to protect our brands and to realize their potential value,

•	Manage our inventory levels by accurately predicting sales volumes,

•	Maximize our gross margins by negotiating favorable yet competitive prices with customers, and by leveraging volume to reduce costs with our suppliers,

•	Develop effective selling tools, and

•	Monitor and manage expenses.

Any failure by us to effectively manage our business could have a material adverse effect on our results of operations.

We may be unable to adequately protect our intellectual property. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as non-disclosure agreements and other methods to protect our proprietary technologies

We have been issued patents and have pending United States and foreign patent applications. However, we cannot assure you that any patent will be issued as a result of any applications or, if issued, that any claims allowed will be sufficiently broad to protect our technology. It may be possible for a third party to copy or otherwise obtain and use our products, or technology without authorization, develop similar technology independently or design around our patents. Effective copyright, trademark and trade secret protection may be unavailable or limited in foreign countries. In addition, it is possible that existing or future patents may be challenged, invalidated or circumvented. In particular, we have brought patent infringement suits against third parties. An unfavorable outcome in these suits could result in invalidation of the patents we assert in these suits.

Intellectual property infringement suits brought against us may significantly harm our business

We are currently defending claims brought against us by Silicon Image, Inc., which allege that certain of our products that contain digital receivers infringe various Silicon Image patent claims. The case is pending before the United States District Court for the Eastern District of Virginia. Silicon Image, Inc. is seeking an injunction to halt the sale, manufacture and use of our DVI receiver products and unspecified monetary damages. Trial was set for January 2003, but the trial was taken off the calendar of the court in December 2002 and has not been rescheduled. Since January 2003, the parties have filed case dispositive motions, which were heard by the court in March 2003. We are currently awaiting the court’s ruling on these motions, which ruling could result in dismissal of the case against us on terms that may be favorable or unfavorable to us, setting the case for trial and/or entry by the court of other orders which we cannot predict. We believe that we have meritorious defenses to Silicon Image’s claims. However, this or any future lawsuits could subject us to a permanent injunction preventing us from selling selected products or incurring significant monetary damages. Based on our revenue for the year ended March 31, 2003, approximately 42% of our revenues could be impacted by this patent litigation.

We may become subject to additional intellectual property litigation in the future. In addition, intellectual property lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Intellectual property litigation also could force us to do one or more of the following:

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

We may become subject to judgments for securities class action suits

We are a defendant in a securities class action suit. We believe that we have meritorious defenses to the claims in the securities class action suit as well as adequate insurance coverage to cover any likely unfavorable outcome. However, this or any future securities class action suit could subject us to judgments in excess of our insurance coverage and could harm our business. In addition, this kind of lawsuit, regardless of its outcome, is likely to be time-consuming and expensive to resolve and may divert management time and resources.

The processes used to manufacture our semiconductor products are periodically retired

As semiconductor manufacturing technologies advance, manufacturers typically retire their older manufacturing processes in favor of newer processes. When this occurs, the manufacturer generally provides notice to its customers of its intent to discontinue a process, and its customers will either retire the affected part or design a newer version of the part that can be manufactured on the more advanced process. Consequently, our products may become unavailable from their current manufacturers if the processes on which they are produced are discontinued. Our devices are mainly 0.25 and 0.18 micron technology and these geometries will likely be available for the next two to three years. We must manage the transition to new parts from existing parts. We have commitments from our suppliers to provide notice of any discontinuance of their manufacturing processes in order to assist us in managing these types of product transitions.

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

Our third-party wafer foundries, third-party assembly and test subcontractors and significant customers are located in an area susceptible to earthquakes

Most of our outside foundries, third-party assembly and test subcontractors are located in Taiwan, which is an area susceptible to earthquakes. In addition, some of our significant customers are located in Taiwan. Damage caused by earthquakes in Taiwan may result in shortages of water or electricity or cause transportation difficulties that could limit the production capacity of our outside foundries or the ability of our subcontractors to provide assembly and test services. Any reduction in production capacity or the ability to provide assembly and test services could cause delays or shortages in our product supply, which would harm our business. Foundries located in Taiwan were responsible for most of our semiconductor product revenue for the year ended March 31, 2003. Customers located in Taiwan were responsible for 17% of our revenue for the year ended March 31, 2003. If future earthquakes damage our customers’ facilities or equipment they could reduce their purchases of our products, which would harm our business. In addition, the operations of suppliers to our outside foundries and our Taiwanese customers could be disrupted by future earthquakes, which could in turn harm our business by resulting in shortages in our product supply or reduced purchases of our products.

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

A large percentage of our revenues will come from sales outside of the United States, which creates additional business risks

A large portion of our revenues will come from sales to customers outside of the United States, particularly to equipment manufacturers located in South Korea, China, Japan and Taiwan. For the year ended March 31, 2003, sales to regions outside of the United States represented 94% of revenues. For that same period, sales to South Korea alone constituted 40% of revenues. These sales are subject to numerous risks, including:

•	Fluctuations in currency exchange rates, tariffs, import restrictions and other trade barriers,

•	Unexpected changes in regulatory requirements,

•	Political and economic instability,

•	Exposure to litigation in these countries,

•	Longer payment periods,

•	Ability to enforce contracts or payment terms,

•	Potentially adverse tax consequences,

•	Export license requirements, and

•	Unexpected changes in diplomatic and trade relationships.

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

A breakdown in our information technology systems could cause a business interruption, impair our ability to manage our business or report results, or result in the unauthorized disclosure of our confidential and proprietary information

Our information technology systems could suffer a sudden breakdown as a result of factors beyond our control, such as earthquakes, insecure connections or problems with our outside consultants who provide information technology services to us. If our information technology systems were to fail and we were not able to gain timely access to adequate alternative systems or back-up information, this could have a negative impact on our ability to operate and manage our business and to report results in a timely manner. Also, any breach of our information systems by an unauthorized third party could result in our confidential information being made public or being used by a competitor, which could have a material adverse effect on our ability to realize the potential of our proprietary rights.

General economic conditions may reduce our revenues and harm our business

As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic conditions. Because of the recent economic slowdown in the United States and in Europe, many industries are delaying or reducing technology purchases. As a result, if economic conditions in the United States and Europe worsen or if a wider or global economic slowdown occurs, reduced orders and shipments may cause us to fall short of our revenue expectations for any given period and may result in us carrying increased inventory. These conditions would negatively affect our business and results of operations. If our inventory builds up as a result of order postponement, we would carry excess inventory that is either unusable or that must be sold at reduced prices which will harm our revenues. In addition, weakness in the technology market could negatively affect the cash flow of our customers who could, in turn, delay paying their obligations to us. This would increase our credit risk exposure, which could harm our financial condition.

In addition, political conditions, terrorist acts or acts of war (wherever located around the world) may cause damage or disruption to our business, employees, supplies, distributors and resellers, and customers which could have a material adverse effect on our operations and financial results.

We may make acquisitions where advisable, and acquisitions involve numerous risks

Our growth is dependent upon market growth and our ability to enhance our existing products and introduce new products on a timely basis. One of the ways we may address the need to develop new products is through acquisitions of other companies or technologies, such as our acquisitions of Sage and the assets of VM Labs. Acquisitions involve numerous risks, including the following:

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

Acquisitions of high-technology companies are inherently risky, and no assurance can be given that our recent or potential future acquisitions will be successful and will not adversely affect our business, operating results or financial condition. We must also maintain our ability to manage growth effectively. Failure to manage growth effectively and successfully integrate acquisitions made by us could materially harm our business and operating results.

We may lose key customers, foundries, licensors, sales representatives, other business partners, key management and other employees because of uncertainties surrounding our proposed merger with Pixelworks

In response to uncertainty concerning our proposed merger with Pixelworks, our customers and suppliers may delay or defer purchasing decisions, elect to switch suppliers or choose to terminate supply arrangements. Foundries, licensors, sales representatives and others doing business with us may also experience uncertainty about their future role with us and may elect not to continue business with us, or may seek to modify the terms under which they do business in ways that are less attractive, more costly, or otherwise damaging to our business. Any one of those events could harm our business. In addition, current employees, including key members of management, as well as prospective employees may experience uncertainty about their future role with us as a result of the merger, which may adversely affect our ability to attract and retain key management, marketing and technical personnel. The loss of or lack of continued efforts by key personnel could impair our product development and customer relationships, which could cause a decline in our sales, and could otherwise impair our business.

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

Terrorist acts and acts of war may seriously harm our business, revenues, costs, expenses and financial condition

Terrorist acts or acts of war, wherever located around the world, may cause damage or disruption to us, our employees, facilities, partners, suppliers, distributors, resellers and customers, which could significantly impact our revenues, expenses and financial condition. The terrorist attacks that took place in the United States on September 11, 2001 were unprecedented events that have created many economic and political uncertainties, some of which may materially harm our business and results of operations. The long-term effects of the September 11, 2001 attacks on our business are unknown. The potential for future terrorist attacks, the national and international responses to terrorist attacks, hostilities in the Middle East, including Iraq, and other acts of war or hostility, especially in the Korean peninsula, have created economic and political uncertainties, which could adversely affect our business and results of operations in ways that cannot be predicted. In addition, as a company with headquarters and significant operations located in the United States, we may be impacted by actions against the United States. We are uninsured for losses and interruptions caused by terrorist acts and acts of war.

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

We carry out a significant portion of our operations outside the United States, primarily in Canada and in India and to a lesser extent China, Japan, South Korea and Taiwan. Although virtually all of our revenues and costs of revenues are denominated in U.S. dollars, portions of our operating expenses are denominated in foreign currencies. Accordingly, our operating results are affected by changes in the exchange rate between the U.S. dollar and those currencies. Any future strengthening of the those currencies against the U.S. dollar could negatively impact our operating results by increasing our operating expenses as measured in U.S. dollars. We do not currently engage in any hedging or other transactions intended to manage the risks relating to foreign currency exchange rate fluctuations, other than natural hedges that occur as a result of holding both assets and liabilities denominated in foreign currencies. We may in the future undertake hedging or other such transactions if we determine that it is necessary to offset exchange rate risks. Based on our overall currency rate exposure at March 31, 2003, a near-term 10% appreciation or depreciation would not have a material effect on our operating results or financial condition.

Item 8.    Financial Statements and Supplementary Data:

Financial Statements Table of Contents

Selected Quarterly Financial Data is incorporated by reference from “Quarterly results of operations” on page 18 in Item 7 above.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders of

Genesis Microchip Inc.

We have audited the accompanying consolidated balance sheets of Genesis Microchip Inc. as of March 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genesis Microchip Inc. as of March 31, 2003 and 2002 and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

April 25, 2003, except for Note 16, as to which the date is May 30, 2003	/s/ KPMG LLP
Toronto, Canada	Chartered Accountants

GENESIS MICROCHIP INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31, 2003	March 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$113,138	$106,564
Short-term investments	—	4,802
Accounts receivable trade, net of allowance for doubtful accounts of $493 in 2003 and $391 in 2002	25,587	32,326
Inventory (note 5)	14,269	20,046
Other	6,797	6,185

Total current assets	159,791	169,923
Property and equipment (note 6)	12,770	11,733
Acquired intangibles (notes 4 and 7)	36,933	47,248
Goodwill (notes 4 and 8)	189,579	198,909
Other (note 19)	3,581	578

Total assets	$402,654	$428,391

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,640	$14,318
Accrued liabilities	18,164	14,272
Income taxes payable	722	571
Current portion of lease liability (note 9)	—	1,040
Current portion of loan payable (note 10)	334	89

Total current liabilities	27,860	30,290
Long-term liabilities:
Deferred income taxes (note 14)	961	5,183
Lease liability (note 9)	—	9,019
Loan payable (note 10)	—	328

Total liabilities	28,821	44,820

Stockholders’ equity (notes 3, 4 and 11):
Capital stock:
Preferred stock:
Authorized—5,000 preferred shares, $0.001 par value
Issued and outstanding—none at March 31, 2003 and at March 31, 2002	—	—
Common stock:
Authorized—100,000 common shares, $0.001 par value
Issued and outstanding—31,184 shares at March 31, 2003 and 31,133 shares at March 31, 2002	31	31
Additional paid-in capital (note 14)	382,587	388,467
Cumulative other comprehensive loss	(94)	(94)
Deferred stock-based compensation (note 4)	(6,809)	(17,587)
Retained earnings (deficit)	(1,882)	12,754

Total stockholders’ equity	373,833	383,571

Total liabilities and stockholders’ equity	$402,654	$428,391

Commitments and contingencies (note 16)

See accompanying notes to consolidated financial statements.

GENESIS MICROCHIP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended March 31, 2003	Year Ended March 31, 2002	Year Ended March 31, 2001
Revenues	$194,325	$163,370	$63,627
Cost of revenues (1)	119,410	89,287	32,416

Gross profit	74,915	74,083	31,211
Operating expenses:
Research and development (including non-cash stock-based compensation of $5,420 in 2003, $510 in 2002 and $0 in 2001)	38,108	21,762	17,413
Selling, general and administrative (including non-cash stock-based compensation of $1,427 in 2003, $460 in 2002 and $86 in 2001)	36,231	21,469	15,947
Amortization of acquired intangibles (note 4)	10,627	1,032	—
Provision for costs associated with patent litigation (note 16)	9,671	—	—
Restructuring (note 13)	—	1,858	—
In-process research and development (note 4)	—	4,700	—

Total operating expenses	94,637	50,821	33,360

Income (loss) from operations	(19,722)	23,262	(2,149)

Interest and other income	1,538	1,536	2,328
Imputed interest on lease liability	(592)	(73)	—

Interest and other income, net	946	1,463	2,328

Income (loss) before income taxes	(18,776)	24,725	179
Provision for (recovery of) income taxes (note 14)	(4,140)	6,729	(2,483)

Net income (loss)	$(14,636)	$17,996	$2,662

Earnings (loss) per share (note 15):
Basic	$(0.47)	$0.82	$0.14
Diluted	$(0.47)	$0.74	$0.13
Weighted average number of common shares outstanding (note 15):
Basic	31,248	22,025	19,406
Diluted	31,248	24,177	19,884

(1) Amount excludes amortization of acquired developed technology included in amortization of acquired intangibles	$7,700	$865	$—

See accompanying notes to consolidated financial statements.

GENESIS MICROCHIP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Shares		Additional Paid-In Capital	Cumulative Other Comprehensive Loss	Deferred Stock-Based Compensation	Retained Earnings/ (Deficit )	Total Stockholders’ Equity
	Number	Amount
Balances, March 31, 2000	19,140	$72,225	$1,293	$(94)	$(273)	$(7,904)	$65,247
Net income	—	—	—	—	—	2,662	2,662
Issued under stock option and stock purchase plans	419	2,394	—	—	—	—	2,394
Amortization of deferred stock-based compensation	—	—	—	—	86	—	86

Balances, March 31, 2001	19,559	$74,619	$1,293	$(94)	$(187)	$(5,242)	$70,389
Net income	—	—	—	—	—	17,996	17,996
Effect of reorganization (note 3)	—	(74,600)	74,600	—	—	—	—
Acquisition of Sage Inc. (note 4)	8,819	9	273,360	—	(18,370)	—	254,999
Issued under stock option and stock purchase plans	2,755	3	37,876	—	—	—	37,879
Tax benefits associated with non-qualified stock option exercises and disqualifying dispositions	—	—	1,338	—	—	—	1,338
Amortization of deferred stock-based compensation	—	—	—	—	970	—	970

Balances, March 31, 2002	31,133	$31	$388,467	$(94)	$(17,587)	$12,754	$383,571
Net loss	—	—	—	—	—	(14,636)	(14,636)
Finalization of number of shares issued in connection with the acquisition of Sage, Inc.	(215)	—	(5,363)	—	—	—	(5,363)
Repurchase of common stock	(400)	(1)	(3,126)	—	—	—	(3,127)
Issued under stock option and stock purchase plans	666	1	5,927	—	—	—	5,928
Tax benefits associated with non-qualified stock option exercises and disqualifying dispositions	—	—	613	—	—	—	613
Amortization of deferred stock-based compensation	—	—	—	—	6,847	—	6,847
Reversal of deferred stock-based compensation related to terminations	—	—	(3,931)	—	3,931	—	—

Balances, March 31, 2003	31,184	$31	$382,587	$(94)	$(6,809)	$(1,882)	$373,833

See accompanying notes to consolidated financial statements.

GENESIS MICROCHIP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended March 31, 2003	Year Ended March 31, 2002	Year Ended March 31, 2001
Cash flows from operating activities:
Net income (loss)	$(14,636)	$17,996	$2,662
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	5,570	3,228	3,534
Amortization of acquired intangibles	10,627	1,032	—
In-process research and development	—	4,700	—
Non-cash restructuring expenses	—	600	—
Non-cash stock-based compensation	6,847	970	86
Deferred income taxes	(3,609)	5,018	(3,537)
Other	621	144	(166)
Change in operating assets and liabilities, net of amounts acquired:
Accounts receivable trade	6,739	(12,201)	(8,389)
Investment taxes recoverable	—	1,029	82
Inventory	5,777	(5,590)	(5,791)
Other	(612)	(5,577)	(3,167)
Accounts payable	(5,678)	6,328	4,888
Accrued liabilities	4,490	(1,586)	(260)
Income taxes payable	151	571	—

Net cash from (used in) operating activities	16,287	16,662	(10,058)
Cash flows from investing activities:
Purchase of short-term investments	(3,034)	—	—
Proceeds on sales and maturities of short-term investments	7,836	2,257	—
Additions to property and equipment	(6,549)	(3,519)	(5,573)
Proceeds on disposal of property and equipment	—	169	3,157
Cash and short-term investments acquired on purchase of Sage, Inc. (note 4)	—	34,283	—
Acquisition of VM Labs assets (note 4)	—	(13,600)	—
Deferred merger-related costs (note 19)	(2,502)	—	—
Other	(900)	(225)	80

Net cash provided by (used in) investing activities	(5,149)	19,365	(2,336)
Cash flows from financing activities:
Proceeds from issue of common stock	5,927	37,879	2,394
Repurchase of common stock	(3,127)	—	—
Repayment of loan payable	(83)	(89)	(90)
Principal repayments against lease liability	(7,282)	(87)	—

Net cash provided by (used in) financing activities	(4,565)	37,703	2,304
Effect of currency translation on cash balances	1	7	(25)

Increase (decrease) in cash and cash equivalents	6,574	73,737	(10,115)
Cash and cash equivalents, beginning of year	106,564	32,827	42,942

Cash and cash equivalents, end of year	$113,138	$106,564	$32,827

Supplemental cash flow information:
Cash paid for interest	$—	$—	$—
Cash received for interest	$1,538	$1,536	$2,328
Cash paid for income taxes	$313	$719	$1,390
Supplemental disclosure of non-cash investing and financing activities:
Deferred stock-based compensation (note 4)	$(3,931)	$18,370	$—
Capital stock (note 3)	$—	$74,600	$—
Additional paid-in capital (notes 3 and 4)	$(5,363)	$(74,600)	$—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts are in thousands, except per share data)

1.	Nature of operations

Genesis Microchip Inc. (“Genesis” or the “Company”) designs, develops and markets integrated circuits that receive and process digital video and graphic images.

2.	Significant accounting policies

Basis of consolidation

These consolidated financial statements include the accounts of Genesis and its subsidiaries. All inter-company transactions and balances have been eliminated.

Critical accounting policies and estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, investments, prepaid expenses, intangible assets, income taxes, warranty obligations, litigation and other contingencies. Genesis bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Genesis believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company records estimated reductions to revenue for customer returns and warranty claims based on historical experience. If actual customer returns or warranty claims increase as a result of future product introductions or changes in product quality, the Company may be required to recognize additional reductions to revenue. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Genesis’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company provides for valuation reserves against its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory valuation reserves may be required. Genesis holds minority equity interests in other companies. The Company may record an investment impairment charge if management believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or the inability to recover the carrying value of the investments that may be less than an investment’s current carrying value, possibly requiring an impairment charge in the future. Genesis provides for costs associated for patent litigation when management believes there is a reasonable basis for estimating those costs. If actual costs associated with patent litigation differ from estimates, additional provision may be required. Genesis performs impairment tests on the carrying value of intangible assets and goodwill. These tests are based on numerous assumptions as to potential

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts are in thousands, except per share data)

future results of the business that are considered to be reasonable at the time those assumptions are made. If any of these assumptions later prove to be incorrect or if management changes its assessment as to their reasonability because of changing business conditions, an impairment charge may be recorded. Genesis records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Should Genesis determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Cash and cash equivalents

All highly liquid investments with an original maturity of three months or less at the date of acquisition are classified as cash equivalents. Cash equivalents of $86,228,000 and $88,592,000 as of March 31, 2003 and 2002, respectively, consist primarily of money market funds and commercial paper.

Accounts receivable

Accounts receivable are recorded based on the selling price of the item sold and are recorded at the time of shipment. An allowance for doubtful accounts is determined based on our historical and industry experience. The following table presents a roll forward of the allowance for doubtful accounts for the indicated periods:

	Year Ended March 31, 2003	Year Ended March 31, 2002	Year Ended March 31, 2001
Balance as of beginning of year	$391	$78	$230
Provision (recovery)	120	317	(150)
Charge offs	(18)	(4)	(2)

Balance as of end of year	$493	$391	$78

Inventory

Inventory consists of finished goods and work-in-process and is stated at the lower of standard cost (approximates actual cost on first-in, first-out basis) or market value, being net realizable value. A reserve against inventory for obsolescence or unmarketable inventory is estimated based upon assumptions about future demand and market conditions.

The following table presents a roll forward of the inventory obsolescence reserve for the indicated periods:

	Year Ended March 31, 2003	Year Ended March 31, 2002	Year Ended March 31, 2001
Balance as of beginning of year	$2,376	$1,710	$940
Charged to cost of revenues	2,137	666	1,254
Charge offs	(883)	—	(484)

Balance as of end of year	$3,630	$2,376	$1,710

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts are in thousands, except per share data)

No significant inventory write-offs were recorded, other than the above amounts.

Property and equipment

Property and equipment are stated at cost or fair value at the date of acquisition. Amortization is recorded using the following methods and annual rates over the estimated useful lives of the assets:

Property and equipment	20% to 30% declining balance
Computer software	20% to 100% straight-line
Leasehold improvements	Straight line over the term of the lease

Genesis regularly reviews the carrying values of its property and equipment by comparing the carrying amount of the asset to the expected future cash flows to be generated by the asset. If the carrying value exceeds the estimated amount recoverable, a write-down equal to the excess of the carrying value over the asset’s fair value is charged to the consolidated statements of operations.

Goodwill and acquired intangibles

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) which requires goodwill to be tested for impairment under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless their lives are determined to be infinite. Acquisitions completed during the year ended March 31, 2002 were accounted for in accordance with SFAS 142, which was adopted by Genesis effective April 1, 2002. Genesis performed a transitional goodwill impairment test on that date which indicated no impairment, given that the acquisitions of Sage and VM Labs had been recently completed.

Intangible assets are comprised of acquired core technology, acquired developed product technology, patents, trademarks and trade names. Patents are amortized on a declining-balance basis at a rate of 10% while all other intangible assets are amortized on a straight-line basis over four to seven years. Goodwill represents the excess purchase price over the fair value of net assets acquired and has not been amortized, but is tested for impairment annually.

In arriving at the balances for goodwill arising out of the acquisitions of Sage, Inc. (“Sage”) and the assets of VM Labs, Inc. (“VM Labs”), estimates were made at the time of the acquisitions as to the fair values of assets purchased and liabilities assumed, including the lease liability for vacated premises. Adjustments to those estimates during the year ended March 31, 2003 have resulted in a change in the reported amount of goodwill.

Goodwill is not subject to amortization and is tested annually for impairment, during the fourth quarter of each fiscal year, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

Asset impairments

The Company adopted SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” effective April 1, 2002. Prior to the adoption of SFAS 144, the Company accounted for long-lived assets in accordance with SFAS 121, “Accounting for Impairment of Long-Lived Assets to be Disposed Of.” The adoption of SFAS 144 has not had an impact on the Company’s consolidated financial position or results of operations. As required by SFAS 144 management reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount including associated intangible assets of the operation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts are in thousands, except per share data)

If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented in the appropriate asset and liability sections of the balance sheet.

Deferred merger-related costs

From time to time, the Company incurs costs related to potential merger activities. When an assessment is made that Genesis will be the acquirer for accounting purposes in such transactions and the transaction is expected to be completed, direct costs associated with the acquisition are deferred and form part of the final purchase price. In the event these assessments change, any such deferred costs would be expensed. Costs associated with other merger activities are expensed as incurred.

Revenue recognition

Genesis generates revenues primarily from sales of semiconductor products directly to equipment manufacturers. To date, revenues from royalties or other sources have been insignificant.

Genesis recognizes revenue from semiconductor product sales to customers when a contract is established, the price is determined, shipment is made and collectibility is reasonably assured. The Company has no post-sales obligations to its customers to install or support its products, other than the replacement of defective products under its warranty agreements. Genesis’s policy on sales to distributors is to defer recognition of revenues and related cost of revenues until the distributors resell the product. To date, sales to distributors have not been significant and there have been no significant product returns.

A liability is accrued for the estimated future repair and replacement costs that may be incurred under the provisions of the Company’s warranty agreements. Product warranties typically cover a one-year period from the date of delivery to the customer. Management estimates the accrual based on known product failures (if any), historical experience, and other available evidence. The following table presents a roll forward of the reserve for warranty returns for the year ended March 31, 2003:

Balance as of beginning of year	$360
Provision	1,460
Charge offs	(1,320)

Balance as of end of year	$500

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts are in thousands, except per share data)

Currency translation

The U.S. dollar is the functional currency of Genesis and of its subsidiaries. Transactions originating in foreign currencies are translated into U.S. dollars at exchange rates approximating those at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated at the period-end rate of exchange and non-monetary items are translated at historical exchange rates. Exchange gains and losses are included in the consolidated statements of operations for the period.

Research and development expenses

Research and development costs are expensed as incurred other than acquired developed product and core technology that has alternative future use (note 4). Research and development costs include costs associated with algorithm and semiconductor development including the costs of developing software used within our semiconductor devices. Costs of initial production mask sets related to products are deferred once technological feasibility has been achieved and expensed as product costs over the estimated remaining life of the product on a straight-line basis. Costs related to any subsequent modifications to production mask sets are expensed as incurred as research and development costs.

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

Risk of technological change

The markets in which Genesis competes or seeks to compete are subject to rapid technological change, frequent new product introductions, changing customer requirements for new products and features, and evolving industry standards. The introduction of new technologies and the emergence of new industry standards could render Genesis’s products less desirable or obsolete which could harm its business.

Concentration of suppliers

Genesis does not own or operate a semiconductor fabrication facility, or an assembly and test facility and does not have the resources to manufacture its products internally. Genesis relies on a small number of third parties to produce all its products. In light of these dependencies, it is reasonably possible that failure to perform by one of these suppliers could have a severe impact on the Company’s growth and results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts are in thousands, except per share data)

Earnings (loss) per share

Basic earnings (loss) per share has been calculated by dividing the net income (loss) for the period available to common stockholders by the weighted average number of common shares outstanding during that period. Basic earnings (loss) per share excludes the dilutive effect of potential common shares such as those issuable on exercise of stock options. Diluted earnings (loss) per share gives effect to all potential common shares outstanding during the period. The weighted average number of diluted shares outstanding is calculated assuming that the proceeds from potential common shares are used to repurchase common shares at the average closing share price in the period.

Stock-based compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting of Stock Issued to Employees” and related interpretations, in accounting for its employee stock options. Under APB 25, deferred stock-based compensation is recorded at the option grant date in an amount equal to the excess of the market value of a common share over the exercise price of the option. Deferred stock-based compensation is amortized on a straight-line basis over the vesting period of the individual options, generally two to four years, in accordance with FASB Interpretation No. 44.

Stock compensation expense resulting from the issuance of options to non-employees is recognized as services are performed and the options are earned. Genesis applies the fair value method of FASB Statement No. 123 for valuing options granted to non-employees. The issuance of shares for consideration that is less than the market value of the shares results in compensation expense equal to the excess of the market value of the shares over the fair value of the consideration received.

SFAS 123 requires the disclosure of pro forma net income and earnings per share had Genesis adopted the fair value method for all stock option grants as of the beginning of its 1996 fiscal year. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from Genesis’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. Genesis’s calculations were made using the Black-Scholes option-pricing model using a dividend yield of 0% and the assumptions noted in the following table.

	Year Ended March 31, 2003	Year Ended March 31, 2002	Year Ended March 31, 2001
Risk-free interest rates	2.8%	3.5%	4.5%
Volatility	129%	116%	80%
Expected life of option in years	5	5	5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts are in thousands, except per share data)

The weighted average fair values of options granted during fiscal 2003, 2002, and 2001 were $7.59, $22.21, and $8.79, respectively

Had compensation expense been determined based on the fair value of awards at the grant dates in accordance with the methodology prescribed in SFAS 123, Genesis’s net income and earnings per share for fiscal 2003 would approximate the pro forma disclosure as follows:

	Year Ended March 31, 2003	Year Ended March 31, 2002	Year Ended March 31, 2001
Net income (loss) attributable to common stockholders:
As reported	$(14,636)	$17,996	$2,662
Stock compensation, as reported	6,847	970	86
Stock compensation, under FAS 123	(15,271)	(21,039)	(10,624)

Pro forma	$(23,060)	$(2,073)	$(7,876)

Basic earnings (loss) per share:
As reported	$(0.47)	$0.82	$0.14
Pro forma	$(0.74)	$(0.09)	$(0.41)
Diluted earnings (loss) per share:
As reported	$(0.47)	$0.74	$0.13
Pro forma	$(0.74)	$(0.09)	$(0.41)

The effects on pro forma disclosure of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosure in future years.

Comprehensive income

Comprehensive income is defined as the change in equity of a company during a period resulting from transactions and other events and circumstances from non-owner sources. For the fiscal years ended March 31, 2003, 2002 and 2001, there was no difference for Genesis between net income (loss) and comprehensive income (loss).

Income taxes

Genesis applies the asset and liability method of Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS 109”), under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credits carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. To the extent that it is not considered to be more likely than not that a deferred tax asset will be realized, a valuation allowance is provided.

Genesis is entitled to Canadian federal and provincial investment tax credits which are earned as a percentage of eligible current and capital research and development expenditures incurred in each taxation year. Investment tax credits are available to be applied against future income tax liabilities, subject to a ten year

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts are in thousands, except per share data)

carryforward period. Investment tax credits are classified as a reduction of income tax expense for items of a current nature and a reduction of the related asset cost for items of a long-term nature, provided that Genesis has reasonable assurance that the tax credits will be realized.

Recent accounting pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS 143 requires that the fair value of retirement obligations be recognized as a liability when they are incurred and that the associated retirement costs be capitalized as a long-term asset and expensed over its useful life. The provisions of SFAS 143 will be effective for fiscal years beginning after June 15, 2002. We do not expect that the adoption of SFAS 143 will have a material effect on our financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” SFAS 145 rescinds SFAS 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS 145, companies will be required to apply the criteria in APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, in determining the classification of gains and losses resulting from the extinguishment of debt. Additionally, SFAS 145 amends SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS 145 will be effective for fiscal years beginning after May 15, 2002 with early adoption of the provisions related to the rescission of SFAS 4 encouraged. We do not expect that the adoption of SFAS 145 will have a material effect on our financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which changes the way a company will report the expenses related to restructuring. SFAS 146 is required to be adopted for exit or disposal activities initiated after December 31, 2002. We do not expect that the adoption of SFAS 146 will have a material effect on our financial position or results of operations.

In November 2002, the FASB reached consensus on Emerging Issues Task Force EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” In general, this issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, this issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and, if so, how to divide the arrangement into separate units of accounting consistent with the identified earnings processes for revenue recognition purposes. This issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. EITF Issue No. 00-21 is applicable to arrangements entered into after June 15, 2003. The Company does not believe the application of EITF Issuer No. 00-21 will have any material impact on its consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The Company has no guarantees to which this interpretation applies. However, the Company has included disclosure of product warranty information in the notes to the consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts are in thousands, except per share data)

SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to our consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on our financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

3.	Reorganization

Genesis Microchip Incorporated, a Nova Scotia company (“Genesis Microchip”), reorganized to a Delaware corporation effective February 13, 2002. In the reorganization, the holders of shares of Genesis Microchip exchanged their shares for an equal number of newly issued shares of Genesis Microchip Inc. (“Genesis”), a newly formed Delaware corporation. For accounting purposes, the reorganization was accounted for as a non-substantive exchange whereby Genesis recorded the net assets of Genesis Microchip in its consolidated financial statements initially at the same carrying value as recorded in the consolidated financial statements of Genesis Microchip immediately prior to the reorganization. In addition, the financial position, results of operations and cash flows previously reported by Genesis Microchip prior to the reorganization are reported unchanged in the comparative period to the consolidated financial statements of Genesis. Costs of this reorganization, which were not material, were expensed as incurred. See note 11 for a description of the capital stock of Genesis.

4.	Business combinations

Sage

On February 19, 2002, Genesis issued 8,819,000 common shares for all the outstanding common shares of Sage, Inc. Sage designed, developed and marketed digital display and video processors. Genesis also assumed remaining outstanding stock options that were converted to options to purchase 1,407,000 shares of Genesis common stock. This business combination was accounted for under the purchase method of accounting. The purchase price was approximately $296.7 million, consisting of Genesis common stock valued at approximately $241.5 million, Genesis stock options valued at approximately $31.9 million, and direct acquisition costs estimated at approximately $23.3 million. Common stock was valued at $27.38 per share using the average closing price of Genesis stock for a period of two trading days before and after the announcement date of acquisition, which was September 28, 2001. Stock options were valued using the Black-Scholes option pricing model, applying a weighted average expected life of five years, a weighted average risk-free rate of 2.5%, an expected dividend yield of zero, a volatility of 104% and a deemed fair value of $27.38 per share. The intrinsic value of unvested options, totaling approximately $18.3 million, was recorded as deferred stock-based compensation on the acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts are in thousands, except per share data)

The purchase price was allocated to assets acquired and liabilities assumed based on management’s analysis and estimates of their fair values. For tangible assets acquired, management believes that book value is representative of fair value at the time of the acquisition. For other identifiable assets, primarily intangible assets, fair values are based on discounted expected future cash flows attributable to those assets. The excess of the purchase price over the net tangible and identifiable intangible assets acquired and liabilities assumed was allocated to goodwill. The allocation of the purchase price was as follows:

	Amount	Annual Amortization		Useful Lives
Net assets acquired:

Tangible net assets (other than property and equipment)	$47,302	$	N/A	N/A
Property and equipment	1,699		*	*
Intangible assets acquired:
Acquired developed product technology	30,800		7,700	4
Acquired core technology	4,300		1,075	4
Trademarks and trade names	500		125	4
Goodwill	197,056		N/A	N/A
In-process research and development	4,700		N/A	N/A
Deferred stock-based compensation	18,370		6,123	3
Deferred income taxes	(8,064)		N/A	N/A

	$296,663		$15,023

The acquired developed product technology, which was comprised of products that were already technologically feasible, included products in most of Sage’s product lines. These included digital video interlace/line doublers, video enhancers, decoders and integrated chips for their home theatre and multi-media products. The acquired developed product technology of $30.8 million is being amortized on a straight-line basis over an estimated remaining useful life of four years. The value of each developed technology was based on forecasted future cash flows directly related to the existing product technology, discounted at a rate of 18%, giving consideration to the lower risks associated with the assets relative to the in-process research and development.

The acquired core technology, which was comprised of proprietary know-how that was already technologically feasible, includes projects that were expected to leverage functionality from previous developed products and technologies. The acquired core technology of $4.3 million is being amortized on a straight-line basis over an estimated remaining useful life of four years. In valuing the core technology, an appropriate percentage of revenues were segregated from the forecast revenues associated with certain in-process technologies. From these revenue forecasts, amounts were subtracted for expenses, maintenance, research and development and returns on contributory assets to arrive at cash flow attributed to the core technology. A discount rate of 21.5% was utilized to value the core technologies.

The trademarks and trade names consisted of the Faroudja trade name and its Directional Correlational De-Interlacing, or DCDi, label. The assigned value of $500,000 is being amortized on a straight-line basis over an estimated remaining useful life of four years. The value of the trademarks and trade names was estimated by assigning a royalty rate to products expected to use the Faroudja/DCDi trade name. The forecasted royalties were then discounted to present value employing a discount rate consistent with the risk factors applicable to each product line.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts are in thousands, except per share data)

Goodwill represents the excess of the purchase price over the fair value of the underlying net identifiable assets. During the year ended March 31, 2003, goodwill was adjusted to reflect the finalization of the number of stock options and common shares issued in connection with the acquisition of Sage, and the finalization of other estimates made at the time of acquisition, including the settlement of an assumed lease obligation (notes 8 and 9).

At the time of the closing of the acquisition, Sage was developing new products that qualified as in-process research and development in multiple product areas. For the purposes of determining which products qualified as in-process research and development, technological feasibility is defined as being equivalent to completion of design verification testing when the design is finalized and ready for pilot manufacturing. Engineering efforts are focused on improving product performance, reducing product form factors integrating multiple functions into single components and component integration into modules. Products that will incorporate in-process technologies include digital video line doublers and integrated chips. Developing and enhancing these products is time-consuming, costly and complex. There is a risk that these developments and enhancements will be late, will fail to meet customer or market specifications, and will not be competitive with other products using alternative technologies that offer comparable functionality.

The value assigned to in-process research and development was related to research projects for which technological feasibility had not been established and no future alternative uses existed. The fair value of $4.7 million was determined using the income approach, which discounts expected future cash flows from projects under development to their net present value using a risk-adjusted rate. Each project was analyzed to determine the technological innovations, which included the utilization of core technology, the complexity, cost and time to complete the development, any alternative future use or current technological feasibility and the stage of completion. Future cash flows were estimated, taking into account the expected life cycles of the product and the underlying technology, relevant market sizes and industry trends. The estimated net cash flows from these products were based on management’s estimates of related revenues, cost of goods sold, research and development costs, selling, general and administrative expenses, income taxes and charges for the use of contributory assets. A discount rate of 25% was utilized based on the technology of the products, the stage of completion of the projects, the complexity of the development effort and the risks associated with reaching technological feasibility of the projects. The nature of the efforts to develop the in-process technology into commercially viable products principally related to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specification, including function, features and technical performance requirements.

Sage had two products under development at the acquisition date, a display processor semiconductor targeting the LCD multi-media monitor market for PCs and video and next-generation decoder targeting the advanced TV and multi-media projector markets. The development projects ranged from 70% to 95% complete at the date of acquisition. Both development projects had expected completion dates within one year and an estimated cost to complete of $340,000, and have been completed as at March 31, 2003.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts are in thousands, except per share data)

The estimates used in valuing acquired intangible assets were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstance will not occur. Accordingly, actual results may vary from the projected results. Any such variance may result in a material adverse effect on Genesis’s financial condition and results of operations.

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

Where developmental projects had reached technological feasibility, they were classified as either acquired developed product technology or acquired core technology, and the value assigned was capitalized. Where the developmental projects had not reached technological feasibility and had no alternative uses, they were classified as in-process research and development and were charged to expenses upon closing of the acquisition.

The intrinsic value of unvested options, totaling approximately $18.4 million, is being amortized to expense over the remaining term of the options, categorized in the statement of operations in accordance with the nature of the service provided by the related employees. Amortization for the year ended March 31, 2003 of $5,420,000 (2002 - $510,000) is included in research and development expense and $1,427,000 (2002 - $340,000) is included in selling, general and administrative expense. Unamortized deferred stock-based compensation of $3,931,000 related to stock options cancelled during the year ended March 31, 2003 has been recorded as a reduction to additional paid-in capital.

The following unaudited pro forma information gives effect to the acquisition of Sage as if it had occurred on April 1 of each period presented:

	Year Ended March 31, 2002		Year Ended March 31, 2001
	Pro forma	As reported	Pro forma	As reported
Revenue	$197,092	$163,370	$96,694	$63,627
Net income (loss)	$(10,007)	$17,996	$(110,760)	$2,662
Earnings (loss) per share
Basic	$(0.33)	$0.82	$(3.92)	$0.14
Fully diluted	$(0.33)	$0.74	$(3.92)	$0.13
Weighted average shares
Basic	29,877	22,025	28,225	19,406
Fully diluted	29,877	24,177	28,225	19,884

Unaudited pro forma information is not necessarily indicative of the results of operations that would have been achieved had the transaction actually taken place at the dates indicated and do not purport to be indicative of the effects that may be expected to occur in the future. In the opinion of management, all adjustments to present fairly such pro forma information have been made.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts are in thousands, except per share data)

VM Labs

On March 25, 2002, Genesis acquired substantially all of the assets of VM Labs, Inc., a fabless semiconductor company focused on the DVD market, for $13.6 million in cash and the assumption of certain liabilities. The total purchase price valued at $14.2 million was comprised of the following:

	Amount	Annual Amortization		Useful Lives
Tangible net assets acquired	$374	$	N/A	N/A
Acquired core technology	12,000		1,714	7 years
Goodwill	1,853		N/A	N/A

	$14,227		$1,714

VM Labs results of operations prior to the acquisition date were not material in relation to those of Genesis for any of the periods presented herein.

5.	Inventory

Inventory consists of the following:

	March 31, 2003	March 31, 2002
Finished goods	$11,082	$17,335
Work-in-process	6,817	5,087

	17,899	22,422
Less reserve	(3,630)	(2,376)

	$14,269	$20,046

6.	Property and equipment

Property and equipment consist of the following:

	March 31, 2003	March 31, 2002
Property and equipment	$15,499	$11,487
Computer software	9,665	7,888
Leasehold improvements	3,266	3,755

	28,430	23,130
Less accumulated amortization	(15,660)	(11,397)

	$12,770	$11,733

7.	Intangible assets

Intangible assets consist of the following:

	March 31, 2003	March 31, 2002
Acquired technology	$47,100	$47,100

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts are in thousands, except per share data)

Patents and other	1,807	1,440

	48,907	48,540
Less accumulated amortization	(11,974)	(1,292)

	$36,933	$47,248

8.	Goodwill

Goodwill was reduced by $5,363,000 during the year ended March 31, 2003 to reflect the finalization of the number of stock options and shares of common stock issued in connection with the acquisition of Sage (note 4), and by $3,967,000 to reflect the finalization of other estimates made at the time of acquisition, including the settlement of an assumed lease liability (note 9).

The carrying value of goodwill is periodically reviewed by management for potential impairment. No impairment has been identified at March 31, 2003.

9.	Lease liability

In connection with the acquisition of Sage, Genesis assumed a lease obligation related to premises previously used by Sage. These premises were not being used for operating purposes, consequently the liability for the estimated present value of all future payments related to the lease was included as part of the allocation of the purchase price. In February 2003, the liability was settled for less than its carrying value. The excess of the carrying value of the liability over the settlement amount was $3,369,000 and was applied to reduce the balance of goodwill.

10.	Loan payable

The loan payable is non-interest bearing and is unsecured. Genesis intends to repay the loan in full in fiscal 2004, and as such, the loan has been classified as a current liability.

11.	Stockholders’ equity

Authorized Capital Stock

Genesis’s certificate of incorporation authorizes the issuance of 105,000,000 shares of capital stock, consisting of 100,000,000 shares of common stock, $0.001 par value per share, and 5,000,000 shares of preferred stock, $0.001 par value per share.

Common Stock

The holders of common stock are entitled to one vote per share on all matters to be voted upon by stockholders. Upon the liquidation, dissolution or winding up of Genesis, the holders of common stock will be entitled to share ratably in the net assets legally available for distribution to stockholders after the payment of all debts and other liabilities of the Company, subject to the prior rights of preferred stock, if any, then outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts are in thousands, except per share data)

Preferred Stock

The Board of Directors of Genesis is authorized to issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions, qualifications and limitations granted to or imposed upon any unissued and undesignated shares of preferred stock and to fix the number of shares constituting any series and the designations of such series, without any further vote or action by the stockholders (subject to applicable law and applicable stock exchange rules). The Genesis Board of Directors, without stockholder approval (subject to applicable law and applicable stock exchange rules), can issue preferred stock with voting and conversion rights that could adversely affect the voting power or other rights of the holders of Genesis common stock, and the issuance of such preferred stock may have the effect of delaying, deferring or preventing a change in control of Genesis. No such preferred shares have been issued or authorized.

Stock Repurchase Program

In August 2002, the Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to $25 million of its common stock. 400,000 shares of common stock were repurchased for $3.1 million during the year ended March 31, 2003.

Preferred Stock Rights Agreement

On June 26, 2002, the Board of Directors of Genesis announced that it had declared a dividend distribution pursuant to a Preferred Stock Rights Agreement, dated as of June 27, 2002, between Genesis and Mellon Investor Services, L.L.C. (the “Rights Agreement”). Under the Rights Agreement, Genesis issued a dividend of one Preferred Share Purchase Right (each, a “Right” and collectively, the “Rights”) to purchase one one-thousandth of a share of the Series A Participating Preferred Stock of Genesis for each outstanding share of common stock of Genesis. The dividend became payable on July 8, 2002 to stockholders of record as of the close of business on that date.

The Rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events. If a person or group acquires, or announces a tender or exchange offer that would result in the acquisition of, a certain percentage of the common stock of Genesis while the Rights Agreement remains in place, the Rights will become exercisable, unless redeemed, by all Rights holders except the acquiring person or group, for shares of Genesis or of the third party acquirer having a value of twice the Right’s then-current exercise price.

Effective March 16, 2003, Genesis amended the Rights Agreement to effect the following changes:

(1) to render the Rights Agreement inapplicable to the merger and other transactions contemplated by the Agreement and Plan of Merger, dated as of March 17, 2003, by and among Genesis, Pixelworks, Inc. and Display Acquisition Corporation, a wholly owned subsidiary of Pixelworks, Inc. (the “Merger”); and

(2) to provide for the expiration of all outstanding rights under the Rights Agreement immediately prior to the effective time of the Merger.

12.	Stock option and stock purchase plans

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

1997 Employee Stock Option Plan

The 1997 Employee Stock Option Plan (the “1997 Employee Plan”) provides for the granting to employees of incentive stock options, non-statutory stock options and stock purchase rights for up to 800,000 common shares plus an annual increase to be added on the first day of each fiscal year equal to the lesser of (i) 2,000,000 shares, (ii) 3.5% of the outstanding shares on such date, or (iii) a lesser amount determined by the Board. The exercise price of incentive stock options granted under the 1997 Employee Plan may not be less than 100% (110% in case of any options granted to a person who holds more than 10% of the total combined voting power of all classes of shares of Genesis) of the fair market value of the common shares subject to the option on the date of the grant. The term of the options do not exceed 10 years (five years in the case of any options granted to a person who holds more than 10% of the total combined voting power of all classes of shares of Genesis) and vest over four years. As of March 31, 2003, there were 13,000 shares available for grant under the 1997 Employee Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts are in thousands, except per share data)

1997 Paradise Stock Option Plan

The 1997 Paradise Stock Option Plan (the “Paradise Plan”) provided for the granting of incentive stock options to employees of Paradise Electronics Inc. (“Paradise”), a wholly owned subsidiary of Genesis, and non-statutory stock options to Paradise employees, directors, and consultants. As a result of the merger of Paradise with Genesis in May 1999, each outstanding option or right to purchase shares of Paradise common stock is exercisable for Genesis common shares, adjusted to reflect the exchange ratio of Genesis common shares for Paradise common stock in the merger. No additional options will be granted under the Paradise Plan. Upon exercise, expiration or cancellation of all of the options granted under the Paradise Plan, this plan will be terminated.

1997 Non-Employee Stock Option Plan

The 1997 Non-Employee Stock Option Plan (the “Non-Employee Plan”) provides for the granting to non-employee directors and consultants of Genesis of options for up to 500,000 common shares. The exercise price of stock options granted under the Non-Employee Plan may not be less than 100% of the fair market value of the common shares subject to the option on the date of the grant. Options granted under the Non-Employee Plan have a term of up to ten years and generally vest over periods of up to two years. As at March 31, 2003, there were 178,000 shares available for grant under the Non-Employee Plan.

2000 Non-Statutory Stock Option Plan

The 2000 Non-Statutory Stock Option Plan (the “the 2000 Employee Plan”) provides for the granting to employees of non-statutory stock options for up to 1,500,000 common shares plus an annual increase to be added on the first day of each fiscal year equal to the lesser of (i) 2,000,000 shares, (ii) 3.5% of the outstanding shares on such date, or (iii) a lesser amount determined by the Board. The exercise price of stock options granted under the 2000 Employee Plan may not be less than 100% of the fair market value of the common shares subject to the option at the date of grant. The term of the options may not exceed 10 years and generally vest over four years. As at March 31, 2003, there were 3,000 shares available for grant under the 2000 Employee Plan.

2001 Non-Statutory Stock Option Plan

The 2001 Non-Statutory Stock Option Plan (the “the 2001 Employee Plan”) provides for the granting to employees of non-statutory stock options for up to 1,000,000 common shares. The exercise price of stock options granted under the 2001 Employee Plan may not be less than 100% of the fair market value of the common shares subject to the option at the date of grant. The term of the options may not exceed 10 years and generally vest over four years. As at March 31, 2003, there were 17,000 shares available for grant under the 2001 Employee Plan.

Sage Stock Option Plan

The Sage Stock Option Plan (the “Sage Plan”) provided for the granting of incentive stock options to employees of Sage, a wholly owned subsidiary of Genesis and non-statutory stock options to Sage employees, directors, and consultants. As a result of the purchase of Sage, each outstanding option or right to purchase shares of Sage common stock is exercisable for Genesis common shares, adjusted to reflect the exchange ratio of Genesis common shares of Sage common stock in the purchase and sale agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts are in thousands, except per share data)

No additional options will be granted under the Sage Plan. Upon exercise, expiration or cancellation of all of the options granted under the Sage Plan, this plan will be terminated.

Employee Stock Purchase Plan

Genesis has established an employee stock purchase plan under which employees may authorize payroll deductions of up to 15% of their compensation (as defined in the plan) to purchase common shares at a price equal to 85% of the lower of the fair market values as of the beginning or the end of the offering period. The plan provides for the purchase of 500,000 common shares plus an annual increase to restore the number of shares available for purchase under the plan to 500,000. As at March 31, 2003, there were 288,000 shares available for issuance under this plan.

Summary of Stock Options

Details of stock option transactions are as follows:

	Number of options	Option price per share	Weighted average exercise price per share
Balances, March 31, 2000	2,516	$0.17 – 31.50	$13.50
Issued	3,191	9.25 – 20.56	14.33
Exercised	(317)	0.17 – 18.13	4.82
Cancelled	(1,038)	0.78 – 29.93	15.96

Balances, March 31, 2001	4,352	0.17 – 31.50	14.28
Issued	1,658	8.95 – 69.81	31.18
Assumed	1,407	0.99 – 58.38	17.65
Exercised	(2,596)	0.17 – 45.07	14.76
Cancelled	(270)	3.42 – 59.03	21.44

Balances, March 31, 2002	4,551	0.17 – 69.81	21.03
Issued	3,202	5.64 – 26.00	8.67
Exercised	(356)	0.17 – 26.70	10.39
Cancelled	(913)	0.99 – 68.56	27.48

Balances, March 31, 2003	6,484	$0.17 – 69.81	$14.52

The following table summarizes information concerning outstanding and exercisable options at March 31, 2003:

	Options Outstanding			Options Exercisable
Range of exercise prices per share	Number outstanding	Weighted average remaining life (years)	Weighted average exercise price per share	Number exercisable	Weighted average exercise price per share
$ 0.17 – 7.44	593	8.98	$5.66	54	$1.84
7.45 – 11.16	2,565	8.87	8.13	526	9.40
11.17 – 16.74	1,148	8.52	13.50	344	13.89
16.75 – 25.11	1,332	7.36	18.90	760	18.90
25.12 – 37.67	553	8.07	27.72	271	27.38
37.68 – 69.81	293	8.02	47.49	131	47.30

Total at March 31, 2003	6,484	8.40	$14.52	2,086	$18.13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts are in thousands, except per share data)

Total at March 31, 2002	4,551	8.55	$21.03	1,051	$16.35

Total at March 31, 2001	4,352	6.95	$14.28	1,028	$13.39

13.	Restructuring

In connection with the acquisition of Sage (note 4), Genesis recorded restructuring expenses of $1,858,000 during the year ended March 31, 2002. The expenses primarily included amounts related to severance payments to terminated employees and write-offs related to redundant computer software. All costs related to restructuring were paid prior to March 31, 2003.

14.	Income taxes

The provision for (recovery of) income taxes consists of:

	Year Ended March 31, 2003	Year Ended March 31, 2002	Year Ended March 31, 2001
Current	$470	$1,711	$1,054
Deferred	(4,610)	5,018	(3,537)

	$(4,140)	$6,729	$(2,483)

The provision for (recovery of) income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

	Year Ended March 31, 2003	Year Ended March 31, 2002	Year Ended March 31, 2001
Basic federal rate applied to income before provision for (recovery of) income taxes	$(6,384)	$8,407	$61
Adjustments resulting from:
State and provincial income taxes	(1,127)	1,483	15
Non-deductible expenses	1,657	1,534	280
Research and development deductions and investment tax credits	(1,610)	(609)	(2,271)
Foreign exchange and tax rate differences	(2,043)	189	(472)
Change in valuation allowance	4,774	(4,594)	—
Other items	593	319	(96)

	$(4,140)	$6,729	$(2,483)

Pretax loss from foreign operations was $18,988,000 for the year ended March 31, 2003. Pretax income from foreign operations was $11,783,000 for the year ended March 31, 2002 and $4,730,000 for the year ended March 31, 2001.

Significant components of Genesis’s deferred tax assets (liabilities) are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts are in thousands, except per share data)

	March 31, 2003	March 31, 2002
Acquisition-related intangibles	$(11,441)	$(16,395)
Net operating loss carryforwards	31,077	28,299
Research tax credit carryforwards	7,795	7,591
Net capital loss carryforwards	3,106	1,249
Other	129	1,025

Net deferred tax asset (liability)	30,666	21,769
Less valuation allowance	(31,627)	(26,952)

	$(961)	$(5,183)

The valuation allowance increased by $4,675,000 during the year ended March 31, 2003, primarily as a result of not recognizing the full benefit of net operating losses in a year of loss. The valuation allowance decreased by $4,594,000 during the year ended March 31, 2002 primarily as a result of recognizing the benefit of net operating losses in a year of income. There was no change in the valuation allowance during the year ended March 31, 2001.

The valuation allowance includes $8,358,000 (2002 - $8,358,000) arising from acquired losses and research credits, which, if realized, will be credited to goodwill. The valuation allowance also includes $15,573,000 (2002 - $15,672,000) of losses arising from stock option deductions of which subsequently recognized tax benefits will be recorded as additional paid in capital. A benefit of $613,000 was realized in 2003 (2002 - $1,338,000, 2001 - $0) from the application of stock option deduction expense and was credited directly to additional paid-in capital.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income uncertainties related to the industry in which Genesis operates and tax planning strategies in making this assessment. In order to fully realize the net deferred tax asset, Genesis would need to generate future taxable income of approximately $26 million prior to the expiration of the net operating loss carryforwards in the years 2008 to 2022. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not Genesis will realize the benefits of these deductible differences, net of the existing valuation allowances.

15.	Earnings (loss) per share

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation:

	Year Ended March 31, 2003	Year Ended March 31, 2002	Year Ended March 31, 2001
Numerator for basic and diluted net income (loss) per share:
Net income (loss)	$(14,636)	$17,996	$2,662

Denominator for basic net income (loss) per share:
Weighted average common shares	31,248	22,025	19,406

Basic net income (loss) per share	$(0.47)	$0.82	$0.14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts are in thousands, except per share data)

Denominator for diluted net income (loss) per share:
Weighted average common shares	31,248	22,025	19,406
Stock options and warrants	—	2,152	478

Shares used in computing diluted net income (loss) per share	31,248	24,177	19,884

Diluted net income (loss) per share	$(0.47)	$0.74	$0.13

Anti-dilutive potential common shares excluded from above calculation	5,539	660	2,626

Had Genesis been profitable during the year ended March 31, 2003, 1,119,000 shares would have been added to the number of weighted average shares outstanding for the purposes of calculating diluted earnings per share.

16.	Commitments and contingencies

Lease commitments

Genesis leases premises in the United States, Canada, India, Taiwan, Japan, South Korea, and China under operating leases that expire between March 2003 and January 2009. In addition, certain equipment is leased under non-cancelable operating leases expiring in various years through 2005. Future minimum lease payments by fiscal year are as follows:

2004	$3,234
2005	2,819
2006	2,721
2007	2,376
2008	844
Thereafter	683

$12,677

Rental expense was $2,689,000 for the year ended March 31, 2003, $3,067,000 for the year ended March 31, 2002, and $2,211,000 for the year ended March 31, 2001.

Material legal proceedings

On April 24, 2001, Silicon Image, Inc. filed a patent infringement lawsuit against Genesis in the United States District Court for the Eastern District of Virginia and simultaneously filed a complaint before the United States International Trade Commission (“ITC”) in Washington, D.C. The complaint and suit allege that certain Genesis products that contain digital receivers infringe various Silicon Image patent claims. Silicon Image is seeking an injunction to halt the sale, manufacture and use of Genesis Microchip’s DVI receiver products and unspecified monetary damages. On December 7, 2001 Silicon Image, Inc. formally moved to withdraw its complaint before the United States ITC and those proceedings have terminated. The case before the United States District Court for the Eastern District of Virginia is pending. Trial was set for January 2003, but the trial was taken off the calendar of the court in December 2002 and has not been rescheduled. Since January 2003, the parties have filed case dispositive motions, which were heard by the court in March 2003. Genesis Microchip is currently awaiting the court’s ruling on these motions, which ruling could result in dismissal of the case against Genesis Microchip on terms that may be favorable or unfavorable to Genesis Microchip, setting the case for trial and/or entry by the court of other orders which we cannot predict. Genesis Microchip believes it has meritorious defenses to Silicon Image’s claims. However, if this suit is resolved in favor of Silicon Image, both Genesis Microchip and its customers could suffer losses. Genesis has entered into agreements, and from time to time in the future, may enter into agreements, to indemnify and hold harmless certain of its customers for damages resulting from this or other litigation. We have made provision for costs associated with this patent litigation in the year ended March 31, 2003 of $9,671,000. However, the future financial impact of this claim is not yet determinable and no other provision has been made in our consolidated financial statements for any future costs associated with this claim.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts are in thousands, except per share data)

On March 14, 2002, Genesis filed a patent infringement lawsuit against Media Reality Technologies, Inc. (“MRT”), SmartASIC Inc., and Trumpion Microelectronics, Inc. (“Trumpion”) in the United States District Court for the Northern District of California. The complaint alleges that certain MRT and Trumpion products, which are sold as video/graphics display controllers, infringe various claims of a Genesis U.S. patent. This patent has also been issued in Japan and Korea and is pending in Taiwan. As part of this lawsuit, Genesis is seeking monetary damages and a permanent injunction that bars MRT and Trumpion from making, using, importing, offering to sell, or selling the allegedly infringing products in the United States. On September 17, 2002, Genesis filed a similar patent infringement complaint against the three companies in the ITC, as discussed below. Except for the counterclaims by MRT discussed below, the Northern District of California case has been stayed pending the outcome of the ITC action. On January 8, 2003, Genesis announced a settlement of its litigation against SmartASIC; the litigation with respect to the other defendants has not been settled. MRT has asserted counterclaims against Genesis, alleging trade secret misappropriation, interference with economic advantage, and unfair practices and competition. Genesis believes MRT’s claims are without merit and intends to vigorously defend against them. The future financial impact of this claim is not yet determinable and no provision has been made in our consolidated financial statements for any future costs associated with these claims.

On September 17, 2002, Genesis filed a patent infringement complaint against MRT, SmartASIC Inc., and Trumpion in the ITC. The Genesis legal action alleges that MRT’s Mascot series products, and Trumpion’s ZURAC and Zipro series products infringe on Genesis’s patented technology. Genesis is seeking an order from the ITC to exclude MRT and Trumpion’s products and other products containing MRT or Trumpion’s products from entry into the United States. On October 15, 2002, the ITC voted to institute an investigation into the complaint. On January 8, 2003, Genesis announced a settlement of its litigation against SmartASIC; the litigation with respect to the other defendants has not been settled. The future financial impact of these claims is not yet determinable and no provision has been made in our consolidated financial statements for any future costs associated with these claims.

On March 10, 2003, Genesis filed a second patent infringement complaint against MRT and Trumpion in the ITC. The Genesis legal action alleges that MRT’s Mascot series products, and Trumpion’s ZURAC and Zipro series products, infringe Genesis’s patented technology. Genesis is seeking an order from the ITC to exclude MRT and Trumpion’s products and other products containing MRT or Trumpion’s products from entry into the United States. On April 8, 2003, the ITC voted to institute an investigation into the complaint. On May 30, 2003, Genesis filed an amended complaint to add Mstar Semiconductor, Inc. (“Mstar”) as a respondent. The ITC has not yet voted to institute an investigation against Mstar. The future financial impact of these claims is not yet determinable and no provision has been made in our consolidated financial statements for any future costs associated with these claims.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts are in thousands, except per share data)

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

Supply arrangements

Genesis subcontracts portions of its semiconductor manufacturing to several suppliers and no product is fabricated by more than one supplier. Genesis has a fixed-term sole source arrangement with a wafer manufacturer for the supply of wafers for its semiconductor products. Should that wafer supplier or any of Genesis’s packaging or testing subcontractors cease to be available, management believes that this would have a material adverse effect on Genesis’s business, financial condition and results of operations. Genesis has no guarantees of minimum capacity from its suppliers and is not liable for minimum purchase commitments.

17.	Segment information

Genesis operates and tracks its results in one operating segment. Genesis designs, develops and markets integrated circuits that manipulate and process digital video and graphic images. The target market is divided into two major categories: flat panel monitors and other.

Market information

Revenues by major product category were as follows:

	Year Ended March 31, 2003	Year Ended March 31, 2002	Year Ended March 31, 2001
Flat panel monitors	$163,213	$145,001	$45,928
Other	31,112	18,369	17,699

	$194,325	$163,370	$63,627

Other revenue includes $92,000 of sub-lease rental income for the year ended March 31, 2003, $829,000 for the year ended March 31, 2002 and $1,030,000 for the year ended March 31, 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts are in thousands, except per share data)

Geographic information

Geographic revenue information is based on the shipment destination. Long-lived assets include property and equipment, as well as intangible assets. Property and equipment information is based on the physical location of the asset while the intangible assets are based on the location of the owning entity.

Revenues from unaffiliated customers by geographic region were as follows:

	Year Ended March 31, 2003	Year Ended March 31, 2002	Year Ended March 31, 2001
United States	$12,760	$6,566	$9,519
China	36,854	24,503	12
Japan	19,836	12,760	9,006
South Korea	77,690	51,411	9,404
Taiwan	32,462	62,857	29,958
Rest of world	14,723	5,273	5,728

	$194,325	$163,370	$63,627

Net long-lived assets by country were as follows:

	March 31, 2003	March 31, 2002
United States	$233,053	$251,571
Canada	4,637	5,123
Rest of world	1,592	1,196

	$239,282	$257,890

Concentration information

For the years ended March 31, 2003 and 2002, two customers each accounted for more than 10% of total revenues. For the year ended March 31, 2001, no customer accounted for more than 10% of total revenues.

At March 31, 2003, four customers each represented more than 10% of accounts receivable trade. At March 31, 2002, no customer represented more than 10% of accounts receivable trade.

Genesis subcontracts portions of its semiconductor manufacturing from several suppliers but no product is fabricated by more than one supplier (note 16).

18.	Related party transactions

Genesis won a public auction of the assets of VM Labs, Inc. that culminated in a federal Bankruptcy Court proceeding held on February 28, 2002 (the “Auction”) and Genesis closed the transaction on March 22, 2002 (the “Closing”). Genesis acquired those assets for a price of $13.6 million in cash and the assumption of certain liabilities (note 4). Three directors of Genesis had indirect interests in VM Labs as a result of their relationship with VM Labs’s secured creditor. All three directors divested their interests prior to the Closing without realizing profit except for the receipt of accrued interest on their promissory notes, as described below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts are in thousands, except per share data)

One of the parties bidding at the Auction was Paradise IV, Inc. (“Paradise IV”), a secured credit of VM Labs. Three directors of Genesis, Messrs. Lushtak, Diamond and C.M. Reddy, had interests in Paradise IV. In November 2001, Messrs. Lushtak, Diamond and C.M. Reddy had loaned $1,000,000, $750,000 and $400,000, respectively, to Paradise IV pursuant to promissory notes due June 2002, which accrued interest at an annual rate of 6% and which included warrants to purchase 800,000 shares, 600,000 shares and 320,000 shares, respectively, of common stock of Paradise IV at a price of $.001 per share, representing a total of 24.57% of the fully diluted equity interests in Paradise IV. Also, prior to the Auction, Mr. Lushtak was Chairman of the Board and Chief Executive Officer of Paradise IV and owned 22.86% of the common stock of Paradise IV, which he acquired for an aggregate of $1,600.

At the time that the Genesis Board began its evaluation of the VM Labs assets, Messrs. Lushtak, Diamond and C.M. Reddy disclosed their interest in Paradise IV to the Genesis Board and recused themselves from the evaluation of the VM Labs assets. On the date that the Genesis Board approved the submission of a bid in the Auction, Mr. Lushtak resigned from his positions as Chairman and Chief Executive Officer of Paradise IV, and Paradise IV redeemed all of Mr. Lushtak’s equity interest in Paradise IV at cost. Prior to the Closing, each of Messrs. Lushtak, Diamond and C.M. Reddy (i) delivered his promissory note to Paradise IV for repayment of the face amount of such note plus accrued interest through the date of repayment and (ii) surrendered his warrant to Paradise IV for cancellation. None of Messrs. Lushtak, Diamond or C.M. Reddy received any additional consideration for the cancellation of their notes or the surrender of their warrants.

In November 2001, Assured Space Access Corporation (“Assured Space Access”) loaned $500,000 to Paradise IV, and received a warrant to purchase 400,000 shares of common stock of Paradise IV, on similar terms as the notes and warrants discussed above. Mr. Lushtak does not control Assured Space Access, although he and his wife together own approximately 13% of the equity in Assured Space Access, and Mr. Lushtak is a director of that company. Also in November 2001, Lushtak Family Limited Partnership I loaned $500,000 to Paradise IV, and received a warrant to purchase 400,000 shares of common stock of Paradise IV, on similar terms as the notes and warrants discussed above. The adult sons of Mr. Lushtak, none of whom reside with him, are partners in the partnership. Mr. Lushtak does not have an economic interest in the partnership and does not control any voting rights or dispositive rights with respect to the partnership.

19.	Deferred merger-related costs

On March 17, 2003, Genesis entered into an agreement to merge with Pixelworks, Inc. (“Pixelworks”). Under the terms of that agreement, each outstanding share of Genesis common stock will automatically convert into the right to receive 2.3366 shares of Pixelworks common stock, all Genesis stock options will be assumed by Pixelworks at the same exchange ratio of 2.3366 and Genesis will become a wholly owned subsidiary of Pixelworks. The transaction is subject to approvals by the shareholders of Genesis and Pixelworks, receipt of necessary approvals under United States and applicable foreign antitrust laws and other customary closing conditions.

It is expected that the transaction will be accounted for such that Genesis will be the acquiring entity and Pixelworks will be the acquired entity, since the stockholders of Genesis will hold approximately 62% of the shares of the combined company. Consequently, upon completion of the acquisition, costs incurred by Genesis related to this transaction will form part of the purchase price of Pixelworks for accounting purposes. Costs incurred by Genesis related to this transaction to March 31, 2003 were $2.5 million, and have been deferred and included in other long-term assets.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

Not applicable.

Item 10.    Directors and Executive Officers:

The information required by this item with respect to directors is incorporated by reference from our proxy statement prepared in connection with our 2003 annual meeting of stockholders. The information for this item can be found under the caption, “Directors.”

The information required by this item with respect to executive officers is incorporated by reference from Item 1 of this report. That information can be found under the caption, “Executive Officers.”

The information required by this item with respect to Section 16(a) beneficial ownership reporting compliance is incorporated by reference from our proxy statement prepared in connection with our 2003 annual meeting of stockholders. The information for this item can be found under the caption, “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.    Executive Compensation:

The information required by this item is incorporated by reference from our proxy statement prepared in connection with our 2003 annual meeting of stockholders. The information for this item can be found under the caption, “Compensation and Other Information Concerning Officers.”

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

The information required by this item is incorporated by reference from our proxy statement prepared in connection with our 2003 annual meeting of stockholders. The information for this item can be found under the captions, “Security Ownership by Our Directors, Officers and Principal Stockholders,” and “Equity Compensation Plan Information.”

Item 13.    Certain Relationships and Related Transactions:

The information required by this item is incorporated by reference from our proxy statement prepared in connection with our 2003 annual meeting of stockholders. The information for this item can be found under the caption, “Significant Relationships and Transactions with Directors, Officers or Principal Stockholders.”

PART III

Item 14.    Controls and Procedures:

(a)	Evaluation of disclosure controls and procedures. Based on their evaluation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this annual report, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others, particularly during the period in which this annual report was being prepared.

(b)	Changes in internal controls. In the fourth quarter of the fiscal year ended March 31, 2003, our board of directors implemented the following significant changes in the company’s internal controls that could significantly affect these controls subsequent to the date of their implementation: (i) our board of directors created a corporate governance committee of non-employee directors of the board to meet periodically during each fiscal quarter with company management to enhance communication between company management and the board, with the corporate governance committee to have ongoing oversight responsibility; and (ii) our board of directors enhanced our contract execution policy to provide for additional specificity as to the procedures company management must follow prior to entering into agreements on behalf of the company.

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

Item 15.    Principal Accountant Fees and Services:

On November 8, 2002, the audit committee of the board of directors approved the use of the company’s auditors, KPMG LLP, for certain tax planning and compliance services.

PART IV

Item 16.    Exhibits, Financial Statement Schedules and Reports on Form 8-K:

(a) Documents filed with this report:

1. Consolidated Financial Statements.

The following consolidated financial statements and related auditors’ report are incorporated in Item 8 of this report:

•	Independent Auditors’ Report.

•	Consolidated Balance Sheets at March 31, 2003 and 2002.

•	Consolidated Statements of Operations for the years ended March 31, 2003, March 31, 2002 and March 31, 2001.

•	Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2003, March 31, 2002 and March 31, 2001.

•	Consolidated Statements of Cash Flows for the years ended March 31, 2003, March 31, 2002 and March 31, 2001.

•	Notes to Consolidated Financial Statements

Selected Quarterly Financial Data is incorporated in Item 7 of this report and by reference in Item 8 of this report.

2. Consolidated Financial Statement Schedules.

Consolidated financial statement schedules have been omitted because they are not applicable or are not required, or because the required information is included in the Consolidated Financial Statements and Notes thereto which are included herein.

3. Exhibits.

The exhibits listed in the Exhibit Index are filed as a part of this report on Form 10-K.

(b) Reports on Form 8-K:

During the three months ended March 31, 2003 we filed the following current reports on Form 8-K:

On February 14, 2003 we filed certifications by our Chief Executive Officer and Chief Financial Officer regarding our Form 10-Q for the period ended December 31, 2002, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

On March 20, 2003 we filed an Agreement and Plan of Merger, dated as of March 17, 2003, among Genesis Microchip Inc., Display Acquisition Corporation and Pixelworks, Inc., and a joint press release of Genesis Microchip Inc. and Pixelworks, Inc. issued on March 17, 2003 in connection with a proposed business combination of Genesis and Pixelworks.

SIGNATURES

The following authorized person has signed this report on our behalf, as required by Section 13 or 15(d) of the Securities Exchange Act of 1934.

GENESIS MICROCHIP INC.

By:	/S/ ERIC ERDMAN
Eric Erdman Chief Financial Officer, Secretary and Director

Date: June 20, 2003

This report has been signed by the following persons in the capacities and on the dates indicated as required by the Securities Exchange Act of 1934.

Name	Title	Date

/S/ JAMES E. DONEGAN James E. Donegan	Chairman and Chief Executive Officer	June 20, 2003

/S/ ERIC ERDMAN Eric Erdman	Chief Financial Officer, Secretary and Director	June 20, 2003

/S/ TIM CHRISTOFFERSEN Tim Christoffersen	Director	June 20, 2003

/S/ JEFFREY DIAMOND Jeffrey Diamond	Director	June 20, 2003

/S/ GEORGE A. DUGUAY George A. Duguay	Director	June 20, 2003

/S/ ROBERT H. KIDD Robert H. Kidd	Director	June 20, 2003

/S/ ALEXANDER S. LUSHTAK Alexander S. Lushtak	Director	June 20, 2003

/S/ CHANDRASHEKAR M. REDDY Chandrashekar M. Reddy	Director	June 20, 2003

CERTIFICATIONS

Genesis Microchip Inc.

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, James E. Donegan, Chief Executive Officer of Genesis Microchip Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Genesis Microchip Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report was being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 20, 2003	By:	/s/ JAMES E. DONEGAN
James E. Donegan Chief Executive Officer

Genesis Microchip Inc.

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Eric Erdman, Chief Financial Officer of Genesis Microchip Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Genesis Microchip Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the Audit Committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 20, 2003	By:	/s/ ERIC ERDMAN
Eric Erdman Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1(1)	Agreement and Plan of Merger and Reorganization, dated as of September 27, 2001, by and between Genesis Microchip Incorporated and Sage, Inc.

2.2(1)	Share Exchange and Arrangement Agreement and Plan of Arrangement by and among the Registrant, Genesis Microchip Nova Scotia Corp., and Genesis Microchip Incorporated.

2.3(2)	Agreement and Plan of Merger, dated as of March 17, 2003, among Genesis Microchip Inc., Display Acquisition Corporation and Pixelworks, Inc. (with Forms of Voting Agreements).

3.1(1)	Certificate of Incorporation of the Registrant.

3.2(3)	Amended and Restated Bylaws of the Registrant.

3.3(4)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.

4.1(1)	Form of Common Stock Certificate of the Registrant.

4.2(4)	Preferred Stock Rights Agreement, dated as of June 27, 2002, between the Registrant and Mellon Investor Services, L.L.C., as amended on March 16, 2003.

10.1(5)	Agreement, dated January 20, 1997, between Yves Faroudja and Faroudja Laboratories, Inc.

10.2(3)	Employment agreement dated March 18, 2002 with Eric Erdman.

10.3(6)*	Offer of employment to James E. Donegan dated June 25, 2002.

10.4(6)*	Settlement Agreement and Release with Amnon Fisher.

10.5*	Offer Letter of Employment with Anders Frisk, dated February 15, 2000.

10.6*	Offer Letter of Employment with Matthew Ready, dated April 12, 2000.

10.7*	Offer Letter of Employment from Paradise Electronics, Inc. to Mohammad Tafazzoli, dated February 17, 1998.

10.8(7)*	Form of Change of Control Severance Agreement (as entered into between Genesis and, among others, each of Anders Frisk, Matthew Ready and Mohammad Tafazzoli).

10.9*	Separation Agreement and Release with Chandrashekar Reddy.

10.10*	Consulting Agreement with Chandrashekar Reddy.

10.11(8)*	1987 Stock Option Plan.

10.12(8)*	1997 Employee Stock Option Plan.

10.13*	1997 Employee Stock Purchase Plan, as last amended on September 17, 2002.

10.14(8)*	1997 Non-Employee Stock Option Plan.

10.15(8)*	2000 Nonstatutory Stock Option Plan.

10.16(8)*	2001 Nonstatutory Stock Option Plan.

10.17(8)*	Paradise Electronics, Inc. 1997 Employee Stock Option Plan.

10.18(8)*	Sage, Inc. Second Amended and Restated 1997 Stock Plan.

10.19*	2001 Employee Stock Purchase Loan Plan (for non-officers).

10.20	Lease Termination Agreement with 1601 McCarthy Boulevard, L.L.C. regarding premises located in Milpitas, California.

21	Subsidiaries.

23.1	Consent of KPMG LLP.

99.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by (i) James E. Donegan, Chief Executive Officer of the Company, and (ii) Eric Erdman, Chief Financial Officer of the Company.

99.2	Section entitled “Risk Factors” of the Registration Statement on Form S-4 filed by Pixelworks, Inc. with the Securities and Exchange Commission on April 18, 2003, as amended.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-72202) filed with the Securities and Exchange Commission on October 25, 2001, as amended.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2003.
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 1, 2002, as amended.

(4)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on June 28, 2002, as amended.

(5)	Incorporated by reference to Faroudja Laboratories, Inc.’s Form S-1 (File No. 333-32375) filed with the Securities and Exchange Commission on July 30, 1997, as amended.

(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002.

(7)	Incorporated by reference to Registration Statement on Form S-4 filed by Pixelworks, Inc. with the Securities and Exchange Commission on April 18, 2003, as amended.

(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the

Securities and Exchange Commission on February 21, 2003.

* Identifies a management contract or compensatory plan of arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.