Form 10-K/A
period 2003-03-31
GENESIS MICROCHIP INC /DE
filed 2003-07-29
CIK 1161396

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

Shares of Common Stock, $0.001 par value

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

DOCUMENTS INCORPORATED BY REFERENCE

This Amendment to Form 10-K includes the information required by Items 10, 11, 12 and 13 pursuant to General Instruction G(3). Part II, Item 7 incorporates by reference information from the Form S-4 filed by Pixelworks, Inc. with the Securities and Exchange Commission on April 18, 2003, as amended on July 3, 2003, a copy of which information is attached as an exhibit to this Amendment to Form 10-K.

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

Trademarks

Genesis with its logo™, Genesis Display Perfection™, SmartSCAN®, RealColor®, Real Recovery™, Ultra-Reliable DVI®, Faroudja®, Nuon® and DCDi by Faroudja® are our trademarks or registered trademarks. This report also refers to the trademarks of other companies.

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

Customers, sales and marketing

We sell and market our products directly to customers, through regional sales representatives and through distributors. Our sales and marketing personnel work closely with customers, industry leaders, sales representatives and our distributors to define features, performance, price and market timing of new products. In China, South Korea and Taiwan we sell our products through our local sales and technical support offices. In North America we sell through technically trained sales representatives and distributors. In Europe, we sell our products through distributors. In Japan, we sell our products through both technically trained sales representatives and through distributors. Regardless of the sales channels used, we provide technical support and design assistance directly to our customers. We focus on developing long-term customer relationships with both system manufacturers and equipment manufacturers.

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

Executive Officers

The following table lists the names and positions held by each of our executive officers as of July 20, 2003:

Name	Age	Position
Eric Erdman	45	Interim Chief Executive Officer; Chief Financial Officer, Secretary and Director
Tzoyao Chan	50	Senior Vice President, Engineering
Anders Frisk	47	Chief Operating Officer
Ken Murray	52	Vice President, Human Resources
Matthew Ready	44	Senior Vice President, Sales
Mohammad Tafazzoli	43	Vice President, Operations

Eric Erdman was named Interim Chief Executive Officer effective July 20, 2003. Mr. Erdman has served as Chief Financial Officer since March 2002 and previously held the position from December 1997 to February 2002. Mr. Erdman has served as Secretary since June 2002 and in the period from October 1995 to February 2002. Mr. Erdman became a Director on May 13, 2003 and previously served as a Director from October 1995 to September 1996. From March 2002 to June 2002 Mr. Erdman served as Assistant Secretary. Mr. Erdman joined Genesis in July 1995 as Director, Finance and Administration and served as Vice President, Finance and Administration from July 1996 to May 1999. Mr. Erdman holds a Bachelor of Mathematics degree from the University of Waterloo, and he is a member of the American Institute of Certified Public Accountants and of the Canadian Institute of Chartered Accountants.

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

Item 3.    Legal Proceedings:

On April 24, 2001, Silicon Image, Inc. (“Silicon Image”) filed a patent infringement lawsuit against Genesis in the United States District Court for the Eastern District of Virginia and simultaneously filed a complaint before the United States International Trade Commission (“ITC”) in Washington, D.C. The complaint and suit alleged that certain Genesis products that contain digital receivers infringe various Silicon Image patent claims. Silicon Image was seeking an injunction to halt the sale, manufacture and use of Genesis’s DVI receiver products and unspecified monetary damages. On December 7, 2001 Silicon Image formally moved to withdraw its complaint before the United States ITC and those proceedings have terminated. The trial in the case before the United States District Court for the Eastern District of Virginia was set for January 2003, but the trial was taken off the calendar of the court in December 2002. Beginning in January 2003, the parties filed case dispositive motions, which were heard by the court in March 2003. On July 15, 2003, the court ruled that Genesis and Silicon Image have settled their disputes based on a Memorandum of Understanding, or MOU, signed on December 18, 2002. The court’s opinion states that the MOU is a binding settlement agreement. The MOU states that Genesis has received a license for the right to use non-necessary claims under the Digital Visual Interface (DVI) Adopters Agreement and allows Genesis to receive a license to the non-necessary claims under the High-Definition Multimedia Interface (HDMI) Adopters Agreement. In addition, the MOU provides that Genesis has been granted a license to expand use of necessary claims in the DVI Adopters Agreement to the consumer electronics marketplace. The court’s opinion states that Genesis will pay Silicon Image a monetary settlement, license fee and running royalties on all DVI and HDMI products. The MOU further states that the companies will cooperate, support and promote interoperability of DVI and HDMI. We have made provision for costs associated with patent litigation in the year ended March 31, 2003 of $9,671,000. We do not expect to incur any running royalties for at least the next year as a result of the court’s ruling. However, the future financial impact arising from any appeal or other legal actions related to the dispute is not yet determinable and no other provision has been made in our consolidated financial statements for any future costs associated with this claim.

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

On March 10, 2003, Genesis filed a second patent infringement complaint against MRT and Trumpion in the ITC. The Genesis legal action alleges that MRT’s Mascot series products, and Trumpion’s ZURAC and Zipro series products, infringe Genesis’s patented technology. Genesis is seeking an order from the ITC to exclude MRT and Trumpion’s products and other products containing MRT or Trumpion’s products from entry into the United States. On April 8, 2003, the ITC voted to institute an investigation into the complaint. On May 30, 2003, Genesis filed an amended complaint to add Mstar Semiconductor, Inc. (“Mstar”) as a respondent. On July 22, 2003, the ITC released its order adding Mstar to that complaint. The future financial impact of these claims is not yet determinable and no provision has been made in our consolidated financial statements for any future costs associated with these claims.

On November 7, 2002, a putative securities class action captioned Kuehbeck v. Genesis Microchip et al., Civil Action No. 02-CV-05344, was filed against Genesis, former Chief Executive Officer Amnon Fisher, and Interim Chief Executive Officer and Chief Financial Officer Eric Erdman, and amended on July 3, 2003 to include Chief Operating Officer Anders Frisk (collectively the “Individual Defendants”) in the United States District Court for the Northern District of California. The complaint alleges violations of Section 10(b) of the Securities and Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder against Genesis and the Individual Defendants, and violations of Section 20(a) of the Exchange Act against the Individual Defendants. The complaint seeks unspecified damages on behalf of a purported class of purchasers of Genesis’s common stock between April 29, 2002 and June 14, 2002. Genesis believes that it has meritorious defenses to these lawsuits and will defend the litigation vigorously. The future financial impact of this claim is not yet determinable and no provision has been made in our consolidated financial statements for any future costs associated with this claim.

On September 20, 2002, Genesis Microchip received a letter from a lawyer representing former executive officer Arun Johary alleging, among other things, that he was wrongly precluded from exercising his options and selling his shares of Sage, Inc. and later Genesis Microchip in connection with the acquisition of Sage by Genesis Microchip. Mr. Johary alleges that as a combined result of certain decisions not to allow him to sell his shares, he suffered a total economic loss of approximately $4.1 million dollars. On April 25, 2003, Mr. Johary filed a demand for arbitration with the American Arbitration Association regarding the same issues raised in his letter. The demand for arbitration alleges fraud, deceit and misrepresentation, omission of material fact, breach of fiduciary duty, negligence and breach of contract against Genesis, Sage and former Chief Executive Officer Amnon Fisher. Genesis Microchip believes Mr. Johary’s claims are without legal merit. The Company is currently in settlement negotiations with Mr. Johary.

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

PART II

Item 5.    Market for Our Common Stock and Related Stockholder Matters:

Market information

Our common stock trades on the Nasdaq National Market under the symbol “GNSS.” We have not listed our stock on any other markets or exchanges. The following table shows the high and low closing prices for our common stock as reported by the Nasdaq National Market:

	High	Low
2001 Calendar year
First Quarter	$18.88	$9.31
Second Quarter	$37.40	$8.38
Third Quarter	$36.00	$19.70
Fourth Quarter	$69.81	$26.70
2002 Calendar year
First Quarter	$72.51	$23.49
Second Quarter	$28.40	$7.72
Third Quarter	$9.31	$5.64
Fourth Quarter	$21.41	$6.40
2003 Calendar year
First Quarter	$18.15	$10.49
Second Quarter	$19.02	$13.05
Third Quarter (to July 15)	$16.16	$14.26

As of July 15, 2003, we had approximately 215 common stockholders of record and a substantially greater number of beneficial owners.

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
Weighted average number of shares of common stock outstanding:
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

On February 19, 2002, we acquired all of the outstanding shares of Sage, Inc. in exchange for 8,819,120 of our shares of common stock. Sage, a public company, designed, developed and marketed digital display and video processors. We also assumed the remaining outstanding stock options of Sage, which were converted to options to purchase 1,407,128 shares of our common stock. The aggregate purchase price was approximately $296.7 million, consisting of our common stock valued at approximately $241.5 million, our stock options valued at approximately $31.9 million, and direct acquisition costs estimated at approximately $23.3 million.

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

Research and Development.    Research and development expenses include costs associated with research and development personnel, development tools and prototyping costs. Research and development expenses for the year ended March 31, 2003 increased to $38.1 million from $21.8 million in the year ended March 31, 2002 and from $17.4 million in the year ended March 31, 2001. These expenses represented 19.6% of total revenues in the 2003 fiscal year, 13.3% of total revenues in the 2002 fiscal year and 27.4% of total revenues in fiscal 2001. The increase in absolute dollars in each year reflects greater personnel costs associated with an expansion in our research and development activities, increased prototype and pre-production expenses of new products. In particular, the increase in expenses in fiscal 2003 and to a lesser extent in fiscal 2002 resulted from increased research and development activities following our acquisition of Sage, including an increase in non-cash stock-based compensation charges. These charges amounted to $5.4 million in fiscal 2003 and $510,000 in fiscal 2002. The increase in expenses as a percentage of total revenues in fiscal 2003 resulted from the faster rate of growth in research and development expenses compared to growth in total revenues.

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

	Three months ended
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
Weighted average number of shares of common stock outstanding:
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

Period-to-period comparisons of our operating results should not be relied upon as an indication of future performance. It is likely that in some future period our operating results or business outlook will be below the expectations of securities analysts or investors, which would likely result in a significant reduction in the market price for our shares of common stock.

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

Net cash used by financing activities was $4.6 million for the year ended March 31, 2003. Cash was used primarily for the repurchase of shares of our common stock for $3.1 million and the repayment of a long-term lease obligation for $7.3 million, offset by amounts received for the purchase of shares of common stock under our stock purchase and stock option plans totaling $5.9 million. Net cash provided by financing activities for the year ended March 31, 2002 was $37.7 million, and $2.3 million for the year ended March 31, 2001. These consisted primarily of amounts received for the purchase of shares of common stock under our stock purchase and stock option plans.

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

We are involved in certain litigation, including the litigation with Mr. Johary discussed in Item 3 above, that we believe may settle in the second quarter of fiscal year 2004 for total settlement payments by us of $2 million or more. We are currently in settlement discussions with those parties and can give no assurances as to whether any settlements will be reached and, if reached, at what cost.

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

RISK FACTORS

A number of our statements in this report, including those concerning our anticipated revenues, gross profit margins, amortization of intangibles and stock-based compensation, liquidity and business strategy, are forward looking and subject to various known and unknown risks and uncertainties. You should carefully consider the risks described below, elsewhere in this report and in the documents that we have incorporated by reference into this report.

For risks associated with our proposed merger with Pixelworks, Inc., please see the section entitled “Risk Factors” of the Registration Statement on Form S-4 filed by Pixelworks, Inc. with the Securities and Exchange Commission on April 18, 2003, as amended on July 3, 2003. A copy of those risk factors is attached to this report as an exhibit and incorporated herein by reference. Please note that those merger risk factors concerning our litigation with Silicon Image, Inc. are qualified in their entirety by the developments set forth in this report under Item 3, “Legal Proceedings.”

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

We face intense competition and may not be able to compete effectively

The markets in which we operate are intensely competitive and are characterized by technological change, evolving industry standards and rapidly declining average selling prices. We compete with both large companies and start-up companies, including Micronas AG, Macronix International Co., Ltd., Media Reality Technologies, Inc., Mstar Semiconductor, Inc., Philips Semiconductors, a division of Philips Electronics N.V., Pixelworks, Inc., Realtek Semiconductor Corp., Silicon Image, Inc., SmartASIC Inc., ST Microelectronics, Inc., Topro Technology Inc., Trident Microsystems, Inc. and Trumpion Microelectronics, Inc. We anticipate that as the markets for our products develop, our current customers may develop their own products and competition from diversified electronic and semiconductor companies will intensify. Some competitors are likely to include companies with greater financial and other resources than us. Increased competition could harm our business, by, for example, increasing pressure on our profit margins or causing us to lose customers. Also, the federal district court for the Eastern District of Virginia has issued a memorandum opinion which states that we have received a license from Silicon Image, Inc. for certain of their DVI and HDMI patents, and must pay Silicon Image royalties on all of our DVI and HDMI products. This memorandum opinion, if not overturned on appeal or otherwise challenged, could hinder our ability to compete with unlicensed competitors that are not required to pay royalties on competing products.

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

Intellectual property infringement suits brought against us may significantly harm our business

We have been defending claims brought against us by Silicon Image, Inc., alleging that certain of our products that contain digital receivers infringe various Silicon Image patent claims. On July 15, 2003, the court issued its order in the proceeding; see the developments set forth in this report under Item 3, “Legal Proceedings.” This or any future lawsuits could subject us to a permanent injunction preventing us from selling selected products or incurring significant monetary damages. Based on our revenue for the year ended March 31, 2003, approximately 42% of our revenues could be impacted by this patent litigation.

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

Our third-party wafer foundries, third-party assembly and test subcontractors and significant customers are located in an area susceptible to earthquakes

Most of our outside foundries, third-party assembly and test subcontractors are located in Taiwan, which is an area susceptible to earthquakes. In addition, some of our significant customers are located in Taiwan. Damage caused by earthquakes in Taiwan may result in shortages of water or electricity or cause transportation difficulties that could limit the production capacity of our outside foundries or the ability of our subcontractors to provide assembly and test services. Any reduction in production capacity or the ability to provide assembly and test services could cause delays or shortages in our product supply, which would harm our business. Foundries located in Taiwan were responsible for most of our semiconductor product revenues for the year ended March 31, 2003. Customers located in Taiwan were responsible for 17% of our revenues for the year ended March 31, 2003. If future earthquakes damage our customers’ facilities or equipment they could reduce their purchases of our products, which would harm our business. In addition, the operations of suppliers to our outside foundries and our Taiwanese customers could be disrupted by future earthquakes, which could in turn harm our business by resulting in shortages in our product supply or reduced purchases of our products.

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

April 25, 2003, except for Note 16, as to which the date is May 30, 2003	/s/ KPMG LLP
Toronto, Canada	Chartered Accountants

GENESIS MICROCHIP INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31, 2003	March 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$113,138	$106,564
Short-term investments	—	4,802
Accounts receivable trade, net of allowance for doubtful accounts of $493 in 2003 and $391 in 2002	25,587	32,326
Inventory (note 5)	14,269	20,046
Other	6,797	6,185

Total current assets	159,791	169,923
Property and equipment (note 6)	12,770	11,733
Acquired intangibles (notes 4 and 7)	36,933	47,248
Goodwill (notes 4 and 8)	189,579	198,909
Other (note 19)	3,581	578

Total assets	$402,654	$428,391

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,640	$14,318
Accrued liabilities	18,164	14,272
Income taxes payable	722	571
Current portion of lease liability (note 9)	—	1,040
Current portion of loan payable (note 10)	334	89

Total current liabilities	27,860	30,290
Long-term liabilities:
Deferred income taxes (note 14)	961	5,183
Lease liability (note 9)	—	9,019
Loan payable (note 10)	—	328

Total liabilities	28,821	44,820

Stockholders’ equity (notes 3, 4 and 11):
Capital stock:
Preferred stock:
Authorized—5,000 preferred shares, $0.001 par value Issued and outstanding—none at March 31, 2003 and at March 31, 2002	—	—
Common stock:
Authorized—100,000 shares of common stock, $0.001 par value Issued and outstanding—31,184 shares at March 31, 2003 and 31,133 shares at March 31, 2002	31	31
Additional paid-in capital (note 14)	382,587	388,467
Cumulative other comprehensive loss	(94)	(94)
Deferred stock-based compensation (note 4)	(6,809)	(17,587)
Retained earnings (deficit)	(1,882)	12,754

Total stockholders’ equity	373,833	383,571

Total liabilities and stockholders’ equity	$402,654	$428,391

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
Weighted average number of shares of common stock outstanding (note 15):
Basic	31,248	22,025	19,406
Diluted	31,248	24,177	19,884
(1) Amount excludes amortization of acquired developed technology included in amortization of acquired intangibles	$7,700	$865	$—

See accompanying notes to consolidated financial statements.

GENESIS MICROCHIP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Shares of Common Stock		Additional Paid-In Capital	Cumulative Other Comprehensive Loss	Deferred Stock-Based Compensation	Retained Earnings/ (Deficit)	Total Stockholders’ Equity
	Number	Amount
Balances, March 31, 2000	19,140	$72,225	$1,293	$(94)	$(273)	$(7,904)	$65,247
Net income	—	—	—	—	—	2,662	2,662
Issued under stock option and stock purchase plans	419	2,394	—	—	—	—	2,394
Amortization of deferred stock-based compensation	—	—	—	—	86	—	86

Balances, March 31, 2001	19,559	$74,619	$1,293	$(94)	$(187)	$(5,242)	$70,389
Net income	—	—	—	—	—	17,996	17,996
Effect of reorganization (note 3)	—	(74,600)	74,600	—	—	—	—
Acquisition of Sage Inc. (note 4)	8,819	9	273,360	—	(18,370)	—	254,999
Issued under stock option and stock purchase plans	2,755	3	37,876	—	—	—	37,879
Tax benefits associated with non-qualified stock option exercises and disqualifying dispositions	—	—	1,338	—	—	—	1,338
Amortization of deferred stock-based compensation	—	—	—	—	970	—	970

Balances, March 31, 2002	31,133	$31	$388,467	$(94)	$(17,587)	$12,754	$383,571
Net loss	—	—	—	—	—	(14,636)	(14,636)
Finalization of number of shares issued in connection with the acquisition of Sage, Inc.	(215)	—	(5,363)	—	—	—	(5,363)
Repurchase of common stock	(400)	(1)	(3,126)	—	—	—	(3,127)
Issued under stock option and stock purchase plans	666	1	5,927	—	—	—	5,928
Tax benefits associated with non-qualified stock option exercises and disqualifying dispositions	—	—	613	—	—	—	613
Amortization of deferred stock-based compensation	—	—	—	—	6,847	—	6,847
Reversal of deferred stock-based compensation related to terminations	—	—	(3,931)	—	3,931	—	—

Balances, March 31, 2003	31,184	$31	$382,587	$(94)	$(6,809)	$(1,882)	$373,833

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

Genesis believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company records estimated reductions to revenue for customer returns and warranty claims based on historical experience. If actual customer returns or warranty claims increase as a result of future product introductions or changes in product quality, the Company may be required to recognize additional reductions to revenue. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Genesis’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company provides for valuation reserves against its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory valuation reserves may be required. Genesis holds minority equity interests in other companies. The Company may record an investment impairment charge if management believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or the inability to recover the carrying value of the investments that may be less than an investment’s current carrying value, possibly requiring an impairment charge in the future. Genesis provides for costs associated for patent litigation when management believes there is a reasonable basis for estimating those costs. If actual costs associated with patent litigation differ from estimates, additional provision may be required. Genesis performs impairment tests on the carrying value of intangible assets and goodwill. These tests are based on numerous assumptions as to potential future results of the business that are considered to be reasonable at the time those assumptions are made. If any of these assumptions later prove to be incorrect or if management changes its assessment as to their reasonability because of changing business conditions, an impairment charge may be recorded. Genesis records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Should Genesis determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

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

If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets, other than goodwill, are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented in the appropriate asset and liability sections of the balance sheet.

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

Earnings (loss) per share

Basic earnings (loss) per share has been calculated by dividing the net income (loss) for the period available to common stockholders by the weighted average number of shares of common stock outstanding during that period. Basic earnings (loss) per share excludes the dilutive effect of potential shares of common stock such as those issuable on exercise of stock options. Diluted earnings (loss) per share gives effect to all potential shares of common stock outstanding during the period. The weighted average number of diluted shares outstanding is calculated assuming that the proceeds from potential shares of common stock are used to repurchase shares of common stock at the average closing share price in the period.

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

The weighted average fair values of options granted during fiscal 2003, 2002, and 2001 were $7.59, $22.21, and $8.79, respectively.

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

Genesis is entitled to Canadian federal and provincial investment tax credits which are earned as a percentage of eligible current and capital research and development expenditures incurred in each taxation year. Investment tax credits are available to be applied against future income tax liabilities, subject to a ten year carryforward period. Investment tax credits are classified as a reduction of income tax expense for items of a current nature and a reduction of the related asset cost for items of a long-term nature, provided that Genesis has reasonable assurance that the tax credits will be realized.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to our consolidated financial statements.

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

Sage

On February 19, 2002, Genesis issued 8,819,000 shares of common stock for all the outstanding shares of common stock of Sage, Inc. Sage designed, developed and marketed digital display and video processors. Genesis also assumed remaining outstanding stock options that were converted to options to purchase 1,407,000 shares of Genesis common stock. This business combination was accounted for under the purchase method of accounting. The purchase price was approximately $296.7 million, consisting of Genesis common stock valued at approximately $241.5 million, Genesis stock options valued at approximately $31.9 million, and direct acquisition costs estimated at approximately $23.3 million. Common stock was valued at $27.38 per share using the average closing price of Genesis stock for a period of two trading days before and after the announcement date of acquisition, which was September 28, 2001. Stock options were valued using the Black-Scholes option pricing model, applying a weighted average expected life of five years, a weighted average risk-free rate of 2.5%, an expected dividend yield of zero, a volatility of 104% and a deemed fair value of $27.38 per share. The intrinsic value of unvested options, totaling approximately $18.3 million, was recorded as deferred stock-based compensation on the acquisition.

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

Goodwill represents the excess of the purchase price over the fair value of the underlying net identifiable assets. During the year ended March 31, 2003, goodwill was adjusted to reflect the finalization of the number of stock options and shares of common stock issued in connection with the acquisition of Sage, and the finalization of other estimates made at the time of acquisition, including the settlement of an assumed lease obligation (notes 8 and 9).

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

Sage had two products under development at the acquisition date, a display processor semiconductor targeting the LCD multi-media monitor market for PCs and video and next-generation decoder targeting the advanced TV and multi-media projector markets. The development projects ranged from 70% to 95% complete at the date of acquisition. Both development projects had expected completion dates within one year and an estimated cost to complete of $340,000, and have been completed as of March 31, 2003.

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

The intrinsic value of unvested options, totaling approximately $18.4 million, is being amortized to expense over the remaining term of the options, categorized in the statement of operations in accordance with the nature of the service provided by the related employees. Amortization for the year ended March 31, 2003 of $5,420,000 (2002—$510,000) is included in research and development expense and $1,427,000 (2002—$340,000) is included in selling, general and administrative expense. Unamortized deferred stock-based compensation of $3,931,000 related to stock options cancelled during the year ended March 31, 2003 has been recorded as a reduction to additional paid-in capital.

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

1997 Employee Stock Option Plan

The 1997 Employee Stock Option Plan (the “1997 Employee Plan”) provides for the granting to employees of incentive stock options, non-statutory stock options and stock purchase rights for up to 800,000 shares of common stock plus an annual increase to be added on the first day of each fiscal year equal to the lesser of (i) 2,000,000 shares, (ii) 3.5% of the outstanding shares on such date, or (iii) a lesser amount determined by the Board. The exercise price of incentive stock options granted under the 1997 Employee Plan may not be less than 100% (110% in case of any options granted to a person who holds more than 10% of the total combined voting power of all classes of shares of Genesis) of the fair market value of the shares of common stock subject to the option on the date of the grant. The term of each option does not exceed 10 years (five years in the case of any options granted to a person who holds more than 10% of the total combined voting power of all classes of shares of Genesis) and the options vest over four years. As of March 31, 2003, there were 13,000 shares available for grant under the 1997 Employee Plan.

1997 Paradise Stock Option Plan

The 1997 Paradise Stock Option Plan (the “Paradise Plan”) provided for the granting of incentive stock options to employees of Paradise Electronics Inc. (“Paradise”), a wholly owned subsidiary of Genesis, and non-statutory stock options to Paradise employees, directors, and consultants. As a result of the merger of Paradise with Genesis in May 1999, each outstanding option or right to purchase shares of Paradise common stock is exercisable for Genesis shares of common stock, adjusted to reflect the exchange ratio of Genesis shares of common stock for Paradise common stock in the merger. No additional options will be granted under the Paradise Plan. Upon exercise, expiration or cancellation of all of the options granted under the Paradise Plan, this plan will be terminated.

1997 Non-Employee Stock Option Plan

The 1997 Non-Employee Stock Option Plan (the “Non-Employee Plan”) provides for the granting to non-employee directors and consultants of Genesis of options for up to 500,000 shares of common stock. The exercise price of stock options granted under the Non-Employee Plan may not be less than 100% of the fair market value of the shares of common stock subject to the option on the date of the grant. Options granted under the Non-Employee Plan have a term of up to ten years and generally vest over periods of up to two years. As at March 31, 2003, there were 178,000 shares available for grant under the Non-Employee Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts are in thousands, except per share data)

2000 Non-Statutory Stock Option Plan

The 2000 Non-Statutory Stock Option Plan (the “the 2000 Employee Plan”) provides for the granting to employees of non-statutory stock options for up to 1,500,000 shares of common stock plus an annual increase to be added on the first day of each fiscal year equal to the lesser of (i) 2,000,000 shares, (ii) 3.5% of the outstanding shares on such date, or (iii) a lesser amount determined by the Board. The exercise price of stock options granted under the 2000 Employee Plan may not be less than 100% of the fair market value of the shares of common stock subject to the option at the date of grant. The term of the options may not exceed 10 years and the options generally vest over four years. As at March 31, 2003, there were 3,000 shares available for grant under the 2000 Employee Plan.

2001 Non-Statutory Stock Option Plan

The 2001 Non-Statutory Stock Option Plan (the “the 2001 Employee Plan”) provides for the granting to employees of non-statutory stock options for up to 1,000,000 shares of common stock. The exercise price of stock options granted under the 2001 Employee Plan may not be less than 100% of the fair market value of the shares of common stock subject to the option at the date of grant. The term of the options may not exceed 10 years and the options generally vest over four years. As at March 31, 2003, there were 17,000 shares available for grant under the 2001 Employee Plan.

Sage Stock Option Plan

The Sage Stock Option Plan (the “Sage Plan”) provided for the granting of incentive stock options to employees of Sage, a wholly owned subsidiary of Genesis and non-statutory stock options to Sage employees, directors, and consultants. As a result of the purchase of Sage, each outstanding option or right to purchase shares of Sage common stock is exercisable for Genesis shares of common stock, adjusted to reflect the exchange ratio of Genesis shares of common stock to Sage common stock in the purchase and sale agreement.

No additional options will be granted under the Sage Plan. Upon exercise, expiration or cancellation of all of the options granted under the Sage Plan, this plan will be terminated.

Employee Stock Purchase Plan

Genesis has established an employee stock purchase plan under which employees may authorize payroll deductions of up to 15% of their compensation (as defined in the plan) to purchase shares of common stock at a price equal to 85% of the lower of the fair market values as of the beginning or the end of the offering period. The plan provides for the purchase of 500,000 shares of common stock plus an annual increase to restore the number of shares available for purchase under the plan to 500,000. As at March 31, 2003, there were 288,000 shares available for issuance under this plan.

Summary of Stock Options

Details of stock option transactions are as follows:

	Number of options	Option price per share	Weighted average exercise price per share
Balances, March 31, 2000	2,516	$0.17–31.50	$13.50
Issued	3,191	9.25–20.56	14.33
Exercised	(317)	0.17–18.13	4.82
Cancelled	(1,038)	0.78–29.93	15.96

Balances, March 31, 2001	4,352	0.17–31.50	14.28
Issued	1,658	8.95–69.81	31.18
Assumed	1,407	0.99–58.38	17.65
Exercised	(2,596)	0.17–45.07	14.76
Cancelled	(270)	3.42–59.03	21.44

Balances, March 31, 2002	4,551	0.17–69.81	21.03
Issued	3,202	5.64–26.00	8.67
Exercised	(356)	0.17–26.70	10.39
Cancelled	(913)	0.99–68.56	27.48

Balances, March 31, 2003	6,484	$0.17–69.81	$14.52

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts are in thousands, except per share data)

The following table summarizes information concerning outstanding and exercisable options at March 31, 2003:

	Options Outstanding			Options Exercisable
Range of exercise prices per share	Number outstanding	Weighted average remaining life (years)	Weighted average exercise price per share	Number exercisable	Weighted average exercise price per share
$ 0.17 – 7.44	593	8.98	$5.66	54	$1.84
7.45 – 11.16	2,565	8.87	8.13	526	9.40
11.17 – 16.74	1,148	8.52	13.50	344	13.89
16.75 – 25.11	1,332	7.36	18.90	760	18.90
25.12 – 37.67	553	8.07	27.72	271	27.38
37.68 – 69.81	293	8.02	47.49	131	47.30

Total at March 31, 2003	6,484	8.40	$14.52	2,086	$18.13

Total at March 31, 2002	4,551	8.55	$21.03	1,051	$16.35

Total at March 31, 2001	4,352	6.95	$14.28	1,028	$13.39

13.	Restructuring

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

Significant components of Genesis’s deferred tax assets (liabilities) are as follows:

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

The valuation allowance includes $8,358,000 (2002—$8,358,000) arising from acquired losses and research credits, which, if realized, will be credited to goodwill. The valuation allowance also includes $15,573,000 (2002—$15,672,000) of losses arising from stock option deductions of which subsequently recognized tax benefits will be recorded as additional paid in capital. A benefit of $613,000 was realized in 2003 (2002—$1,338,000, 2001—$0) from the application of stock option deduction expense and was credited directly to additional paid-in capital.

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

15.	Earnings (loss) per share

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation:

	Year Ended March 31, 2003	Year Ended March 31, 2002	Year Ended March 31, 2001
Numerator for basic and diluted net income (loss) per share:
Net income (loss)	$(14,636)	$17,996	$2,662

Denominator for basic net income (loss) per share:
Weighted average shares of common stock	31,248	22,025	19,406

Basic net income (loss) per share	$(0.47)	$0.82	$0.14

Denominator for diluted net income (loss) per share:
Weighted average shares of common stock	31,248	22,025	19,406
Stock options and warrants	—	2,152	478

Shares used in computing diluted net income (loss) per share	31,248	24,177	19,884

Diluted net income (loss) per share	$(0.47)	$0.74	$0.13

Anti-dilutive potential shares of common stock excluded from above calculation	5,539	660	2,626

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

Material legal proceedings

On April 24, 2001, Silicon Image, Inc. filed a patent infringement lawsuit against Genesis in the United States District Court for the Eastern District of Virginia and simultaneously filed a complaint before the United States International Trade Commission (“ITC”) in Washington, D.C. The complaint and suit allege that certain Genesis products that contain digital receivers infringe various Silicon Image patent claims. Silicon Image is seeking an injunction to halt the sale, manufacture and use of Genesis Microchip’s DVI receiver products and unspecified monetary damages. On December 7, 2001 Silicon Image formally moved to withdraw its complaint before the United States ITC and those proceedings have terminated. The case before the United States District Court for the Eastern District of Virginia is pending. Trial was set for January 2003, but the trial was taken off the calendar of the court in December 2002 and has not been rescheduled. Since January 2003, the parties have filed case dispositive motions, which were heard by the court in March 2003. Genesis Microchip is currently awaiting the court’s ruling on these motions, which ruling could result in dismissal of the case against Genesis Microchip on terms that may be favorable or unfavorable to Genesis Microchip, setting the case for trial and/or entry by the court of other orders which we cannot predict. Genesis Microchip believes it has meritorious defenses to Silicon Image’s claims. However, if this suit is resolved in favor of Silicon Image, both Genesis Microchip and its customers could suffer losses. Genesis has entered into agreements, and from time to time in the future, may enter into agreements, to indemnify and hold harmless certain of its customers for damages resulting from this or other litigation. We have made provision for costs associated with this patent litigation in the year ended March 31, 2003 of $9,671,000. However, the future financial impact of this claim is not yet determinable and no other provision has been made in our consolidated financial statements for any future costs associated with this claim.

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

Executive officers

The information required by this item with respect to executive officers is incorporated by reference from Item 1 of this report. That information can be found under the caption, “Executive Officers.”

Directors

The following table lists the names and positions held by each of our directors as of July 21, 2003:

Name	Age	Position
Eric Erdman	45	Interim Chief Executive Officer; Chief Financial Officer, Secretary and Director
Tim Christoffersen (1) (3)	61	Director
Jeffrey Diamond (3)	50	Chairman of the Board
George A. Duguay (1) (2)	50	Director
Robert H. Kidd (1)	59	Director
Alexander S. Lushtak (2)	64	Director
Chandrashekar M. Reddy (3)	43	Director

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the corporate governance committee.

For the biography of Eric Erdman, see the description under the caption, “Executive Officers,” in Part I, Item 1 of this report.

Tim Christoffersen was appointed as a Director in August 2002. Mr. Christoffersen served as Chief Financial Officer of NeoParadigm Labs, Inc. from 1998 to 1999 and as Chief Financial Officer of Chips & Technologies, Inc. from 1994 until its sale to Intel Corporation in 1998. Mr. Christoffersen was Executive Vice President, Director and Chief Operating Officer of Resonex, Inc. from 1991 to 1992. From 1986 to 1991, Mr. Christoffersen held several managerial positions with Ford Motor Company. Mr. Christoffersen is a Phi Beta Kappa graduate of Stanford University where he earned a B.A. in Economics. He also holds a Master’s degree in Theology from Union Theological Seminary in New York City.

Jeffrey Diamond was named Chairman of the Board effective July 20, 2003. Mr. Diamond has served as a Director since April 2001. Prior to then, he served as an executive officer and as a consultant to Genesis from its acquisition of Paradise Electronics, Inc. in May 1999 to December 2000. He served as a Director of Paradise from its inception in 1996 and as its Chief Executive Officer from September 1998 until May 1999, when it merged with Genesis.

George A. Duguay has served as a Director since May 1993. Mr. Duguay has served as the President of G. Duguay Services Inc., a partner of Duguay and Ringler Corporate Services, a business providing bookkeeping and corporate secretarial services, since January 1988 and prior to that time served with an affiliated entity from May 1985. Mr. Duguay has served on the Board of Directors of Intrinsyc Software International, Inc., a Canadian provider of software, hardware and network integration solutions, since April 2003. Mr. Duguay also serves as Secretary for MCK Mining Corp. and for European Gold Resources Inc., as Chief Financial Officer and Secretary of Titanium Corporation Inc. and as an officer or director of several private companies.

Robert H. Kidd was appointed as a Director in August 2002. He is President of Location Research Company of Canada Limited, a consulting company. Mr. Kidd served as Chief Financial Officer of Technology Convergence Inc. from 2000 to 2002, of Lions Gate Entertainment Corp. from 1997 to 1998, and of InContext Systems Inc. from 1995 to 1996. He served as Senior Vice President, Chief Financial Officer and Director of George Weston Limited from 1981 to 1995, a partner of Thorne Riddell, Chartered Accountants, a predecessor firm of KPMG LLP, from 1973 to 1981 and as a Lecturer in Finance, Faculty of Management Studies, University of Toronto, from 1971 to 1981. Mr. Kidd has served on several professional committees, including the Toronto Stock Exchange Investors & Issuers Advisory Committee from 1993 to 1998, the Canadian Institute of Chartered Accountants Emerging Issues Committee from 1992 to 1997 and the Canadian Securities Administrators Committee on Conflicts of Interest in Underwriting from 1994 to 1996. He currently serves as a director of several private entities. Mr. Kidd has a B. Commerce from the University of Toronto and an M.B.A. from York University. Mr. Kidd is a Fellow of the Institute of Chartered Accountants of Ontario.

Alexander S. Lushtak has served as a Director since May 1999 and served as our Chairman from April 2001 to June 2002. He is a founder of Paradise Electronics, Inc. and served as its Chairman of the Board from 1996 until May 1999 when it merged with Genesis. From 1993 to 1996 he was the founder and Chairman of the Board of Accent, Inc., a voice recognition company. Mr. Lushtak also serves on the Board of Directors of two private companies.

Chandrashekar M. Reddy joined Genesis as a Director upon its acquisition of Sage, Inc. in February 2002. He served as Vice Chairman and as Executive Vice President, Engineering of Genesis from February 2002 to November 2002. He served as Chairman of the Board and Chief Executive Officer of Sage from its inception in 1994 until its acquisition by Genesis in February 2002. Mr. Reddy has been the Chief Executive Officer of Athena Seminconductors, Inc., a wireless radio products business, since December 2002 and a member of its Board of Directors since January 2002. From 1986 to 1995, Mr. Reddy held several design and program management positions at Intel Corporation. Mr. Reddy received an M.S. in Electrical Engineering from the University of Wisconsin, Madison and a B.S. in Electrical Engineering from the Indian Institute of Technology.

Section 16(a) beneficial ownership reporting compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and any person who owns more than ten percent (10%) of our shares of common stock to file reports of ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission and with us. Based on our review of copies of forms and written representations, we believe that all of our officers, directors and greater than ten percent (10%) stockholders complied with all filing requirements applicable to them for the year ended March 31, 2003, except as follows: On February 18, 2003, Genesis granted Anders Frisk an option to purchase 80,000 shares of common stock, which grant was first reported on a Form 5 filed on May 14, 2003. From May 7, 2002 through May 20, 2002, Chandrashekar Reddy sold a total of 57,500 shares of Genesis common stock, which sales were first reported on a Form 5 filed on May 14, 2003.

Item 11.    Executive Compensation:

Summary compensation table

The following table contains information about compensation paid to our Chief Executive Officers and to our four other most highly compensated executive officers for our fiscal year ended March 31, 2003 and the compensation of those individuals in fiscal years 2002 and 2001, where applicable.

	Fiscal Year	Annual Compensation		Securities Underlying Options (#)	All Other Compensation (1)
Name and Principal Position		Salary	Bonus
James E. Donegan (2) Former President and Chief Executive Officer	2003	$214,823	$—	200,000	$—

Amnon Fisher (3) Former President and Chief Executive Officer	2003 2002 2001	64,695 279,050 258,333	— 144,375 —	— — 175,000	30,536 — —

Eric Erdman (4) Interim Chief Executive Officer; Chief Financial Officer	2003 2002 2001	212,709 144,588 132,267	28,881 51,333 —	70,000 100,000 130,000	— 10,642 —

Anders Frisk Senior Vice President, Marketing	2003 2002 2001	242,633 214,050 200,000	— 74,200 —	137,500 — 110,000	— — —

Matthew Ready (5) Senior Vice President, Sales	2003 2002 2001	204,700 187,793 167,670	19,682 80,000 97,000	53,750 — 195,000	— — —

Mohammad Tafazzoli (6) Vice President, Operations	2003 2002 2001	204,075 189,050 161,461	— 64,750 24,000	60,000 25,000 107,000	— —

(1)	Represents payment for accumulated vacation time.
(2)	Mr. Donegan became Chief Executive Officer on June 26, 2002. This table excludes compensation that he received as a non-employee director included under the caption, “Compensation of directors.” Mr. Donegan resigned from all his positions with the Company effective July 19, 2003.
(3)	Mr. Fisher resigned as Chief Executive Officer effective June 25, 2002. This table includes information only for the period up to that date. For details concerning Mr. Fisher’s severance arrangements, see the description under the caption, “Severance agreement with Mr. Fisher.”
(4)	Mr. Erdman left Genesis in February 2002 and rejoined the Company in March 2002. Mr. Erdman was named Interim Chief Executive Officer effective July 20, 2003.
(5)	Mr. Ready was hired in April 2000.
(6)	Mr. Tafazzoli became an executive officer in June 2000. This table excludes compensation received by him prior to that date.

Employment contracts, termination of employment and change-in-control arrangements

Employment agreement with Mr. Erdman

We entered into an employment letter agreement with Eric Erdman, currently our Interim Chief Executive Officer as well as our Chief Financial Officer, dated March 18, 2002, which provides that if Mr. Erdman is removed from the position of Vice President, Finance and Chief Financial Officer for any reason other than gross misconduct or voluntary resignation, and he is not offered an alternate position that he accepts, Mr. Erdman will be entitled to the following severance benefits: 12 months base salary; the continuation of Company-provided health coverage and benefits until the earlier of 12 months from his date of termination or the date on which he secures alternative employment; immediate vesting of any unvested stock options and up to 18 months to exercise such stock options; and payment of his corporate bonus as if he had achieved 100% of the plan’s objectives, such bonus to be prorated based upon the number of months he was employed by us during the then-current fiscal year.

Employment letter with Mr. Frisk

On February 15, 2000, we entered into an employment letter with Anders Frisk, currently our Chief Operating Officer. In addition to base salary, bonus, car allowance and other benefits, we granted Mr. Frisk an option for 65,000 shares of our common stock that has fully vested, as well as an option for 65,000 shares that vests over 48 months unless there is a sale or merger of Genesis in which our stockholders do not control more than 50% of the surviving entity, in which event the option will vest with respect to at least 50% of the subject shares. In the event that we terminate Mr. Frisk’s employment for any reason other than just cause, we must pay him a lump-sum amount equal to one year of his then-current base salary.

Employment agreement with Mr. Ready

On April 12, 2000, w entered into an employment letter with Mr. Ready, currently our Senior Vice President, Sales. In addition to base salary, bonus, car allowance and other benefits, we granted Mr. Ready an option for 65,000 shares of our common stock that has fully vested, as well as an option for 65,000 shares that vests over 48 months.

Employment agreement with Mr. Tafazzoli

Mr. Tafazzoli, who currently serves as our Vice President, Operations, entered into an employment letter with Paradise Electonics, Inc., dated February 17, 1998, which we assumed upon our acquisition of Paradise. In addition to base salary, bonus and other benefits, Mr. Tafazzoli was granted a stock option that has since fully vested.

Severance agreement with Mr. Donegan

We entered into a Settlement Agreement and Release with Mr. James E. Donegan, our former Chief Executive Officer and President, in connection with his resignation effective July 19, 2003. Under the agreement, Mr. Donegan was entitled to receive as severance a lump-sum payment equal to six months of his base salary, as well as reimbursement for (i) six months of COBRA payments and (ii) legal fees and costs incurred in the preparation of the agreement. Mr. Donegan was also entitled to a maximum of 12 months of additional vesting on his options to purchase 200,000 shares of our common stock, which will continue to vest at the rate of 1/48th per month over a 12-month period subject to certain restrictions, and which may vest immediately upon a change in control of the Company. Mr. Donegan’s right to exercise vested options was also extended to July 31, 2004. Mr. Donegan agreed to release all claims he may have had against the Company. Mr. Donegan also agreed to provisions concerning confidentiality, cooperation in litigation and non-solicitation of our employees and consultants. The agreement terminated our June 2002 employment agreement with Mr. Donegan, under which Mr. Donegan was to receive an annual base salary of $275,000 and was granted options for 200,000 shares of our common stock.

Employment and severance agreements relating to Pixelworks Merger

In addition to certain other officers of Genesis, Messrs. Erdman, Frisk, Ready and Tafazzoli have entered into, or may enter into prior to the merger of Genesis with Pixelworks, change of control severance agreements that will provide certain benefits upon an involuntary termination of employment following the merger. The agreements generally provide that if, within 12 months after the merger, or any other change of control of the combined company following the merger, the executive’s employment is involuntarily terminated and signs a release of claims, then the executive will be entitled to the following severance benefits:

•	12 months (6 months in the case of certain executives) of the executive’s base salary, payable in lump sum;

•	12 months of acceleration of vesting under all stock options, and 12 months of lapsing of Genesis’s right of repurchase with respect to all restricted stock, held by the executive prior to the change of control;

•	the ability to exercise all vested stock options being assumed by Pixelworks that were originally granted to the executive by Genesis prior to the change of control for a period of 2 years following the termination of employment; and

•	health coverage and benefits at the same level of coverage as was provided immediately prior to termination, for up to 12 months (6 months in the case of certain executives) following the termination of employment.

The agreements also generally provide that if, in the second year after the merger, or any other change of control of the combined company following the merger, the executive’s employment is involuntarily terminated, then the executive will be entitled to the following severance benefits:

•	a lump sum payment equal to the product of 100% (50% in the case of certain executives) of the executive’s monthly base salary, multiplied by the number of months remaining in such second year as of the employment termination date;

•	12 months of acceleration of vesting under all stock options, and 12 months of lapsing of Genesis’s right of repurchase with respect to all restricted stock, held by the executive prior to the change of control;

•	the ability to exercise all vested stock options granted to the executive by Genesis prior to the change of control for a period of 2 years following the termination of employment; and

•	health coverage and benefits at the same level of coverage as was provided immediately prior to termination, for that number of months remaining in such second year as of the employment termination date.

The agreement between Anders Frisk and Genesis includes an additional provision stating that if Mr. Frisk’s employment is involuntarily terminated at any time, Mr. Frisk will be entitled to a lump sum payment equal to 12 months of his base salary in effect as of the date of termination.

Also, Eric Erdman has been offered a position, subject to the completion of the merger with Pixelworks, with the combined company but as of yet, no definitive agreements has been reached.

Options granted in the year ended March 31, 2003

The following table contains information about stock option grants made during the year ended March 31, 2003 to our Chief Executive Officers and to our four other most highly compensated executive officers in fiscal 2003. The stock options were granted under our 1997 Employee Stock Option Plan and our 2001 Non-Statutory Stock Option Plan. They have a maximum term of ten years, subject to earlier termination upon cessation of service.

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

Individual grants

	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise Price Per Share	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name					5%	10%
James E. Donegan (1)	200,000	6.5%	$8.15	6/26/12	$2,655,098	$4,227,800
Amnon Fisher (2)	—	—	—	—	—	—
Eric Erdman	70,000	2.3	7.50	07/22/12	855,170	1,361,715
Anders Frisk	57,500	1.9	7.50	07/22/12	702,461	1,118,551
	80,000	2.6	12.39	02/18/13	1,614,560	2,570,918
Matthew Ready	53,750	1.7	7.50	07/22/12	656,648	1,045,602
Mohammad Tafazzoli	60,000	1.9	7.50	07/22/12	733,003	1,167,184

(7)	Mr. Donegan became Chief Executive Officer on June 26, 2002. This table excludes compensation that he received as a non-employee director included under the caption, “Compensation of directors.” Mr. Donegan resigned from all his positions with the Company effective July 19, 2003.
(8)	Mr. Fisher resigned as Chief Executive Officer effective June 25, 2002.

Aggregate option exercises in the last fiscal year and fiscal year end option values

The following table contains information about option exercises for our Chief Executive Officers and our four other most highly compensated executive officers in the year ended March 31, 2003 and their option holdings as of March 31, 2003.

The value of an in-the-money stock option represents the difference between the aggregate estimated fair market value of the underlying stock and the aggregate exercise price of the stock option. We have used the reported closing price of $12.48 per share on The Nasdaq National Market on March 31, 2003 as the estimated fair market value of our common stock in determining the value of unexercised options.

	Shares Acquired Upon Exercise	Value Realized	Number of Securities Underlying Unexercised Options At Fiscal Year End		Value of Unexercised In- the-money Options/SARs at the Fiscal Year End ($)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
James E. Donegan (1)	—	$—	7,500	200,000	$—	$866,000
Amnon Fisher (2)	20,000	146,200	133,833	41,667	192,298	—
Eric Erdman	—	—	92,943	147,500	108,448	348,600
Anders Frisk	—	—	78,022	159,480	111,185	293,550
Matthew Ready	4,792	66,203	44,688	71,355	69,034	267,675
Mohammad Tafazzoli	5,000	68,275	44,762	95,387	47,865	298,800

(1)	Mr. Donegan became Chief Executive Officer on June 26, 2002. This table excludes compensation that he received as a non-employee director included under the caption, “Compensation of directors.” Mr. Donegan resigned from all his positions with the Company effective July 19, 2003.
(2)	Mr. Fisher resigned as Chief Executive Officer effective June 25, 2002.

Compensation committee interlocks and insider participation

The members of our compensation committee during the fiscal year ended March 31, 2003 were Messrs. Duguay and Lushtak. At no time since our formation have any of the members of our compensation committee served as our officers or employees or as officers or employees of any of our subsidiaries. No interlocking relationship exists between our board of directors or its compensation committee and the board of directors or compensation committee of any other company, nor did any interlocking relationships exist during the past fiscal year.

Compensation of directors

Directors who are not our employees receive $5,000 per quarter as a retainer, $1,000 for each meeting of the Board of Directors or committee thereof attended in person and $500 for each meeting attended by teleconference. Non-employee chairmen of committees receive an additional retainer of $1,250 per quarter for serving as a committee chairman, other than the chairman of the audit committee who receives an additional quarterly retainer of $2,500. Directors who are our employees receive no separate compensation for services rendered as a director. All directors are reimbursed for reasonable expenses to attend meetings.

Non-employee directors automatically receive stock options under the terms of our 1997 Non-Employee Stock Option Plan. Upon first joining the board, non-employee directors receive an option to purchase 15,000 shares of our common stock. Those options are granted with an exercise price equal to the closing price of our stock on the last trading day before joining the board. Grants are also made annually on the first day of the month following our annual meeting of stockholders. Each non-employee director receives an option to purchase 5,000 shares of our common stock plus 2,500 shares of our common stock for each committee on which the director serves. The options are granted with an exercise price equal to the closing price of our stock on the day preceding the date of the grant and vest over twelve months. The automatic annual option grants were made on October 1, 2002 at an exercise price of $7.67 per share. Mr. Christoffersen’s and Mr. Kidd’s initial option grants were made at an exercise price of $6.37 per share on August 8, 2002.

Non-employee directors may also be granted stock options under the terms of our 2000 Non-Statutory Stock Option Plan or our 2001 Non-Statutory Stock Option Plan. Discretionary options were granted from our 2000 Non-Statutory Stock Option Plan on October 22, 2002 at an exercise price of $13.06 per share and vest over twelve months. No other stock option grants were made to non-employee directors in fiscal 2003.

The following table summarizes the retainers and attendance fees and the number of stock option grants that were made to our non-employee directors, in their capacity as non-employee directors, during fiscal 2003:

Name	Initial Option Grants	Automatic Annual Grants	Discretionary Option Grants	Retainers and Attendance Fees
Tim Christoffersen	15,000	7,500	10,000	$29,583
Jeffrey Diamond	—	5,000	10,000	42,000
James E. Donegan (1)	—	—	—	13,000
George A. Duguay	—	10,000	10,000	45,250
Robert H. Kidd	15,000	7,500	10,000	27,333
Alexander S. Lushtak	—	7,500	10,000	44,000
Chandrashekar M. Reddy (2)	—	5,000	—	19,750
N. Damodar Reddy (3)	—	—	—	15,167

(1)	For the period prior to Mr. Donegan becoming an employee in June 2002. Excludes his compensation included under the caption, “Compensation and other information concerning officers,” for services rendered in his capacity as President and Chief Executive Officer. Mr. Donegan resigned from all his positions with the Company effective July 19, 2003.
(2)	Only for the period after Mr. C.M. Reddy ceased to be an employee in November 2002.
(3)	Mr. N.D. Reddy resigned as a director in July 2002.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

The following table contains information about the beneficial ownership of our common stock as of July 15, 2003, for:

•	each of our current directors, as well as our Chief Executive Officer as of March 31, 2003(1) (2) and our other four most highly compensated executive officers during the fiscal year ended March 31, 2003;

•	all of our directors and executive officers as a group(1) (2) and.

•	all persons known by us to be beneficial owners of more than five percent (5%) of our outstanding stock.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Securities and Exchange Act of 1934 and the information is not necessarily indicative of beneficial ownership for any other purpose. Under Rule 13d-3 beneficial ownership includes any shares over which the individual or entity has voting power or investment power and any shares that the individual has the right to acquire within 60 days of July 15, 2003 through the exercise of any stock options. Unless indicated, each person or entity either has sole voting and investment power over the shares shown as beneficially owned or shares those powers with his spouse, except that all of our directors who were directors on March 17, 2003 have entered into voting agreements with Pixelworks, Inc. obligating them to vote in favor of adoption of the Agreement and Plan of Merger of the same date. See Item 1 under the caption, “Overview.”

The number of options exercisable within 60 days of July 15, 2003 is shown in the first column of the table and is included in the total number of shares of common stock beneficially owned shown in the second column. The percentage of shares beneficially owned is computed on the basis of 31,682,270 shares of common stock outstanding on July 15, 2003.

Unless otherwise indicated, the principal address of each stockholder listed below is c/o Genesis Microchip Inc., 2150 Gold Street, Alviso, California 95002.

Directors and Executive Officers (1) (2):	Number of Shares of Common Stock Issuable Pursuant to Options	Total Number of Shares of Common Stock Beneficially Owned	Percentage of Outstanding Common Stock
Barclays Global Investors, N.A. (3) 45 Fremont Street San Francisco, CA 94105-2228	—	2,043,052	6.4%
James E. Donegan (2)	65,833	65,833	*
Eric Erdman	124,817	129,305	*
Anders Frisk	102,865	105,446	*
Matthew Ready	66,017	69,312	*
Mohammad Tafazzoli	71,065	73,259	*
Tim Christoffersen	10,208	10,208	*
Jeffrey Diamond (4)	29,582	44,136	*
George A. Duguay	33,333	33,333	*
Robert H. Kidd	15,208	15,208	*
Alexander S. Lushtak	47,708	47,708	*
Chandrashekar M. Reddy	63,013	337,068	1.1%
Current Directors and Executive Officers as a group (13 persons) (1) (2)	783,809	1,113,276	3.4%

*	Less than one percent (1%)
(1)	Mr. Fisher resigned as Chief Executive Officer effective June 25, 2002. Beneficial ownership information concerning Mr. Fisher is not included in this table.
(2)	Mr. Donegan resigned from all his positions with the Company effective July 19, 2003. Beneficial ownership information concerning Mr. Donegan is included in this table. The number of shares that Mr. Donegan will have the right to acquire within 60 days of July 15, 2003 pursuant to outstanding options will be subject to Mr. Donegan’s continued compliance with the provisions of his severance agreement. See the disclosure in Item 11 under the caption, “Severance Agreement with Mr. Donegan.”
(3)	The ownership information set forth in this table is based on information contained in a joint statement on Schedule 13G, filed February 12, 2003, by entities affiliated with Barclays Global Investors, NA. Barclays Global Investors, NA, is deemed to be the beneficial owner of 1,844,453 shares and has sole voting and dispositive power with respect to such shares. Barclays Global Fund Advisors is deemed to be the beneficial owner of 179,483 shares and has sole voting and dispositive power with respect to such shares. Barclays Capital Investments is deemed to be the beneficial owner of 19,116 shares and has sole voting and dispositive power with respect to such shares.
(4)	Includes 14,554 shares owned by Diamond Family Trust, a trust established for the benefit of Mr. Diamond and his family.

Changes in control

On March 17, 2003, we entered into an Agreement and Plan of Merger with Pixelworks, Inc., an Oregon corporation, and Display Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Pixelworks. Pursuant to the Agreement, and subject to its terms and conditions, Display Acquisition Corporation will be merged with and into Genesis with Genesis continuing as the surviving corporation and as a wholly owned subsidiary of Pixelworks. As a result of the merger, each issued and outstanding share of Genesis common stock, par value $0.001 per share, will be automatically converted into the right to receive 2.3366 validly issued, fully paid and nonassessable shares of common stock, par value $0.001 per share, of Pixelworks. The consummation of the merger is subject to the approval of the stockholders of Genesis and Pixelworks, receipt of necessary approvals under United States and applicable foreign antitrust laws, SEC clearance and other customary closing conditions. The merger is intended to be a tax-free reorganization under the Internal Revenue Code of 1986, as amended. All of the directors of Genesis who were directors on March 17, 2003 have entered into voting agreements with Pixelworks obligating them to vote in favor of adoption of the Agreement. For a description of employment and severance agreements relating to the proposed merger with Pixelworks, see the description under the caption, “Employment and Severance Agreements relating to Pixelworks Merger.”

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of March 31, 2003 about our common stock that may be issued upon the exercise of options, warrants and rights under our 1997 Employee Stock Purchase Plan described above as well as our seven stock option plans: the 1987 Stock Option Plan, the 1997 Employee Stock Option Plan, the 1997 Non-Employee Stock Option Plan, the 2000 Non-Statutory Stock Option Plan, the 2001 Non-Statutory Stock Option Plan the 1997 Paradise Stock Option Plan and the Sage Stock Option Plan.

The 1997 Paradise Stock Option Plan and the Sage Stock Option Plan, under which we do not grant any new options, were assumed upon our acquisitions of other companies. Our stockholders have not formally approved our 2000 Non-Statutory Stock Option Plan, although they approved an amendment to that plan at the September 14, 2000 annual meeting. Our stockholders have not approved our 2001 Non-Statutory Stock Option Plan. Our stockholders have approved all other plans.

Plan Name and Type	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by stockholders
1997 Employee Stock Purchase Plan	*	*	288,429
1987 Stock Option Plan	4,947	$6.49	—
1997 Employee Stock Option Plan	2,910,807	13.55	13,171
1997 Non-Employee Stock Option Plan	142,813	17.17	178,175

Equity compensation plans not formally approved by stockholders
2000 Non-Statutory Stock Option Plan	1,798,958	12.88	3,206
2001 Non-Statutory Stock Option Plan	712,639	16.08	16,587

Equity compensation plans assumed on acquisitions
1997 Paradise Stock Option Plan	14,137	1.17	—
Sage Stock Option Plan	899,828	19.54	—

Total *	6,484,129	14.52	499,568

*	The number of securities to be issued upon exercise of outstanding rights under the 1997 Employee Stock Purchase Plan and the weighted average exercise price of those securities is not determinable. The 1997 Employee Stock Purchase Plan provides that shares of our common stock may be purchased at a per share price equal to 85% of the fair market value of the common stock on the beginning of the offering period or a purchase date applicable to such offering period, whichever is lower. The closing price per share of our common stock on the Nasdaq National Market on June 30, 2003 (the last trading day of the most recent offering period) was $13.54.

Summaries of the stock option plans not formally approved by our stockholders are as follows:

2000 Non-Statutory Stock Option Plan

Purpose

The purposes of the plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees and consultants and to promote the success of our business.

Administration

The plan provides for administration by our Board of Directors or a committee appointed by the Board and is currently administered by the Compensation Committee of the Board of Directors. All questions of interpretation or application of the plan are determined by the Board of Directors or its appointed committee, and its decisions are final and binding upon all participants. Directors receive no additional compensation for their services in connection with the administration of the plan.

Eligibility to Participate in the Plan

Nonstatutory stock options may be granted to our employees, consultants and directors.

Number of Shares Covered by the Plan

The aggregate number of shares of common stock authorized for issuance under the plan is 1,500,000 shares plus an annual increase to be added on the first day of each fiscal year equal to the lesser of (i) 2,000,000 shares, (ii) 3.5% of the Company’s outstanding shares of common stock on such date, or (iii) a lesser amount determined by the Board.

Awards Permitted under the Plan

The plan authorizes the granting of nonstatutory stock options only.

Terms of Options

The plan’s administrator determines the exercise price of options granted under the plan and the term of those options. The options that are currently outstanding under the plan vest and become exercisable over periods of from one to four years beginning on the grant date. Payment of the exercise price may be made by cash, check, promissory note, other shares of our common stock, cashless exercise, any other form of consideration permitted by applicable law or any combination of the foregoing methods of payment. Options may be made exercisable only under the conditions the Board of Directors or its appointed committee may establish. If an optionee’s employment terminates for any reason, the option remains exercisable for a period fixed by the plan administrator up to the remainder of the option’s term; if a period is not fixed by the plan administrator, the exercise period is three (3) months, or twelve (12) months in the case of death or disability.

Capital Changes

In the event of any changes in our capitalization, such as stock splits or stock dividends, resulting in an increase or decrease in the number of shares of common stock, effected without receipt of consideration by us, appropriate adjustment will be made by us in the number of shares available for future grant and in the number of shares subject to previously granted but unexercised options.

Dissolution or Liquidation

In the event of the proposed dissolution or liquidation of our Company, the option holders will be notified of such event, and the plan administrator may, in its discretion, permit each option to fully vest and be exercisable until ten (10) days prior to such event, at which time the options will terminate.

Merger, Asset Sale or Change of Control

With respect to options granted on or before October 16, 2001 (unless the optionees have consented otherwise), in the event of a merger of our Company with or into another corporation, or any other capital reorganization in which more than fifty percent (50%) of the outstanding voting shares of the Company are exchanged (other than a reorganization effected solely for the purpose of changing the situs of the Company’s incorporation), each outstanding option under the plan will fully vest and be exercisable for a period of ten (10) days prior to the closing of such transaction, and the unexercised options will terminate prior to the closing of such transaction.

With respect to options granted after October 16, 2001 (as well as certain options granted before such date, with the consent of the optionees), in the event of a merger or proposed sale of all or substantially all of the assets of our Company, each outstanding option under the plan will be assumed or an equivalent option substituted by the successor corporation or a parent or subsidiary of the successor corporation. In the event the successor corporation refuses to assume or substitute outstanding options, the plan administrator will notify each optionee that his or her options will vest and be exercisable for a period of twenty (20) days from the date of such notice, and the unexercised options will terminate upon the expiration of such period.

Nonassignability

Options may not be assigned or transferred for any reason (other than upon death), except that the plan administrator may permit options to be transferred during the optionee’s lifetime to members of the optionee’s immediate family or to trusts, LLCs or partnerships for the benefit of such persons.

Amendment and Termination of the Plan

The plan provides that the Board of Directors may amend or terminate the plan without stockholder approval, but no amendment or termination of the plan or any award agreement may adversely affect any award previously granted under the plan without the written consent of the optionee.

Certain United States Federal Income Tax Information

An optionee generally will not recognize any taxable income at the time he or she is granted a nonstatutory stock option. However, upon its exercise, the optionee will recognize ordinary income generally measured as the excess of the then fair market value of the shares purchased over the purchase price. Any taxable income recognized in connection with an option exercise by one of our employees is subject to tax withholding by us. Upon resale of such shares by the optionee, any difference between the sales price and the optionee’s purchase price, to the extent not recognized as taxable income as described above, will be treated as long-term or short-term capital gain or loss, depending on the holding period.

Generally, we will be entitled to a tax deduction in the same amount as the ordinary income realized by the optionee with respect to shares acquired upon exercise of the nonstatutory stock option.

The foregoing is only a summary of the effect of federal income taxation upon the optionee and us with respect to the grant and exercise of options granted under the plan and does not purport to be complete. In addition, the summary does not discuss the tax consequences of an optionee’s death or the income tax laws of any state or foreign country in which the optionee may reside.

2001 Non-Statutory Stock Option Plan

Purpose

The purposes of the plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants and to promote the success of our business.

Administration

The plan provides for administration by our Board of Directors or a committee appointed by the Board and is currently administered by the Compensation Committee of the Board of Directors. All questions of interpretation or application of the plan are determined by the Board of Directors or its appointed committee, and its decisions are final and binding upon all participants. Directors receive no additional compensation for their services in connection with the administration of the plan.

Eligibility to Participate in the Plan

Nonstatutory stock options may be granted to our employees including officers, consultants and directors.

Number of Shares Covered by the Plan

The aggregate number of shares of common stock authorized for issuance under the plan is 1,000,000 shares.

Awards Permitted under the Plan

The plan authorizes the granting of nonstatutory stock options only.

Terms of Options

The plan’s administrator determines the exercise price of options granted under the plan and the term of those options. The options that are currently outstanding under the plan vest and become exercisable over periods of from two to four years beginning on the grant date. Payment of the exercise price may be made by cash, check, promissory note, other shares of our common stock, cashless exercise, a reduction in the amount of any Company liability to the optionee, any other form of consideration permitted by applicable law or any combination of the foregoing methods of payment. Options may be made exercisable only under the conditions the Board of Directors or its appointed committee may establish. If an optionee’s employment terminates for any reason, the option remains exercisable for a period fixed by the plan administrator up to the remainder of the option’s term; if a period is not fixed by the plan administrator, the exercise period is three (3) months, or twelve (12) months in the case of death or disability.

Capital Changes

In the event of any changes in our capitalization, such as stock splits or stock dividends, resulting in an increase or decrease in the number of shares of common stock, effected without receipt of consideration by us, appropriate adjustment will be made by us in the number of shares available for future grant and in the number of shares subject to previously granted but unexercised options.

Dissolution or Liquidation

In the event of the proposed dissolution or liquidation of our Company, the option holders will be notified of such event, and the plan administrator may, in its discretion, permit each option to fully vest and be exercisable until ten (10) days prior to such event, at which time the options will terminate.

Merger, Asset Sale or Change of Control

In the event of a merger or proposed sale of all or substantially all of the assets of our Company, each outstanding option under the plan will be assumed or an equivalent option substituted by the successor corporation or a parent or subsidiary of the successor corporation. In the event the successor corporation refuses to assume or substitute outstanding options, the plan administrator will notify each optionee that his or her options will vest and be exercisable for a period of fifteen (15) days from the date of such notice, and the unexercised options will terminate upon the expiration of such period.

Nonassignability

Options may not be assigned or transferred for any reason (other than upon death), except that the plan administrator may permit options to be transferred during the optionee’s lifetime upon such terms and conditions as the administrator deems appropriate.

Amendment and Termination of the Plan

The plan provides that the Board of Directors may amend or terminate the plan without stockholder approval, but no amendment or termination of the plan or any award agreement may adversely affect any award previously granted under the plan without the written consent of the optionee.

Certain United States Federal Income Tax Information

An optionee generally will not recognize any taxable income at the time he or she is granted a nonstatutory stock option. However, upon its exercise, the optionee will recognize ordinary income generally measured as the excess of the then fair market value of the shares purchased over the purchase price. Any taxable income recognized in connection with an option exercise by one of our employees is subject to tax withholding by us. Upon resale of such shares by the optionee, any difference between the sales price and the optionee’s purchase price, to the extent not recognized as taxable income as described above, will be treated as long-term or short-term capital gain or loss, depending on the holding period.

Generally, we will be entitled to a tax deduction in the same amount as the ordinary income realized by the optionee with respect to shares acquired upon exercise of the nonstatutory stock option.

The foregoing is only a summary of the effect of federal income taxation upon the optionee and us with respect to the grant and exercise of options granted under the plan and does not purport to be complete. In addition, the summary does not discuss the tax consequences of an optionee’s death or the income tax laws of any state or foreign country in which the optionee may reside.

Item 13.    Certain Relationships and Related Transactions:

Severance and consulting agreements with Mr. Reddy

We have entered into a Separation Agreement and Release with Chandrashekar Reddy, our former Executive Vice President, Engineering. Pursuant to that agreement, Mr. Reddy resigned his employment with us effective November 11, 2002 but retained his position as a director of Genesis. As severance for his resignation, Mr. Reddy received severance for a period of six months equal to his previous base salary, as well as a lump-sum payment equal to the value of his previous medical, dental, disability, life insurance, fringe and other benefits under employee welfare plans. In addition, to the extent not already vested, Mr. Reddy was granted full acceleration on options that we assumed from Sage, Inc. with respect to 46,346 shares of our common stock and given a period of 24 months following termination in which to exercise those options. In connection with his resignation, we entered into a Consulting Agreement with Mr. Reddy, pursuant to which we retained Mr. Reddy for a period two months following his resignation, at an amount per month equaling his monthly base salary at the time of his resignation, to advise us on technical and industry-related issues. In addition, Mr. Reddy repaid in full approximately $52,000 owed to us in connection with a loan previously granted to him by Sage.

Severance agreement with Mr. Fisher

We entered into a Settlement Agreement and Release with Mr. Amnon Fisher, our former Chief Executive Officer and President, in connection with his resignation in June 2002. Under the agreement, Mr. Fisher was entitled to receive as severance a lump-sum payment equal to one year’s base salary, as well as reimbursement for (i) one year of COBRA payments, (ii) one year of premiums on a $500,000 term life insurance policy and (iii) legal fees and costs incurred in the preparation of the agreement. Mr. Fisher was also entitled to a maximum of 12 months of additional vesting on his outstanding options to purchase our common stock, which will continue to vest over a 12-month period subject to certain restrictions, and which may vest immediately upon a change in control of the Company. Mr. Fisher’s right to exercise vested options was also extended to July 30, 2003. Mr. Fisher agreed to release all claims he may have had against the Company.

PART III

Item 14.    Controls and Procedures:

(a)	Evaluation of disclosure controls and procedures. Based on their evaluation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this amendment to our annual report, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others, particularly during the period in which this amendment to our annual report was being prepared.

(b)	Changes in internal controls. In the fourth quarter of the fiscal year ended March 31, 2003, our board of directors implemented the following significant changes in the company’s internal controls that could significantly affect these controls subsequent to the date of their implementation: (i) our board of directors created a corporate governance committee of non-employee directors of the board to meet periodically during each fiscal quarter with company management to enhance communication between company management and the board, with the corporate governance committee to have ongoing oversight responsibility; and (ii) our board of directors enhanced our contract execution policy to provide for additional specificity as to the procedures company management must follow prior to entering into agreements on behalf of the company.

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

3.  Exhibits.

The exhibits listed in the Exhibit Index are filed as a part of this report.

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

SIGNATURES

The following authorized person has signed this report on our behalf, as required by Section 13 or 15(d) of the Securities Exchange Act of 1934.

GENESIS MICROCHIP INC.

By:	/s/ ERIC ERDMAN
Eric Erdman Interim Chief Executive Officer; Chief Financial Officer, Secretary and Director

Date: July 29, 2003

This report has been signed by the following persons in the capacities and on the dates indicated as required by the Securities Exchange Act of 1934.

Name	Title	Date

/s/ Eric Erdman Eric Erdman	Interim Chief Executive Officer; Chief Financial Officer, Secretary and Director	July 29, 2003

/s/ TIM CHRISTOFFERSEN Tim Christoffersen	Director	July 29, 2003

/s/ JEFFREY DIAMOND Jeffrey Diamond	Chairman of the Board	July 29, 2003

/s/ GEORGE A. DUGUAY George A. Duguay	Director	July 29, 2003

/s/ ROBERT H. KIDD Robert H. Kidd	Director	July 29, 2003

/s/ ALEXANDER S. LUSHTAK Alexander S. Lushtak	Director	July 29, 2003

/s/ CHANDRASHEKAR M. REDDY Chandrashekar M. Reddy	Director	July 29, 2003

CERTIFICATION

Genesis Microchip Inc.

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Eric Erdman, Interim Chief Executive Officer and Chief Financial Officer of Genesis Microchip Inc., certify that:

1.	I have reviewed this amendment to the annual report on Form 10-K of Genesis Microchip Inc.;

2.	Based on my knowledge, this amendment to the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amendment to the annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this amendment to the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amendment to the annual report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this amendment to the annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this amendment to the annual report (the “Evaluation Date”); and

c)	presented in this amendment to the annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.	I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the Audit Committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	I have indicated in this amendment to the annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 29, 2003	By:	s/ ERIC ERDMAN
Eric Erdman Interim Chief Executive Officer; Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1(1)	Agreement and Plan of Merger and Reorganization, dated as of September 27, 2001, by and between Genesis Microchip Incorporated and Sage, Inc.

2.2(1)	Share Exchange and Arrangement Agreement and Plan of Arrangement by and among the Registrant, Genesis Microchip Nova Scotia Corp., and Genesis Microchip Incorporated.

2.3(2)	Agreement and Plan of Merger, dated as of March 17, 2003, among Genesis Microchip Inc., Display Acquisition Corporation and Pixelworks, Inc. (with Forms of Voting Agreements).

3.1(1)	Certificate of Incorporation of the Registrant.

3.2(3)	Amended and Restated Bylaws of the Registrant.

3.3(4)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.

4.1(1)	Form of Common Stock Certificate of the Registrant.

4.2(4)	Preferred Stock Rights Agreement, dated as of June 27, 2002, between the Registrant and Mellon Investor Services, L.L.C., as amended on March 16, 2003.

10.1(5)	Agreement, dated January 20, 1997, between Yves Faroudja and Faroudja Laboratories, Inc.

10.2(3)	Employment agreement dated March 18, 2002 with Eric Erdman.

10.3(6)*	Offer of employment to James E. Donegan dated June 25, 2002.

10.4(6)*	Settlement Agreement and Release with Amnon Fisher.

10.5(9)*	Offer Letter of Employment with Anders Frisk, dated February 15, 2000.

10.6(9)*	Offer Letter of Employment with Matthew Ready, dated April 12, 2000.

10.7(9)*	Offer Letter of Employment from Paradise Electronics, Inc. to Mohammad Tafazzoli, dated February 17, 1998.

10.8(7)*	Form of Change of Control Severance Agreement (as entered into between Genesis and, among others, each of Anders Frisk, Matthew Ready and Mohammad Tafazzoli).

10.9(9)*	Separation Agreement and Release with Chandrashekar Reddy.

10.10(9)*	Consulting Agreement with Chandrashekar Reddy.

10.11(8)*	1987 Stock Option Plan.

10.12(8)*	1997 Employee Stock Option Plan.

10.13*(9)	1997 Employee Stock Purchase Plan, as last amended on September 17, 2002.

10.14(8)*	1997 Non-Employee Stock Option Plan.

10.15(8)*	2000 Nonstatutory Stock Option Plan.

10.16(8)*	2001 Nonstatutory Stock Option Plan.

10.17(8)*	Paradise Electronics, Inc. 1997 Employee Stock Option Plan.

10.18(8)*	Sage, Inc. Second Amended and Restated 1997 Stock Plan.

10.19(9)*	2001 Employee Stock Purchase Loan Plan (for non-officers).

10.20(9)	Lease Termination Agreement with 1601 McCarthy Boulevard, L.L.C. regarding premises located in Milpitas, California.

10.21	Settlement Agreement and Release with James E. Donegan.

21(9)	Subsidiaries.

23.1	Consent of KPMG LLP.

99.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by (i) James E. Donegan, Chief Executive Officer of the Company, and (ii) Eric Erdman, Chief Financial Officer of the Company.

99.2	Section entitled “Risk Factors” of the Registration Statement on Form S-4 filed by Pixelworks, Inc. with the Securities and Exchange Commission on April 18, 2003, as amended on July 3, 2003 (qualified as set forth on page 18 of this report in Item 7 under the caption, “Risk Factors,” second paragraph).

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-72202) filed with the Securities and Exchange Commission on October 25, 2001, as amended.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2003.
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 1, 2002, as amended.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A12G filed with the Securities and Exchange Commission on August 5, 2002, as amended by the Registrant’s Statement on Form 8-12G/A filed with the Securities and Exchange Commission on March 31, 2003.
(5)	Incorporated by reference to Faroudja Laboratories, Inc.’s Form S-1 (File No. 333-32375) filed with the Securities and Exchange Commission on July 30, 1997, as amended.
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002.
(7)	Incorporated by reference to Registration Statement on Form S-4 filed by Pixelworks, Inc. with the Securities and Exchange Commission on April 18, 2003, as amended.
(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 21, 2003.
(9)	Previously filed as an exhibit to this report on June 20, 2003.

* Identifies a management contract or compensatory plan of arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of this report.