Form 10-Q
period 2003-06-30
GENESIS MICROCHIP INC /DE
filed 2003-08-14
CIK 1161396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒  No ☐

There were 31,446,335 shares of the registrant’s common shares issued and outstanding as of June 30, 2003.

GENESIS MICROCHIP INC.

FORM 10-Q

THREE MONTHS ENDED JUNE 30, 2003

*	No information has been provided because this item is not applicable.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

GENESIS MICROCHIP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share amounts)

	June 30, 2003 (unaudited)	March 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$107,202	$113,138
Accounts receivable trade, net of allowance for doubtful accounts of $472 at June 30 and $493 at March 31	29,457	25,587
Inventories	20,012	14,269
Other	7,249	5,697

Total current assets	163,920	158,691
Property and equipment	11,756	12,770
Acquired intangibles	34,279	36,933
Goodwill	189,579	189,579
Other	6,424	4,681

Total assets	$405,958	$402,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,700	$8,640
Accrued liabilities	18,995	18,164
Income taxes payable	1,244	722
Loans payable	335	334

Total current liabilities	24,274	27,860
Long-term liabilities:
Deferred income taxes	523	961

Total liabilities	24,797	28,821
Stockholders’ equity:
Capital Stock:
Preferred Stock:
Authorized—5,000 preferred shares, $0.001 par value
Issued and outstanding—none at June 30 or March 31
Common Stock:
Authorized—100,000 common shares, $0.001 par value
Issued and outstanding—31,446 shares at June 30 and 31,184 shares at March 31	31	31
Additional paid-in capital	387,549	382,587
Cumulative other comprehensive loss	(94)	(94)
Deferred stock-based compensation	(5,836)	(6,809)
Deficit	(489)	(1,882)

Total stockholders’ equity	381,161	373,833

Total liabilities and stockholders’ equity	$405,958	$402,654

See accompanying notes to condensed consolidated financial statements.

GENESIS MICROCHIP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	June 30, 2003	June 30, 2002
Revenues	$53,887	$41,559
Cost of revenues (1)	30,759	25,491

Gross profit	23,128	16,068

Operating expenses:
Research and development (including non-cash stock-based compensation of $656 in 2003 and $1,339 in 2002)	9,676	9,429
Selling, general and administrative (including non-cash stock-based compensation of $180 in 2003 and $446 in 2002)	9,316	8,697
Amortization of acquired intangibles	2,654	2,665

Total operating expenses	21,646	20,791

Income (loss) from operations	1,482	(4,723)

Interest income	171	388
Imputed interest on lease liability	—	(165)

Net interest income	171	223

Income (loss) before income taxes	1,653	(4,500)
Provision for (recovery of) income taxes	260	(463)

Net income (loss)	$1,393	$(4,037)

Earnings (loss) per share:
Basic	$0.04	$(0.13)
Diluted	$0.04	$(0.13)

Weighted average number of common shares outstanding:
Basic	31,289	31,062
Diluted	32,800	31,062

(1) Amount excludes amortization of acquired developed technology included in amortization of acquired intangibles	$1,925	$1,925

See accompanying notes to condensed consolidated financial statements.

GENESIS MICROCHIP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended
	June 30, 2003	June 30, 2002
Cash flows from operating activities:
Net income (loss)	$1,393	$(4,037)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	1,439	1,333
Amortization of acquired intangibles	2,654	2,665
Non-cash stock-based compensation	836	1,785
Deferred income taxes	(438)	(1,268)
Other	—	194
Change in operating assets and liabilities:
Accounts receivable trade	(3,870)	9,674
Inventories	(5,743)	(10,734)
Other current assets	(452)	(1,300)
Accounts payable	(4,940)	829
Accrued liabilities	831	(3,434)
Income taxes payable	522	715

Net cash used in operating activities	(7,768)	(3,578)

Cash flows from investing activities:
Purchase of short-term investments	—	(3,034)
Proceeds on sales and maturities of short-term investments	—	2,047
Additions to property and equipment	(399)	(3,083)
Other	(2,868)	(176)

Net cash used in investing activities	(3,267)	(4,246)

Cash flows from financing activities:
Proceeds from issue of common stock	5,099	2,550
Repayment of loans payable	—	(55)

Net cash provided by financing activities	5,099	2,495
Effect of currency translation on cash balances	—	5

Decrease in cash and cash equivalents	(5,936)	(5,324)
Cash and cash equivalents, beginning of period	113,138	106,564

Cash and cash equivalents, end of period	$107,202	$101,240

See accompanying notes to condensed consolidated financial statements.

GENESIS MICROCHIP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.    Basis of presentation

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with United States generally accepted accounting principles and according to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Consequently, they do not include all of the information and footnotes required by United States generally accepted accounting principles for a complete set of annual financial statements. These condensed financial statements should be read in conjunction with our financial statements and notes thereto for the year ended March 31, 2003 that are included in our most recent Annual Report on Form 10-K/A filed with the Securities and Exchange Commission. We believe that the accompanying financial statements reflect all adjustments, consisting solely of normal, recurring adjustments, that are necessary for fair presentation of the results for the interim periods presented. The results of operations for the period ended June 30, 2003 are not necessarily indicative of the results to be expected for the full fiscal year or for any other period.

2.    Stock-based compensation

We have elected to follow Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and related interpretations, in accounting for employee stock options. Under APB 25, deferred stock-based compensation is recorded at the option grant date in an amount equal to the excess, if any, of the market value of a share of common stock over the exercise price of the option. Deferred stock-based compensation is amortized on a straight-line basis over the vesting period of the individual options, generally two to four years, in accordance with FASB Interpretation No. 44.

We apply the fair value method of FASB Statement No. 123 (“SFAS 123”), “Accounting for Stock-based Compensation” for valuing options granted to non-employees. Stock compensation expense resulting from the issuance of options to non-employees is recognized as services are performed and the options are earned. There have been no options issued to non-employees during the periods presented. The issuance of shares for consideration that is less than the market value of the shares results in compensation expense equal to the excess of the market value of the shares over the fair value of the consideration received.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements.

SFAS 123 requires the disclosure of pro forma net income and earnings per share had Genesis adopted the fair value method for all stock option grants as of the beginning of its 1996 fiscal year. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from Genesis’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. Genesis’s calculations were made using the Black-Scholes option-pricing model using a dividend yield of 0% and the assumptions noted in the following tables.

Stock Option Plans:

	Three Months Ended
	June 30, 2003	June 30, 2002
Risk-free interest rates	2.5%	4.4%
Volatility	108%	109%
Expected life of option in years	5	5

Employee Stock Purchase Plan:

	Three Months Ended
	June 30, 2003	June 30, 2002
Risk-free interest rates	2.7%	4.4%
Expected life—years	0.5	0.5
Volatility	111%	103%

The weighted average fair values of options granted during the three months ended June 30, 2003 and June 30, 2002 were $12.13 and $8.39, respectively.

Had compensation expense been determined based on the fair value of awards at the grant dates in accordance with the methodology prescribed in SFAS 123, Genesis’s net income and earnings per share for the three months ended June 30, 2003 and June 30, 2002 would approximate the pro forma disclosure as follows:

	Three Months Ended
	June 30, 2003	June 30, 2002
As reported	$1,393	$(4,037)
Stock compensation, as reported	702	1,785
Stock compensation, under SFAS 123	(3,620)	(5,764)

Pro forma	$(1,525)	$(8,016)

Basic earnings (loss) per share:
As reported	$0.04	$(0.13)
Pro forma	$(0.05)	$(0.26)
Diluted earnings (loss) per share:
As reported	$0.04	$(0.13)
Pro forma	$(0.05)	$(0.26)

The effects on pro forma disclosure of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosure in future years.

3.    Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing the net income (loss) in a period by the weighted average number of shares of common stock outstanding during that period. Diluted earnings per share is calculated in order to give effect to all potential shares of common stock issuable during the period on the exercise of outstanding options or warrants. The weighted average number of diluted shares outstanding is calculated by assuming that any proceeds from potential shares of common stock, such as stock options, are used to repurchase shares of common stock at the average market share price in the period.

Per share information calculated on this basis is as follows (in thousands, except per share amounts):

	Three Months Ended
	June 30, 2003	June 30, 2002
Numerator:
Net income (loss)	$1,393	$(4,037)

Denominator for basic earnings (loss) per share-
Weighted average common shares outstanding	31,289	31,062

Basic earnings (loss) per share	$0.04	$(0.13)

Denominator for diluted earnings (loss) per share-
Weighted average common shares outstanding	31,289	31,062
Stock options and warrants	1,511	—

Shares used in computing diluted earnings (loss) per share	32,800	31,062

Diluted earnings (loss) per share	$0.04	$(0.13)

Anti-dilutive potential common shares excluded from above calculation	5,465	4,235

Had we been profitable during the three months ended June 30, 2002, the number of weighted average securities outstanding that would have been added to weighted average shares for purposes of calculating diluted earnings per share would have been (in thousands):

Three Months Ended June 30, 2002

Stock options	$1,813

4.    Segmented information

Market information

Genesis operates and tracks its results in one operating segment. Genesis designs, develops and markets integrated circuits that process digital video and graphic images. The target market is divided into two major categories: flat panel monitors and other. Revenues by major category were as follows (in thousands):

	Three Months Ended
	June 30, 2003	June 30, 2002
Flat panel monitors	$42,306	$33,935
Other	11,581	7,624

	$53,887	$41,559

Other revenue includes $50,000 of sub-lease rental income for the three months ended June 30, 2003. No sub-lease rental income was included in other revenue for the three months ended June 30, 2002.

Geographic information

Geographic revenue information is based on product shipment destination. Long-lived assets include property and equipment, as well as intangible assets. Property and equipment information is based on the physical location of the asset while the intangible assets are based on the location of the owning entity.

Genesis invoices its customers in U.S. dollars. Revenues from unaffiliated customers by geographic region were as follows (in thousands):

	Three Months Ended
	June 30, 2003	June 30, 2002
United States	$3,572	$3,580
China	16,913	6,509
Japan	4,194	7,147
South Korea	13,479	14,126
Taiwan	8,869	7,541
Rest of world	6,860	2,656

	$53,887	$41,559

Net long-lived assets by country of location were as follows (in thousands):

	June 30, 2003	March 31, 2003
United States	$230,103	$233,053
Canada	4,009	4,637
Rest of world	1,502	1,592

	$235,614	$239,282

Long-lived assets include patents, property and equipment, acquired intangible assets and goodwill.

Customer concentration information

The following table shows the percentage of our revenues in each period that was derived from customers who individually accounted for more than 10% of revenues in that period:

	Three Months Ended
	June 30, 2003	June 30, 2002
Customer A	14%	25%
Customer B	12%	—

The following table shows customers accounting for more than 10% of accounts receivable trade at June 30, 2003 and March 31, 2003:

	June 30, 2003	March 31, 2003
Customer A	14%	26%
Customer B	12%	19%
Customer C	—	15%
Customer D	—	11%

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

5.     Inventories

Inventories consist of the following (in thousands):

	June 30, 2003	March 31, 2003
Finished goods	$17,573	$11,082
Work-in-process	6,270	6,817

	23,843	17,899
Less: Inventory reserve	(3,831)	(3,630)

	$20,012	$14,269

The following table presents a roll forward for the inventory obsolescence reserve for the indicated periods:

	Three Months Ended
	June 30, 2003	June 30, 2002
Balance as at beginning of period	$3,630	$2,385
Charged to cost of revenues (net)	201	770
Charge offs	—	—

Balance as at end of period	$3,831	$3,155

6.    Product warranty

The company’s product warranty accrual is included in accrued liabilities and reflects management’s best estimate of probable liability under its product warranties. Management estimates the accrual based on known product failures (if any), historical experience, and other currently available evidence.

The following table presents a roll forward for the warranty returns for the three months ended June 30, 2003:

Balance as of March 31, 2003	$500
Provision	215
Charge offs	(215)

Balance as of June 30, 2003	$500

7.    Contingent liabilities

On April 24, 2001, Silicon Image, Inc. (“Silicon Image”) filed a patent infringement lawsuit against Genesis in the United States District Court for the Eastern District of Virginia and simultaneously filed a complaint before the United States International Trade Commission (“ITC”) in Washington, D.C. The complaint and suit alleged that certain Genesis products that contain digital receivers infringe various Silicon Image patent claims. Silicon Image was seeking an injunction to halt the sale, manufacture and use of Genesis’s DVI receiver products and unspecified monetary damages. On December 7, 2001 Silicon Image formally moved to withdraw its complaint before the United States ITC and those proceedings have terminated. The trial in the case before the United States District Court for the Eastern District of Virginia was set for January 2003, but the trial was taken off the calendar of the court in December 2002. Beginning in January 2003, the parties filed case dispositive motions, which were heard by the court in March 2003. On July 15, 2003, the court issued a memorandum opinion, followed by a final judgment on August 6, 2003. In its opinion, the court ruled that Genesis and Silicon Image have settled their disputes based on a Memorandum of Understanding, or MOU, signed on December 18, 2002. The court’s opinion states that the MOU is a binding settlement agreement. The MOU states that Genesis has received a license for the right to use non-necessary claims under the Digital Visual Interface (DVI) Adopters Agreement and allows Genesis to receive a license to the non-necessary claims under the High-Definition Multimedia Interface (HDMI) Adopters Agreement. In addition, the MOU provides that Genesis has been granted a license to expand use of necessary claims in the DVI Adopters Agreement to the consumer electronics marketplace. The court’s opinion states that Genesis will pay Silicon Image a monetary settlement, license fee and running royalties on all DVI and HDMI products. The MOU further states that the companies will cooperate support and promote interoperability of DVI and HDMI. We made provision for costs associated with the settlement of this patent litigation in the year ended March 31, 2003 of $9,671,000. We do not expect to incur any running royalties for at least the next year as a result of the court’s ruling. However, the future financial impact arising from any appeal or other legal actions related to the dispute is not yet determinable and no other provision has been made in our consolidated financial statements for any future costs associated with this claim.

On March 14, 2002, Genesis filed a patent infringement lawsuit against Media Reality Technologies, Inc. (“MRT”), SmartASIC Inc., and Trumpion Microelectronics, Inc. (“Trumpion”) in the United States District Court for the Northern District of California. The complaint alleges that certain MRT and Trumpion products, which are sold as video/graphics display controllers, infringe various claims of a Genesis U.S. patent. This patent has also been issued in Japan and Korea and is pending in Taiwan. As part of this lawsuit, Genesis is seeking monetary damages and a permanent injunction that bars MRT and Trumpion from making, using, importing, offering to sell, or selling the allegedly infringing products in the United States. On September 17, 2002, Genesis filed a similar patent infringement complaint against the three companies in the United States International Trade Commission (“ITC”), as discussed below. Except for the counterclaims by MRT discussed below, the Northern District of California case has been stayed pending the outcome of the ITC action. On January 8, 2003, Genesis announced a settlement of its litigation against SmartASIC Inc.; the litigation with respect to the other defendants has not been settled.

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

On September 17, 2002, Genesis filed a patent infringement complaint against MRT, SmartASIC Inc., and Trumpion in the ITC. The Genesis legal action alleges that MRT’s Mascot series products, and Trumpion’s ZURAC and Zipro series products infringe Genesis’s patented technology. Genesis is seeking an order from the ITC to exclude MRT and Trumpion’s products and other products containing MRT or Trumpion’s products from entry into the United States. On October 15, 2002, the ITC voted to institute an investigation into the complaint. On January 8, 2003, Genesis announced a settlement of its litigation against SmartASIC Inc.; the litigation with respect to the other defendants has not been settled. The future financial impact of these claims is not yet determinable and no provision has been made in our consolidated financial statements for any future costs associated with these claims.

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

On September 20, 2002, Genesis received a letter from a lawyer representing former executive officer Arun Johary alleging, among other things, that he was wrongly precluded from exercising his options and selling his shares of Sage, Inc. and later Genesis in connection with the acquisition of Sage by Genesis. Mr. Johary alleges that as a combined result of certain decisions not to allow him to sell his shares, he suffered a total economic loss of approximately $4.1 million dollars. On April 25, 2003, Mr. Johary filed a demand for arbitration with the American Arbitration Association regarding the same issues raised in his letter. The demand for arbitration alleges fraud, deceit and misrepresentation, omission of material fact, breach of fiduciary duty, negligence and breach of contract against Genesis, Sage and former Chief Executive Officer Amnon Fisher. Genesis believes Mr. Johary’s claims are without legal merit. The company is currently in settlement negotiations with Mr. Johary.

8.    Deferred merger-related costs

On March 17, 2003, Genesis entered into an agreement to merge with Pixelworks, Inc. (“Pixelworks”). Under the terms of that agreement, each outstanding share of Genesis common stock would automatically convert into the right to receive 2.3366 shares of Pixelworks common stock, all Genesis stock options would be assumed by Pixelworks at the same exchange ratio of 2.3366 and Genesis would become a wholly owned subsidiary of Pixelworks. The transaction would be subject to approvals by the shareholders of Genesis and Pixelworks, receipt of necessary approvals under United States and applicable foreign antitrust laws and other customary closing conditions.

On August 5, 2003, Genesis and Pixelworks entered into an agreement to terminate the proposed merger. Under the terms of the agreement, each of the parties agreed to a mutual release of claims, and Pixelworks agreed to immediately pay Genesis $5.5 million as a reimbursement for its estimated expenses to the date of termination. Costs incurred by Genesis related to this transaction to June 30, 2003 were $4.2 million, and have been deferred and included in other long-term assets.

9.    Recent accounting pronouncements

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which changes the way a company will report the expenses related to restructuring. SFAS 146 is required to be adopted for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material effect on our financial position or results of operations.

In November 2002, the FASB reached consensus on Emerging Issues Task Force EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” In general, this issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, this issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and, if so, how to divide the arrangement into separate units of accounting consistent with the identified earnings processes for revenue recognition purposes. This issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. EITF Issue No. 00-21 is applicable to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not believe the application of EITF Issuer No. 00-21 will have any material impact on our consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. We have no guarantees to which this interpretation applies. However, we have included disclosure of product warranty information in the notes to the condensed consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to our condensed consolidated financial statements.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The provisions of SFAS No. 149 will be effective for contracts entered into after June 30,2003. We do not expect that the adoption of SFAS No. 149 will have a material effect on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The provisions of SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect that the adoption of SFAS No. 150 will have a material effect on our financial position or results of operations.

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

Overview

We design, develop and market integrated circuits that receive and process digital video and graphic images. We also supply reference boards and designs that incorporate our proprietary integrated circuits. We are focused on developing and marketing image-processing solutions. We are currently targeting the flat panel computer monitor market, flat panel television and progressive scan cathode ray tube, or CRT, television applications and other potential high-volume applications. We market and sell our products through authorized distributors, directly to customers and with the support of regional sales representatives. Average selling prices to distributors are typically less than average selling prices to direct customers. Sales to distributors comprise less than 10% of revenue. Average selling prices and product margins of our products are typically highest during the initial months following product introduction and decline over time and as volume increases.

We also sell finished systems primarily to the high-end video market under the Faroudja brand. These products are generally sold through retail channels.

We recognize revenue from product sales upon shipment, other than shipments to distributors, where we recognize revenue upon the distributors shipment to end customers. We comply with the revenue recognition guidance summarized in Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” Reserves for sales returns and allowances are recorded at the time of shipment. To date we have not experienced any significant product returns.

We also earn revenues from leasing out portions of our premises that are not required for our own operations, and from license fees and royalties. To date these amounts have not been material.

We have limited ability to reschedule purchase orders we place with suppliers and, therefore, we generally have to place purchase orders for products before we receive purchase orders from our customers. This restricts our ability to react to fluctuations in demand for our products and exposes us to the risk of having either too much or not enough of a particular product. We regularly evaluate the carrying value of inventory held. For the three months ended June 30, 2003, we recorded net provisions totaling $200,000, primarily related to inventory where expected net realizable value was lower than cost. We have agreements with suppliers in Asia such that we are dependent on the suppliers’ manufacturing yields.

The recovery of income taxes for the three months ended June 30, 2003 is calculated based on our expected effective tax rate for the entire fiscal year. We have investment tax credits and non-capital losses available to reduce taxes payable or taxable income. Future income tax provisions will depend on our effective tax rates and the distribution of taxable income between taxation jurisdictions, the amount of research and development performed in Canada, and the likelihood of being able to utilize available tax credits or losses.

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

On March 22, 2002, we acquired substantially all the assets of VM Labs, Inc., including all patents, trademarks and other intellectual property. In connection with that acquisition, we hired several former employees of VM Labs until a new business development vehicle, Nuon Semiconductor, Inc., could be formed. We intended to transfer those employees to Nuon, as well as to grant Nuon a license to certain technologies and patents for development by Nuon in the DVD player market. In July 2002, the decision was made to discontinue both the ongoing product development projects associated with VM Labs at the time of the acquisition, and the plans to license technologies to Nuon. As a result of the decision to discontinue that ongoing development, we terminated the employment of a number of the former VM Labs employees. However, certain former VM Labs employees were retained to focus on incorporating the acquired technologies into existing and new Genesis display products, and we continue to invest in the further development of the acquired technologies.

We accounted for the acquisitions of Sage and the assets of VM Labs using the purchase method of accounting.

We believe that these acquisitions will improve our product offerings into the flat panel monitor market and improve our ability to diversify our business into other emerging display markets, such as flat panel television and progressive scan CRT television markets and other potential mass markets.

On March 17, 2003, we entered into an Agreement and Plan of Merger with Pixelworks, Inc., an Oregon corporation, and Display Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Pixelworks. Pursuant to the Agreement, and subject to its terms and conditions, Display Acquisition Corporation would be merged with and into Genesis with Genesis continuing as the surviving corporation and as a wholly owned subsidiary of Pixelworks. As a result of the merger, each issued and outstanding share of Genesis common stock, par value $0.001 per share, would be automatically converted into the right to receive 2.3366 validly issued, fully paid and nonassessable shares of common stock, par value $0.001 per share, of Pixelworks. The consummation of the merger would be subject to the approval of the stockholders of Genesis and Pixelworks, receipt of necessary approvals under United States and applicable foreign antitrust laws, SEC clearance and other customary closing conditions. The merger was intended to be a tax-free reorganization under the Internal Revenue Code of 1986, as amended. All of the directors of Genesis who were directors on March 17, 2003 entered into voting agreements with Pixelworks obligating them to vote in favor of adoption of the Agreement. On August 5, 2003, Genesis and Pixelworks entered into an agreement to terminate the proposed merger. Under the terms of the agreement, each of the parties agreed to a mutual release of claims, and Pixelworks agreed to immediately pay Genesis $5.5 million as a reimbursement for its estimated expenses to the date of termination.

We operate through subsidiaries and offices in the United States, Canada, China, India, Japan, South Korea, and Taiwan. Our business is conducted globally, with the majority of our suppliers and customers located in China, Japan, South Korea or Taiwan.

Critical accounting policies and estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. As described below, significant estimates are used in determining the allowance for doubtful accounts, inventory valuation, costs associated with patent litigation and the useful lives of intangible assets. We evaluate our estimates on an on-going basis, including those related to product returns, bad debts, inventories, investments, intangible assets, income taxes, warranty obligations and contingencies and litigation and other contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We regularly review the carrying values of our property and equipment by comparing the carrying amount of the asset to the expected future cash flows to be generated by the asset. If the carrying value exceeds the estimated amount recoverable, a write-down equal to the excess of the carrying value over the asset’s fair value is charged to our consolidated statement of operations.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which requires goodwill to be tested for impairment under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless their lives are determined to be infinite. The Sage and VM Labs acquisitions have been accounted for in accordance with SFAS 142. Intangible assets are comprised of acquired core technology, acquired developed product technology, patents, trademarks and trade names and are being amortized over their estimated useful lives. Goodwill represents the excess purchase price over the fair value of net assets acquired and has not been amortized, but will be periodically tested for impairment, with the next impairment test to be conducted in the fourth quarter of our current fiscal year. In arriving at the balances for goodwill arising out of the acquisitions of Sage, Inc. and the assets of VM Labs, Inc., estimates were made as to the fair values of assets purchased and liabilities assumed, including the lease liability for vacated premises. Adjustments to those estimates during the year ended March 31, 2003, resulted in a change in the reported amount of goodwill.

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

•	We hold minority equity interests in other companies. We may record an investment impairment charge if we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or our inability to recover the carrying value of the investments that may be less than an investment’s current carrying value, possibly requiring an impairment charge in the future.

•	We provide for costs associated with patent litigation when we believe that we have a reasonable basis for estimating those costs. If actual costs associated with patent litigation differ from our estimates, we may be required to recognize additional costs.

•	We perform impairment tests on the carrying value of intangible assets and goodwill. These tests are based on numerous assumptions as to potential future results of our business that we consider to be reasonable at the time those assumptions are made. If any of these assumptions later prove to be incorrect or if we change our assessment as to their reasonability because of changing business conditions, we may record an impairment charge.

•	We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

•	From time to time, we incur costs related to potential merger activities. When we assess that we will be the acquirer for accounting purposes in such transactions and we expect to complete the transaction, direct costs associated with the acquisition are deferred and form part of the final purchase price. In the event these assessments change, any such deferred costs would be expensed. Costs associated with other merger activities are expensed as incurred.

Results of operations

The following table shows unaudited statement of operations data for the three-month periods ended June 30, 2003 and June 30, 2002, expressed as a percentage of revenues:

	Three months ended
	June 30, 2003	June 30, 2002
Revenues	100.0%	100.0%
Cost of revenues	57.1	61.3

Gross profit	42.9	38.7

Operating expenses:
Research and development	17.9	22.7
Selling, general and administrative	17.3	20.9
Amortization of acquired intangibles	4.9	6.4

Total operating expenses	40.1	50.0

Income (loss) from operations	2.8	(11.3)
Net interest income	0.3	0.5

Income (loss) before income taxes	3.1	(10.8)
Provision for (recovery of) income taxes	0.5	(1.1)

Net income (loss)	2.6%	(9.7)%

Three months ended June 30, 2003

Revenues: Revenues for the three months ended June 30, 2003 increased to $53.9 million from $41.6 million in the three months ended June 30, 2002, an increase of 29.7%. This resulted from a 92% increase in units shipped offset in part by a 32% decline in average selling prices.

During these periods, revenue from the flat panel monitor market increased to $42.3 million from $33.9 million, an increase of 24.7%. This increase was a result of higher unit volumes and overall growth of that market offset in part by declining average selling prices. Revenue from other markets increased to $11.6 million from $7.6 million, an increase of 51.9% primarily resulting from overall growth of that market.

Revenue is highly dependent on a number of factors, including, but not limited to, the growth rate of the flat panel monitor and video markets, the rate of decline in product pricing, the company’s ability to maintain design wins with customers, timely new product introductions, supply of products from the company’s third party foundries and general economic conditions. We expect that revenue will continue to be dominated by shipments of products into flat panel monitor applications, although other applications such as video are beginning to become more significant. Consequently, revenue may also be affected by the availability and price of LCD panels, or other components used in these devices. We currently anticipate that revenues in the quarter ended September 30, 2003 will be between $44 and $48 million.

Gross Profit: Gross profit for the three months ended June 30, 2003 increased to $23.1 million from $16.1 million in the three months ended June 30, 2002. As a percentage of revenues, gross profit represented 42.9% of revenues in the three months ended June 30, 2003, up from 38.7% of revenues in the three months ended June 30, 2002. The increase in gross profit percentage in 2003 over 2002 was attributable primarily to reductions in our average manufacturing cost offset in part by declining average selling prices. The gross profit percentage in the three months ended June 30, 2003 for sales into the flat panel market was 39.5% and 55.5% for other markets. We expect gross profit margins in the second quarter of fiscal 2004 to be in the range of 36 to 38 percent for the company as a whole. Gross profit margins may be higher or lower than expected due to many factors including, but not limited to, competitive pricing actions, changes in estimated product costs or manufacturing yields, revenue levels, and changes in estimated product mix.

Research and Development: Research and development expenses include costs associated with research and development personnel, development tools and prototyping costs. Research and development expenses for the three months ended June 30, 2003 increased to $9.7 million from $9.4 million in the three months ended June 30, 2002. The increase in absolute dollars reflects higher costs associated with patent litigation, offset in part by lower stock-based compensation costs. These expenses represented 17.9% of revenues in the 2003 period and 22.7% of revenues in the 2002 period.

The decrease in these expenses as a percentage of total revenues resulted from the significant growth in total revenues with no corresponding increase in overall research and development expenses.

Selling, General and Administrative: Selling, general and administrative expenses consist of personnel and related overhead costs for selling, marketing, customer support, finance, human resources, legal and general management functions and of commissions paid to regional sales representatives. Selling, general and administrative expenses increased to $9.3 million in the three months ended June 30, 2003 from $8.7 million in the three months ended June 30, 2002. The dollar increase in 2003 from 2002 reflects increased personnel costs related to increased administrative, marketing, selling and customer support personnel, offset in part by lower stock-based compensation costs. These expenses represented 17.3% of revenues in the 2003 period and 20.9% of revenues in the 2002 period.

The decrease in these expenses as a percentage of total revenues resulted from the significant growth in total revenues with no corresponding increase in selling, general and administrative expenses.

Amortization of Acquired Intangibles: Amortization of intangible assets acquired in connection with the Sage, Inc. and the VM Labs businesses was $2.7 million for the three months ended June 30, 2003 and 2002. We anticipate the quarterly amortization of acquired intangibles to remain constant over the estimated lives of those assets.

Total Operating Expenses: Total operating expenses for the three months ended June 30, 2003 increased slightly to $21.7 million from $20.8 million in the three months ended June 30, 2002. We expect total combined operating expenses of approximately $22.5 million to $23.3 million in the second quarter of fiscal 2004, including approximately $4.0 million of non-cash charges for the amortization of deferred stock-based compensation and acquired intangibles, and costs associated with intellectual property defense of between $2.5 and $2.8 million.

Net Interest Income: Net interest income for the three months ended June 30, 2003 was $171,000, compared with $223,000 in the three months ended June 30, 2002. The decrease in net interest income resulted from a decrease in prevailing interest rates, offset in part by an imputed interest charge on our long-term lease obligation in the three months ended June 30, 2002. Future interest income will depend on the amount of funds available to invest and on future interest rates.

Provision for (recovery of) Income Taxes: The provision for (recovery of) income taxes for the three months ended June 30, 2003 is calculated based on our expected effective tax rate for the entire fiscal year. We have investment tax credits and non-capital losses available to reduce taxes payable or taxable income. Future income tax provisions will depend on our effective tax rates and the distribution of taxable income between taxation jurisdictions, the amount of research and development performed in Canada, and the likelihood of being able to utilize available tax credits or losses.

Liquidity and capital resources

Cash and cash equivalents were $107.2 million at June 30, 2003. Net cash used in operations for the three months ended June 30, 2003, was $7.8 million, resulting entirely from increases in working capital balances.

Net cash used in investing activities was $3.3 million in the three months ended June 30, 2003, which included $1.5 million for costs associated with our proposed merger with Pixelworks and capital spending of $0.4 million. The proposed merger has since been terminated.

Net cash provided by financing activities in the three months ended June 30, 2003 was $5.1 million. This represented funds received for the purchase of shares under the terms of our stock option plans and employee stock purchase plan.

As of June 30, 2003, our principal commitments consisted of obligations outstanding under operating leases. These commitments include leases for two premises in the United States, located in Sunnyvale and Alviso, California, two in China and one location in each of Canada, India, Japan, South Korea and Taiwan. In addition we have obligations under operating leases for equipment. The aggregate estimated annual payments required under our lease obligations, excluding expected sub-lease income, by fiscal year are as follows, in thousands of dollars:

2004	3,234
2005	2,819
2006	2,721
2007	2,376
2008	844
Thereafter	683

$12,677

Our lease agreements expire at various dates through 2009. Further information on lease obligations and commitments can be found in notes 9 and 16 to our consolidated financial statements included in Item 8 of our most recent Annual Report on Form 10-K/A.

We are involved in certain litigation that we believe may settle in the second quarter of fiscal year 2004 for total settlement payments by us of $1 to $2 million. We are currently in settlement discussions with those parties and can give no assurances as to whether any settlements will be reached and, if reached, at what cost.

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

For the three months ended June 30, 2003, 78.5% of our revenues were derived from sales to customers in the flat panel computer monitor market. This and other potential markets may not develop as expected, which would harm our business.

A large percentage of our revenues come from sales to a small number of customers

The markets for our products are highly concentrated. Our sales are derived from a limited number of customers. Sales to our largest five customers accounted for 51% of our revenues, and for our largest customer 14%, for the three months ended June 30, 2003. We expect that a small number of customers will continue to account for a large amount of our revenues. All of our sales are made on the basis of purchase products at any time without penalty. The decision by any large customer to decrease or cease using our products could harm our business.

The sales of our products are highly concentrated and our products may not continue to be accepted in the flat panel computer monitor market and other emerging markets

Our sales are derived from a limited number of products. Three of our products accounted for 36.0% of our revenues for the three months ended June 30, 2003. There were no other products accounting for more than ten percent of our revenues. We expect that a small number of products will continue to account for a large amount of our revenues.

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

We face intense competition and may not be able to compete effectively

The markets in which we operate are intensely competitive and are characterized by technological change, evolving industry standards and rapidly declining average selling prices. We compete with both large companies and start-up companies, including Micronas AG, Macronix International Co., Ltd., Media Reality Technologies, Inc., Mstar Semiconductor, Inc., Philips Semiconductors, a division of Philips Electronics N.V., Pixelworks, Inc., Realtek Semiconductor Corp., Silicon Image, Inc., SmartASIC Inc., ST Microelectronics, Inc., Topro Technology Inc., Trident Microsystems, Inc. and Trumpion Microelectronics, Inc. We anticipate that as the markets for our products develop, our current customers may develop their own products and competition from diversified electronic and semiconductor companies will intensify. Some competitors are likely to include companies with greater financial and other resources than us. Increased competition could harm our business, by, for example, increasing pressure on our profit margins or causing us to lose customers. Also, the federal district court for the Eastern District of Virginia has issued a memorandum opinion and final judgment which states that we have received a license from Silicon Image, Inc. for certain of their DVI and HDMI patents, and must pay Silicon Image royalties on all of our DVI and HDMI products. This judgment, if not overturned on appeal or otherwise challenged, could hinder our ability to compete with unlicensed competitors that are not required to pay royalties on competing products.

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

Intellectual property infringement suits brought against us may significantly harm our business

We defended claims brought against us by Silicon Image, Inc., alleging that certain of our products that contain digital receivers infringe various Silicon Image patent claims. On August 6, 2003, the court issued its final judgment in the proceeding; see the developments set forth in this report under Part II, Item 1, “Legal Proceedings.”

We may become subject to additional intellectual property litigation in the future, which could subject us to an injunction preventing us from selling our products or could cause us to incur significant monetary damages. In addition, intellectual property lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Intellectual property litigation also could force us to do one or more of the following:

•	Stop selling products or using technology that contain the allegedly infringing intellectual property;

•	Attempt to obtain a license to the relevant intellectual property, which license may not be available on reasonable terms or at all;

•	Incur substantial settlement costs; and

•	Attempt to redesign those products that contain the allegedly infringing intellectual property.

If we are forced to take any of these actions, we may be unable to manufacture and sell some of our products, which could harm our business.

We may lose our customers or be required to make payments to them in connection with patent infringement litigation

Our customers typically buy our components and integrate them into their products for resale. As a result of patent infringement litigation, our customers may decide to stop buying from us to ensure that their products do not include the allegedly infringing components, even if the patent litigation is ultimately decided in our favor. Any such action could have a material adverse effect on our revenues and market share.

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

We subcontract our manufacturing, assembly and test operations

We do not have our own fabrication facilities, assembly or testing operations. Instead, we rely on others to fabricate, assemble and test all of our products. Most of our products use silicon wafers manufactured by Taiwan Semiconductor Manufacturing Corporation, with whom we have a fixed-term sole source arrangement, the loss of which could result in a material increase in the price we must pay for silicon wafers. None of our products are fabricated by more than one supplier. There are many risks associated with our dependence upon outside manufacturing, including:

•	Reduced control over manufacturing and delivery schedules of products;

•	Potential political or environmental risks in the countries where the manufacturing facilities are located;

•	Reduced control over quality assurance;

•	Difficulty of management of manufacturing costs and quantities;

•	Potential lack of adequate capacity during periods of excess demand; and

•	Potential misappropriation of intellectual property.

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

Our third-party wafer foundries, third-party assembly and test subcontractors and significant customers are located in an area susceptible to earthquakes

Most of our outside foundries, third-party assembly and test subcontractors are located in Taiwan, which is an area susceptible to earthquakes. In addition, some of our significant customers are located in Taiwan. Damage caused by earthquakes in Taiwan may result in shortages of water or electricity or cause transportation difficulties that could limit the production capacity of our outside foundries or the ability of our subcontractors to provide assembly and test services. Any reduction in production capacity or the ability to provide assembly and test services could cause delays or shortages in our product supply, which would harm our business. Foundries located in Taiwan were responsible for most of our semiconductor product revenue for the three months ended June 30, 2003. Customers located in Taiwan were responsible for 17% of our revenue for the three months ended June 30, 2003. If future earthquakes damage our customers’ facilities or equipment they could reduce their purchases of our products, which would harm our business. In addition, the operations of suppliers to our outside foundries and our Taiwanese customers could be disrupted by future earthquakes, which could in turn harm our business by resulting in shortages in our product supply or reduced purchases of our products.

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

A large percentage of our revenues will come from sales outside of the United States, which creates additional business risks

A large portion of our revenues will come from sales to customers outside of the United States, particularly to equipment manufacturers located in South Korea, China, Japan and Taiwan. For the three months ended June 30, 2003, sales to regions outside of the United States represented 93% of revenues. For that same period, sales to China and South Korea alone constituted 31% and 25%, respectively of revenues. These sales are subject to numerous risks, including:

•	Fluctuations in currency exchange rates, tariffs, import restrictions and other trade barriers;

•	Unexpected changes in regulatory requirements;

•	Political and economic instability;

•	Exposure to litigation in these countries;

•	Longer payment periods;

•	Ability to enforce contracts or payment terms;

•	Potentially adverse tax consequences;

•	Export license requirements; and

•	Unexpected changes in diplomatic and trade relationships.

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

We have grown rapidly, which strains our management and resources

We are experiencing a period of significant growth that will continue to place a great strain on our management and other resources. To manage our growth effectively, we must:

•	Implement and improve operational and financial systems;

•	Train and manage our employee base, including our sales force; and

•	Attract and retain qualified personnel with relevant experience.

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

Our stock price and business may be adversely affected because the proposed merger with Pixelworks has been terminated.

Because the proposed merger with Pixelworks, Inc. has been terminated, the price of our common stock may decline to the extent that the current market price our common stock reflects the market assumption that the merger will be completed. In addition, our businesses may be harmed to the extent that customers, suppliers and others believe the company cannot effectively compete in the marketplace without the merger, or there is customer or employee uncertainty surrounding the future direction of our product and service offerings and strategy on a stand-alone basis.

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

•	Actual or anticipated fluctuations in our operating results;

•	Changes in expectations as to our future financial performance;

•	Changes in financial estimates of securities analysts;

•	Changes in market valuations of other technology companies;

•	Announcements by us or our competitors of significant technical innovations, design wins, contracts, standards or acquisitions;

•	Charges and costs related to litigation and other extraordinary events;

•	The operating and stock price performance of other comparable companies; and

•	The number of our shares that are available for trading by the public and the trading volume of our shares.

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

We carry out a significant portion of our operations outside of the United States, primarily in Canada and in India and to a lesser extent China, Japan, South Korea and Taiwan. Although virtually all of our revenues and costs of revenues are denominated in U.S. dollars, portions of our operating revenue and expenses are denominated in foreign currencies. Accordingly, our operating results are affected by changes in the exchange rate between the U.S. dollar and those currencies. Any future strengthening of those currencies against the U.S. dollar could negatively impact our operating results by increasing our operating expenses as measured in U.S. dollars. We do not currently engage in any hedging or other transactions intended to manage the risks relating to foreign currency exchange rate fluctuations, other than natural hedges that occur as a result of holding both assets and liabilities denominated in foreign currencies. We may in the future undertake hedging or other such transactions if we determine that it is necessary to offset exchange rate risks. Based on our overall currency rate exposure at June 30, 2003, a near-term 10% appreciation or depreciation in the U.S. dollar relative to a pool of our foreign currencies would not have a material effect on our operating results or financial condition.

ITEM 4.    CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Interim Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Our disclosure controls and procedures provide our Interim Chief Executive Officer and Chief Financial Officer reasonable assurances that our disclosure controls and procedures will achieve their objectives. However, company management, including our Interim Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all human error. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance that all control issues and instances of error, if any, within our company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions.

(b)	Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II:    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On April 24, 2001, Silicon Image, Inc. (“Silicon Image”) filed a patent infringement lawsuit against Genesis in the United States District Court for the Eastern District of Virginia and simultaneously filed a complaint before the United States International Trade Commission (“ITC”) in Washington, D.C. The complaint and suit alleged that certain Genesis products that contain digital receivers infringe various Silicon Image patent claims. Silicon Image was seeking an injunction to halt the sale, manufacture and use of Genesis’s DVI receiver products and unspecified monetary damages. On December 7, 2001 Silicon Image formally moved to withdraw its complaint before the United States ITC and those proceedings have terminated. The trial in the case before the United States District Court for the Eastern District of Virginia was set for January 2003, but the trial was taken off the calendar of the court in December 2002. Beginning in January 2003, the parties filed case dispositive motions, which were heard by the court in March 2003. On July 15, 2003, the court issued a memorandum opinion, followed by a final judgment on August 6, 2003. In its opinion, the court ruled that Genesis and Silicon Image have settled their disputes based on a Memorandum of Understanding, or MOU, signed on December 18, 2002. The court’s opinion states that the MOU is a binding settlement agreement. The MOU states that Genesis has received a license for the right to use non-necessary claims under the Digital Visual Interface (DVI) Adopters Agreement and allows Genesis to receive a license to the non-necessary claims under the High-Definition Multimedia Interface (HDMI) Adopters Agreement. In addition, the MOU provides that Genesis has been granted a license to expand use of necessary claims in the DVI Adopters Agreement to the consumer electronics marketplace. The court’s opinion states that Genesis will pay Silicon Image a monetary settlement, license fee and running royalties on all DVI and HDMI products. The MOU further states that the companies will cooperate support and promote interoperability of DVI and HDMI. We made provision for costs associated with this patent litigation in the year ended March 31, 2003 of $9,671,000. We do not expect to incur any running royalties for at least the next year as a result of the court’s ruling. However, the future financial impact arising from any appeal or other legal actions related to the dispute is not yet determinable and no other provision has been made in our consolidated financial statements for any future costs associated with this claim.

On March 14, 2002, Genesis filed a patent infringement lawsuit against Media Reality Technologies, Inc. (“MRT”), SmartASIC Inc., and Trumpion Microelectronics, Inc. (“Trumpion”) in the United States District Court for the Northern District of California. The complaint alleges that certain MRT and Trumpion products, which are sold as video/graphics display controllers, infringe various claims of a Genesis U.S. patent. This patent has also been issued in Japan and Korea and is pending in Taiwan. As part of this lawsuit, Genesis is seeking monetary damages and a permanent injunction that bars MRT and Trumpion from making, using, importing, offering to sell, or selling the allegedly infringing products in the United States. On September 17, 2002, Genesis filed a similar patent infringement complaint against the three companies in the United States International Trade Commission (“ITC”), as discussed below. Except for the counterclaims by MRT discussed below, the Northern District of California case has been stayed pending the outcome of the ITC action. On January 8, 2003, Genesis announced a settlement of its litigation against SmartASIC Inc.; the litigation with respect to the other defendants has not been settled. MRT has asserted counterclaims against Genesis, alleging trade secret misappropriation, interference with economic advantage, and unfair practices and competition. Genesis intends to vigorously defend against these claims. The future financial impact of these claims is not yet determinable and no provision has been made in our consolidated financial statements for any future costs associated with these claims.

On September 17, 2002, Genesis filed a patent infringement complaint against MRT, SmartASIC Inc., and Trumpion in the ITC. The Genesis legal action alleges that MRT’s Mascot series products, and Trumpion’s ZURAC and Zipro series products infringe on Genesis’s patented technology. Genesis is seeking an order from the ITC to exclude MRT and Trumpion’s products and other products containing MRT or Trumpion’s products from entry into the United States. On October 15, 2002, the ITC voted to institute an investigation into the complaint. On January 8, 2003, Genesis announced a settlement of its litigation against SmartASIC Inc.; the litigation with respect to the other defendants has not been settled. The future financial impact of these claims is not yet determinable and no provision has been made in our consolidated financial statements for any future costs associated with these claims.

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

On September 20, 2002, Genesis received a letter from a lawyer representing former executive officer Arun Johary alleging, among other things, that he was wrongly precluded from exercising his options and selling his shares of Sage, Inc. and later Genesis in connection with the acquisition of Sage by Genesis. Mr. Johary alleges that as a combined result of certain decisions not to allow him to sell his shares, he suffered a total economic loss of approximately $4.1 million dollars. On April 25, 2003, Mr. Johary filed a demand for arbitration with the American Arbitration Association regarding the same issues raised in his letter. The demand for arbitration alleges fraud, deceit and misrepresentation, omission of material fact, breach of fiduciary duty, negligence and breach of contract against Genesis, Sage and former Chief Executive Officer Amnon Fisher. Genesis believes Mr. Johary’s claims are without legal merit. The company is currently in settlement negotiations with Mr. Johary.

An unfavorable resolution of any of these lawsuits could have a material adverse effect on Genesis’s business, results of operations or financial condition.

We are not a party to any other material legal proceedings.

ITEM 5.    OTHER INFORMATION

On August 5, 2003, we agreed to terminate our merger agreement with Pixelworks, Inc. For more information, please see the

Form 8-K we filed on August 6, 2003.

On July 29, 2003, we furnished a Report on Form 8-K related to the announcement of our financial results for our fiscal quarter ended June 30, 2003.

On July 20, 2003, we announced that James E. Donegan had resigned as our Chairman of the Board and Chief Executive Officer, effective immediately, and that Eric Erdman will serve as our Interim Chief Executive Officer until Mr. Donegan’s successor is determined. During this period, Mr. Erdman will continue as our Chief Financial Officer. We also stated that our Board of Directors had elected Jeffrey Diamond, a current member of our Board of Directors, to be our Chairman of the Board.

On May 12, 2003, the audit committee of the board of directors approved the use of the company’s auditors, KPMG LLP, for certain tax planning and compliance services, and for services in connection with the merger with Pixelworks, Inc.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1(1)	Certificate of Incorporation of the Registrant.
3.2(2)	Amended and Restated Bylaws of the Registrant.
3.3(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.
4.1(1)	Form of Common Stock Certificate of the Registrant.
4.2(3)	Preferred Stock Rights Agreement, dated as of June 27, 2002, between the Registrant and Mellon Investor Services, L.L.C.
10.21(4)	Settlement Agreement and Release with James E. Donegan.
10.22(5)	Termination and Release Agreement, dated as of August 5, 2003, among Genesis Microchip Inc., Display Acquisition Corporation and Pixelworks, Inc.

31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(1)Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-72202) filed with the Securities and Exchange Commission on October 25, 2001, as amended.
(2)Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on July 29, 2002.
(3)Incorporated by reference to the Registrant’s Registration Statement on Form 8-A12G filed with the Securities and Exchange Commission on August 5, 2002, as amended by the Registrant’s Statement on Form 8-A12G/A filed with the Securities and Exchange Commission on March 31, 2003.
(4)Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on July 29, 2003.
(5)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2003.

(b)	Reports on Form 8-K

We furnished a Report on Form 8-K on May 1, 2003 related to the announcement of our financial results for our fiscal fourth quarter ended March 31, 2003.

SIGNATURE

Our authorized representative has signed this report on our behalf as required by the Securities Exchange Act of 1934.

GENESIS MICROCHIP INC.

By: /s/ ERIC ERDMAN

Eric Erdman Interim Chief Executive Officer; Chief Financial Officer (Authorized Officer & Principal Financial Officer)

Date: August 14, 2003