Form 10-Q
period 2003-09-30
GENESIS MICROCHIP INC /DE
filed 2003-11-14
CIK 1161396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

Yes ☒  No ☐

There were 31,793,973 shares of the registrant’s common shares issued and outstanding as of September 30, 2003.

GENESIS MICROCHIP INC.

FORM 10-Q

THREE MONTHS ENDED SEPTEMBER 30, 2003

*	No information has been provided because this item is not applicable.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

GENESIS MICROCHIP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share amounts)

	September 30, 2003 (unaudited)	March 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$119,963	$113,138
Accounts receivable trade, net of allowance for doubtful accounts of $475 at September 30 and $493 at March 31	23,981	25,587
Inventories	12,951	14,269
Other	4,979	5,697

Total current assets	161,874	158,691
Property and equipment	11,623	12,770
Acquired intangibles	31,710	36,933
Goodwill	189,579	189,579
Deferred income taxes	1,282	—
Other	2,568	4,681

Total assets	$398,636	$402,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,926	$8,640
Accrued liabilities	12,365	18,164
Income taxes payable	1,884	722
Loans payable	337	334

Total current liabilities	19,512	27,860
Long-term liabilities:
Deferred income taxes	—	961

Total liabilities	19,512	28,821
Stockholders’ equity:
Capital Stock:
Preferred stock:
Authorized—5,000 preferred shares, $0.001 par value
Issued and outstanding—none at September 30 or March 31
Common Stock:
Authorized—100,000 common shares, $0.001 par value
Issued and outstanding—31,794 shares at September 30 and 31,184 shares at March 31	31	31
Additional paid-in capital	388,282	382,587
Cumulative other comprehensive loss	(94)	(94)
Deferred stock-based compensation	(4,768)	(6,809)
Deficit	(4,327)	(1,882)

Total stockholders’ equity	379,124	373,833

Total liabilities and stockholders’ equity	$398,636	$402,654

See accompanying notes to condensed consolidated financial statements.

GENESIS MICROCHIP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30		Six Months Ended September 30
	2003	2002	2003	2002
Revenues	$48,163	$46,304	$102,050	$87,863
Cost of revenues (1)	29,108	30,169	59,867	55,660

Gross profit	19,055	16,135	42,183	32,203
Operating expenses:
Research and development (2)	11,483	9,992	21,159	19,421
Selling, general and administrative (3)	9,995	9,113	19,311	17,810
Amortization of acquired intangibles	2,654	2,654	5,308	5,319

Total operating expenses	24,132	21,759	45,778	42,550

Loss from operations	(5,077)	(5,624)	(3,595)	(10,347)
Interest income	301	444	472	832
Imputed interest on lease liability	—	(165)	—	(330)

Net interest income	301	279	472	502

Loss before income taxes	(4,776)	(5,345)	(3,123)	(9,845)
Recovery of income taxes	(938)	(754)	(678)	(1,217)

Net loss	$(3,838)	$(4,591)	$(2,445)	$(8,628)

Loss per share:
Basic and diluted	$(0.12)	$(0.15)	$(0.08)	$(0.28)

Weighted average number of common shares outstanding:
Basic and diluted	31,723	31,238	31,507	31,365

(1) Amount excludes amortization of acquired developed technology included in amortization of acquired Intangibles of:	$1,925	$1,925	$3,850	$3,850
(2) Amount includes non-cash stock-based compensation of:	$783	$1,661	$1,439	$2,917
(3) Amount includes non-cash stock-based compensation of:	$221	$496	$401	$1,025

See accompanying notes to condensed consolidated financial statements.

GENESIS MICROCHIP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended
	September 30, 2003	September 30, 2002
Cash flows from operating activities:
Net loss	$(2,445)	$(8,628)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,373	2,750
Amortization of acquired intangibles	5,308	5,319
Non-cash stock-based compensation	1,840	3,942
Deferred income taxes	(2,243)	(2,820)
Other	10	359
Change in operating assets and liabilities:
Accounts receivable trade	1,606	12,194
Inventories	1,318	(1,637)
Other current assets	718	96
Accounts payable	(3,714)	(8,529)
Accrued liabilities	(5,799)	(6,054)
Income taxes payable	1,162	1,325

Net cash used in operating activities	134	(1,683)

Cash flows from investing activities:
Purchase of short-term investments	—	(3,034)
Proceeds on sales and maturities of short-term investments	—	7,536
Additions to property and equipment	(1,182)	(4,118)
Other	1,977	(546)

Net cash from (used in) investing activities	795	(162)

Cash flows from financing activities:
Proceeds from issue of common stock	5,896	3,303
Repurchase of common stock	—	(3,127)
Repayment of loans payable	—	(90)

Net cash provided by financing activities	5,896	86
Increase (decrease) in cash and cash equivalents	6,825	(1,759)
Cash and cash equivalents, beginning of period	113,138	106,564

Cash and cash equivalents, end of period	$119,963	$104,805

See accompanying notes to condensed consolidated financial statements.

GENESIS MICROCHIP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.    Basis of presentation

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America and according to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Consequently, they do not include all of the information and footnotes required by United States generally accepted accounting principles for a complete set of annual financial statements. These condensed financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended March 31, 2003 that are included in our most recent Annual Report on Form 10-K/A filed with the Securities and Exchange Commission. We believe that the accompanying financial statements reflect all adjustments, consisting solely of normal, recurring adjustments, that are necessary for fair presentation of the results for the interim periods presented. The results of operations for the period ended September 30, 2003 are not necessarily indicative of the results to be expected for the full fiscal year or for any other period.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements.

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

Stock Option Plans:

	Three Months Ended		Six Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Risk-free interest rates	2.5%	4.4%	2.5%	4.4%
Volatility	108%	107%	108%	108%
Expected life of option in years	5	5	5	5
Weighted average fair values of options granted	$7.35	$6.08	$11.07	$5.67
Employee Stock Purchase Plan:
	Three Months Ended		Six Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Risk-free interest rates	1.1%	1.7%	1.1%	1.7%
Expected life—years	1.25	1.25	1.25	1.25
Volatility	108%	107%	108%	108%

Had compensation expense been determined based on the fair value of awards at the grant dates in accordance with the methodology prescribed in SFAS 123, Genesis’s net loss and loss per share for the three months and six months ended September 30, 2003 and September 30, 2002 would approximate the pro forma disclosure as follows:

	Three Months Ended		Six Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Net loss attributable to common stockholders:
As reported	$(3,838)	$(4,591)	$(2,445)	$(8,628)
Stock compensation, as reported	1,004	2,157	1,840	3,942
Stock compensation, under FAS 123	(5,788)	(7,905)	(11,434)	(15,717)

Pro forma	$(8,622)	$(10,339)	$(12,039)	$(20,403)

Basic and diluted loss per share:
As reported	$(0.12)	$(0.15)	$(0.08)	$(0.28)
Pro forma	$(0.27)	$(0.33)	$(0.38)	$(0.65)

The effects on pro forma disclosure of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosure in future years.

3.    Loss per share

Basic loss per share is computed by dividing the net loss in a period by the weighted average number of shares of common stock outstanding during that period. Diluted loss per share is calculated in order to give effect to all potential shares of common stock issuable during the period on the exercise of outstanding options or warrants. The weighted average number of diluted shares outstanding is calculated by assuming that any proceeds from potential shares of common stock, such as stock options, are used to repurchase shares of common stock at the average market share price in the period.

Per share information calculated on this basis is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Numerator:
Net loss	$(3,838)	$(4,591)	$(2,445)	$(8,628)

Denominator for basic and diluted loss per share:
Weighted average common shares outstanding	31,723	31,238	31,507	31,365

Basic and diluted loss per share	$(0.12)	$(0.15)	$(0.08)	$(0.28)
Anti-dilutive potential common shares excluded from above calculation	7,419	5,496	7,169	4,960

Had we been profitable during the three and six months ended September 30, 2003 and September 30, 2002, the number of weighted average securities outstanding that would have been added to weighted average shares for purposes of calculating diluted earnings per share would have been (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Stock options	1,140	106	1,440	695

4.    Segmented information

Market information

Genesis operates and tracks its results in one operating segment. Genesis designs, develops and markets integrated circuits that process digital video and graphic images. The target market is divided into two major categories: flat panel monitors and other. Revenues by major category were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Flat panel monitors	$34,477	$37,267	$76,783	$71,202
Other	13,686	9,037	25,267	16,661

	$48,163	$46,304	$102,050	$87,863

Geographic information

Geographic revenue information is based on product shipment destination. Long-lived assets include property and equipment, as well as intangible assets. Property and equipment information is based on the physical location of the asset while the intangible assets are based on the location of the owning entity.

Genesis invoices its customers in U.S. dollars. Revenues from unaffiliated customers by geographic region were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
United States	$3,907	$4,570	$7,479	$8,150
China	16,375	7,942	33,288	14,451
Japan	3,388	4,846	7,582	11,993
South Korea	13,434	17,513	26,913	31,639
Taiwan	5,908	7,910	14,777	15,451
Rest of world	5,151	3,523	12,011	6,179

	$48,163	$46,304	$102,050	$87,863

Net long-lived assets by country of location were as follows (in thousands):

	September 30, 2003	March 31, 2003
United States	$227,368	$233,053
Canada	3,934	4,637
Rest of world	1,610	1,592

	$232,912	$239,282

Long-lived assets include patents, property and equipment, acquired intangible assets and goodwill.

Customer concentration information

The following table shows the percentage of our revenues in each period that was derived from customers who individually accounted for more than 10% of revenues in that period:

	Three Months Ended		Six Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Customer A	19%	28%	17%	26%
Customer B	—	—	11%	—

The following table shows customers accounting for more than 10% of accounts receivable trade at September 30, 2003 and March 31, 2003:

	September 30, 2003	March 31, 2003
Customer A	12%	26%
Customer B	12%	11%
Customer C	—	19%
Customer D	—	15%

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

5.    Inventories

Inventories consist of the following (in thousands):

	September 30, 2003	March 31, 2003
Finished goods	$9,551	$11,082
Work-in-process	7,517	6,817

	17,068	17,899
Less: Inventory reserve	(4,117)	(3,630)

	$12,951	$14,269

The following table presents a roll forward of the inventory obsolescence reserve for the indicated periods:

	Three Months Ended		Six Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Balance as at beginning of period	$3,831	$3,155	$3,630	$2,385
Charged to cost of revenues (net)	286	1,162	487	1,932
Charge offs	—	(175)	—	(175)

Balance as at end of period	$4,117	$4,142	$4,117	$4,142

6.    Product warranty

The company’s product warranty accrual is included in accrued liabilities and reflects management’s best estimate of probable liability under its product warranties. Management estimates the accrual based on known product failures (if any), historical experience, and other currently available evidence.

The following table presents a roll forward of the accrual for warranty returns for the indicated periods:

	Three Months Ended September 30, 2003	Six Months Ended September 30, 2003
Balance as at beginning of period	$500	$500
Provision	221	436
Charge offs	(221)	(436)

Balance as at end of period	$500	$500

7.    Contingent liabilities

On April 24, 2001, Silicon Image, Inc. (“Silicon Image”) filed a patent infringement lawsuit against Genesis in the United States District Court for the Eastern District of Virginia and simultaneously filed a complaint before the United States International Trade Commission (“ITC”). The complaint and suit alleged that certain Genesis products that contain digital receivers infringe various Silicon Image patent claims. Silicon Image was seeking an injunction to halt the sale, manufacture and use of Genesis’s DVI receiver products and unspecified monetary damages. On December 7, 2001 Silicon Image formally moved to withdraw its complaint before the United States ITC and those proceedings have terminated. The trial in the case before the United States District Court for the Eastern District of Virginia was set for January 2003, but the trial was taken off the calendar of the court in December 2002. Beginning in January 2003, the parties filed case dispositive motions, which were heard by the court in March 2003. On July 15, 2003, the court issued a memorandum opinion, followed by a final judgment on August 6, 2003. In its opinion, the court ruled that Genesis and Silicon Image have settled their disputes based on a Memorandum of Understanding, or MOU, signed on December 18, 2002. The court’s opinion states that the MOU is a binding settlement agreement. The MOU states that Genesis has received a license for the right to use non-necessary claims under the Digital Visual Interface (DVI) Adopters Agreement and allows Genesis to receive a license to the non-necessary claims under the High-Definition Multimedia Interface (HDMI) Adopters Agreement. In addition, the MOU provides that Genesis has been granted a license to expand use of necessary claims in the DVI Adopters Agreement to the consumer electronics marketplace. The court’s opinion states that Genesis will pay Silicon Image a monetary settlement, license fee and running royalties on all DVI and HDMI products. The MOU further states that the companies will promote interoperability of DVI and HDMI. Silicon Image filed a motion to amend the final judgment, among other motions, and the parties are currently awaiting a ruling on those motions. We made provision for costs associated with this patent litigation in the year ended March 31, 2003 of $9,671,000, of which $6,218,750 was paid in escrow to the court on August 11, 2003. We do not expect to incur any running royalties for at least the next year as a result of the court’s final judgment in its current form, which could be amended as a result of the pending motions described above. The future financial impact arising from any appeal or other legal actions related to the dispute is not yet determinable and no other provision has been made in our consolidated financial statements for any future costs associated with this claim.

On March 14, 2002, Genesis filed a patent infringement lawsuit against Media Reality Technologies, Inc. (“MRT”), SmartASIC Inc., and Trumpion Microelectronics, Inc. (“Trumpion”) in the United States District Court for the Northern District of California. The complaint alleges that certain MRT and Trumpion products, which are sold as video/graphics display controllers, infringe various claims of a Genesis U.S. patent. This patent has also been issued in Japan and Korea and is pending in Taiwan. As part of this lawsuit, Genesis is seeking monetary damages and a permanent injunction that bars MRT and Trumpion from making, using, importing, offering to sell, or selling the allegedly infringing products in the United States. On September 17, 2002, Genesis filed a similar patent infringement complaint against the three companies in the United States International Trade Commission (“ITC”), as discussed below. Except for the counterclaims by MRT discussed below, the Northern District of California case has been stayed pending the outcome of the ITC action and currently remains stayed. On January 8, 2003, Genesis announced a settlement of its litigation against SmartASIC Inc.; the litigation with respect to the other defendants has not been settled. MRT has asserted counterclaims against Genesis, alleging trade secret misappropriation, interference with economic advantage, and unfair practices and competition. Genesis intends to vigorously defend against these claims. In addition, according to an MRT press release, MRT has petitioned the Taiwan Fair Trade Commission (“TFTC”) to investigate Genesis’s alleged violation of the Taiwan Fair Trade Law. The TFTC has not contacted Genesis to date to commence such an investigation. The future financial impact of these claims is not yet determinable and no provision has been made in our consolidated financial statements for any future costs or recoveries associated with these claims.

On September 17, 2002, Genesis filed a patent infringement complaint against MRT, SmartASIC Inc., and Trumpion in the ITC. The Genesis legal action alleges that MRT’s Mascot series products, and Trumpion’s ZURAC and Zipro series products infringe on Genesis’s patented technology. Genesis is seeking an order from the ITC to exclude MRT and Trumpion’s products and other products containing MRT or Trumpion’s products from entry into the United States. On October 15, 2002, the ITC voted to institute an investigation into the complaint. On January 8, 2003, Genesis announced a settlement of its litigation against SmartASIC Inc. On October 21, 2003, the Administrative Law Judge of the ITC issued an initial determination that MRT and Trumpion did not infringe the asserted patent. Genesis has filed a petition for review of that initial determination. The future financial impact of these claims is not yet determinable and no provision has been made in our consolidated financial statements for any future costs or recoveries associated with these claims.

On March 10, 2003, Genesis filed a second patent infringement complaint against MRT and Trumpion in the ITC. The Genesis legal action alleges that MRT’s Mascot series products, and Trumpion’s ZURAC and Zipro series products, infringe Genesis’s patented technology. Genesis is seeking an order from the ITC to exclude MRT and Trumpion’s products and other products containing MRT or Trumpion’s products from entry into the United States. On April 8, 2003, the ITC voted to institute an investigation into the complaint. On May 30, 2003, Genesis filed an amended complaint to add Mstar Semiconductor, Inc. (“Mstar”) as a respondent. On July 22, 2003, the ITC released its order adding Mstar to that complaint. Trial is currently scheduled for January 2004. The future financial impact of these claims is not yet determinable and no provision has been made in our consolidated financial statements for any future costs or recoveries associated with these claims.

On November 7, 2002, a putative securities class action captioned Kuehbeck v. Genesis Microchip et al., Civil Action No. 02-CV-05344, was filed against Genesis, former Chief Executive Officer Amnon Fisher, and Interim Chief Executive Officer and Chief Financial Officer Eric Erdman, and amended on July 3, 2003 to include Executive Vice President Anders Frisk (collectively the “Individual Defendants”) in the United States District Court for the Northern District of California. The complaint alleges violations of Section 10(b) of the Securities and Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder against Genesis and the Individual Defendants, and violations of Section 20(a) of the Exchange Act against the Individual Defendants. The complaint seeks unspecified damages on behalf of a purported class of purchasers of Genesis’s common stock between April 29, 2002 and June 14, 2002. Genesis believes that it has meritorious defenses to these lawsuits and will defend the litigation vigorously. The future financial impact of this claim is not yet determinable and no provision has been made in our consolidated financial statements for any future costs associated with this claim.

8.    Deferred merger-related costs

On March 17, 2003, Genesis entered into an agreement to merge with Pixelworks, Inc. (“Pixelworks”).

On August 5, 2003, Genesis and Pixelworks entered into an agreement to terminate the proposed merger. Under the terms of the agreement, each of the parties agreed to a mutual release of claims, and Pixelworks agreed to immediately pay Genesis $5.5 million as a reimbursement for its expenses. Costs incurred by Genesis related to this transaction to March 31, 2003 were $2.5 million, and were included in other long-term assets at that date. Genesis incurred $3.1 million of related costs during the period from April 1, 2003 to August 5, 2003. The net expense of $0.1 million is included in selling, general and administrative expenses for the three months ended September 30, 2003.

9.    Recent accounting pronouncements

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. . The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. For variable interest entities existing at January 31, 2003, the interpretation is currently scheduled to be effective in 2004. The application of this Interpretation will not have a material effect on our financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging”. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The provisions of SFAS No. 149 will be effective for contracts entered into after June 30,2003. We do not expect that the adoption of SFAS No. 149 will have a material effect on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on our financial position or results of operations.

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

We recognize revenue from product sales upon shipment, other than shipments to distributors, or when risks and rewards of ownership are not transferred until physical delivery to the customer’s premises. For shipments to distributors, we recognize revenue upon the distributors’ shipment to the end customers. We comply with the revenue recognition guidance summarized in Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”. Reserves for sales returns and allowances are recorded at the time of shipment. To date we have not experienced any significant product returns.

We also earn revenues from leasing out portions of our premises that are not required for our own operations, and from license fees and royalties. To date these amounts have not been material.

We have limited ability to reschedule purchase orders we place with suppliers and, therefore, we generally have to place purchase orders for products before we receive purchase orders from our customers. This restricts our ability to react to fluctuations in demand for our products and exposes us to the risk of having either too much or not enough of a particular product. We regularly evaluate the carrying value of inventory held. For the three months ended September 30, 2003, we recorded net provisions totaling $286,000, primarily related to inventory where expected net realizable value was lower than cost. We have agreements with suppliers in Asia such that we are dependent on the suppliers’ manufacturing yields.

The recovery of income taxes for the three months ended September 30, 2003 is calculated based on our expected effective tax rate for the entire fiscal year. We have investment tax credits and non-capital losses available to reduce taxes payable or taxable income. Future income tax provisions will depend on our effective tax rates and the distribution of taxable income between taxation jurisdictions, the amount of research and development performed in Canada, and the likelihood of being able to utilize available tax credits or losses.

On February 19, 2002, we acquired all of the outstanding shares of Sage, Inc. (“Sage”) in exchange for shares of our common stock. Sage, a public company, designed, developed and marketed digital display and video processors. In addition to bringing additional image processing and mixed signal technologies to address the flat panel monitor market, Sage was developing significant expertise in technologies addressing other emerging display applications. In connection with our acquisition of Sage, we changed our domicile from Nova Scotia, Canada, to Delaware.

On March 22, 2002, we acquired substantially all the assets of VM Labs, Inc. (“VM Labs”), including all patents, trademarks and other intellectual property. Certain former VM Labs employees were retained to focus on incorporating the acquired technologies into existing and new Genesis display products, and we are continuing to invest in the further development of the acquired technologies.

We accounted for the acquisitions of Sage and the assets of VM Labs using the purchase method of accounting.

On March 17, 2003, we entered into an Agreement and Plan of Merger with Pixelworks, Inc., an Oregon corporation. On August 5, 2003, Genesis and Pixelworks entered into an agreement to terminate the proposed merger. Under the terms of the agreement, each of the parties agreed to a mutual release of claims, and Pixelworks agreed to immediately pay Genesis $5.5 million as a reimbursement for its expenses.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

•	We record estimated reductions to revenue for customer returns and warranty claims based on historical experience. If actual customer returns or warranty claims increase as a result of future product introductions or changes in product quality, we may be required to recognize additional reductions to revenue.

•	We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	We provide for valuation reserves against our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those we project, additional inventory valuation reserves may be required.

•	We hold minority equity interests in other companies. We may record an investment impairment charge if we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or our inability to recover the carrying value of the investments that may be less than an investment’s current carrying value, possibly requiring an impairment charge in the future.

•	We provide for costs associated with settling litigation when we believe that we have a reasonable basis for estimating those costs. If actual costs associated with settling litigation differ from our estimates, we may be required to recognize additional costs.

•	We perform impairment tests on the carrying value of intangible assets and goodwill. These tests are based on numerous assumptions as to potential future results of our business that we consider to be reasonable at the time those assumptions are made. If any of these assumptions later prove to be incorrect or if we change our assessment as to their reasonability because of changing business conditions, we may record an impairment charge.

•	We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

•	From time to time, we incur costs related to potential merger activities. When we assess that we will be the acquirer for accounting purposes in such transactions and we expect to complete the transaction, direct costs associated with the acquisition are deferred and form part of the final purchase price. In the event these assessments change, any such deferred costs would be expensed. Costs associated with other merger activities are expensed as incurred.

Results of operations

The following table shows unaudited statement of operations data for the three-month and six-month periods ended September 30, 2003 and September 30, 2002, expressed as a percentage of revenues:

	Three Months Ended		Six Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	60.4	65.2	58.7	63.3

Gross profit	39.6	34.8	41.3	36.7
Operating expenses:
Research and development	23.8	21.5	20.7	22.1
Selling, general and administrative	20.8	19.7	18.9	20.3
Amortization of acquired intangibles	5.5	5.7	5.2	6.1

Total operating expenses	50.1	46.9	44.8	48.5

Loss from operations	(10.5)	(12.1)	(3.5)	(11.8)
Net interest income	0.6	0.6	0.4	0.6

Loss before income taxes	(9.9)	(11.5)	(3.1)	(11.2)
Recovery of income taxes	(1.9)	(1.6)	(0.7)	(1.4)

Net loss	(8.0)%	(9.9)%	(2.4)%	(9.8)%

Three months ended September 30, 2003

Revenues: Revenues for the three months ended September 30, 2003 increased to $48.2 million from $46.3 million in the three months ended September 30, 2002, an increase of 4.1%. This resulted from a 46% increase in units shipped offset in part by a 28% decline in average selling prices.

During these periods, revenue from the flat panel monitor market decreased to $34.5 million from $37.3 million, a decrease of 7.5%. This decrease was a result of declining average selling prices in the market offset in part by higher unit volumes. Revenue from other markets increased to $13.7 million from $9.0 million, an increase of 52.2% primarily resulting from overall growth of the LCD television market.

Revenue is highly dependent on a number of factors, including, but not limited to, the growth rate of the flat panel monitor and video markets, the rate of decline in product pricing, the company’s ability to maintain design wins with customers, timely new product introductions, supply of products from the company’s third party foundries and general economic conditions. We expect that revenue will continue to be dominated by shipments of products into flat panel monitor applications, although other applications such as video are beginning to become more significant. In addition, our new products, such as gm1601 and gm 5221, have both flat panel monitor and video applications, so that the customers use of the products may not be determinable by us at the time of sale. Consequently, revenue may also be affected by the availability and price of LCD panels, or other components used in these devices. We currently anticipate that revenues in the quarter ended December 31, 2003 will be between $51 and $54 million.

Gross Profit: Gross profit for the three months ended September 30, 2003 increased to $19.1 million from $16.1 million in the three months ended September 30, 2002. As a percentage of revenues, gross profit represented 39.6% of revenues in the three months ended September 30, 2003, up from 34.8% of revenues in the three months ended September 30, 2002. The increase in gross profit percentage in 2003 over 2002 was attributable primarily to reductions in our average manufacturing cost a higher proportion of shipments in to the higher margin video market, offset in part by an overall decline in average selling prices. The gross profit percentage in the three months ended September 30, 2003 for sales into the flat panel market was 32.9% and 56.4% for other markets. We expect gross profit margins in the third quarter of fiscal 2004 to be in the range of 36 to 38 percent for the company as a whole. Gross profit margins may be higher or lower than expected due to many factors including, but not limited to, competitive pricing actions, changes in estimated product costs or manufacturing yields, revenue levels, and changes in estimated product mix.

Research and Development: Research and development expenses include costs associated with research and development personnel, development tools and prototyping costs. Research and development expenses for the three months ended September 30, 2003 increased to $11.5 million from $10.0 million in the three months ended September 30, 2002. The increase in absolute dollars reflects an additional $3.3 million of costs associated with patent and other litigation, offset in part by lower stock-based compensation and severance costs. These expenses represented 23.8% of revenues in the 2003 period and 21.5% of revenues in the 2002 period.

The increase in these expenses as a percentage of total revenues resulted from the slower rate of growth in total revenues compared to the growth in research and development expenses.

Selling, General and Administrative: Selling, general and administrative expenses consist of personnel and related overhead costs for selling, marketing, customer support, finance, human resources, legal and general management functions and of commissions paid to regional sales representatives. Selling, general and administrative expenses increased to $10.0 million in the three months ended September 30, 2003 from $9.1 million in the three months ended September 30, 2002. The dollar increase in 2003 from 2002 reflects increased personnel costs related to increased administrative, marketing, selling and customer support personnel, offset in part by lower stock-based compensation costs. These expenses represented 20.8% of revenues in the 2003 period and 19.7% of revenues in the 2002 period.

The increase in these expenses as a percentage of total revenues resulted from the slower rate of growth in total revenues compared to growth in selling, general and administrative expenses.

Amortization of Acquired Intangibles: Amortization of intangible assets acquired in connection with the Sage, Inc. and the VM Labs businesses was $2.7 million for the three months ended September 30, 2003 and 2002. We anticipate the quarterly amortization of acquired intangibles to remain constant over the estimated lives of those assets.

Total Operating Expenses: Total operating expenses for the three months ended September 30, 2003 increased to $24.1 million from $21.8 million in the three months ended September 30, 2002. We expect total combined operating expenses of approximately $22.2 million to $23.1 million in the third quarter of fiscal 2004, including approximately $3.6 million of non-cash charges for the amortization of deferred stock-based compensation and acquired intangibles, and costs associated with intellectual property defense of between $3.1 and $3.5 million.

Net Interest Income: Net interest income for the three months ended September 30, 2003 was $301,000, compared with $279,000 in the three months ended September 30, 2002. Future interest income will depend on the amount of funds available to invest and on future interest rates.

Recovery of Income Taxes: The recovery of income taxes for the three months ended September 30, 2003 is calculated based on our expected effective tax rate for the entire fiscal year. We have investment tax credits and non-capital losses available to reduce taxes payable or taxable income. Future income tax provisions will depend on our effective tax rates and the distribution of taxable income between taxation jurisdictions, the amount of research and development performed in Canada, and the likelihood of being able to utilize available tax credits or losses.

Six months ended September 30, 2003

Revenues: Revenues for the six months ended September 30, 2003 increased to $102.1 million from $87.9 million in the six months ended September 30, 2002, an increase of 16.2%. This resulted from a 66% increase in units shipped offset in part by a 29% decline in average selling prices.

Gross Profit: Gross profit for the six months ended September 30, 2003 increased to $42.2 million from $32.2 million in the six months ended September 30, 2002. As a percentage of revenues, gross profit represented 41.3% of revenues in the six months ended September 30, 2003, up from 36.7% in the six months ended September 30, 2002. The increase in gross profit percentage in 2003 over 2002 was primarily attributable to an increasing proportion of higher gross margin video products and reductions in average manufacturing cost more than offsetting declines in average selling prices.

Research and Development: Research and development expenses for the six months ended September 30, 2003 increased to $21.2 million from $19.4 million in the six months ended September 30, 2002. These expenses represented 20.7% of revenues in the 2003 period and 22.1% of revenues in the 2002 period. The decrease in expenses as a percentage of total revenues resulted from the faster rate of growth in total revenues compared to the growth in research and development expenses.

The increase in absolute dollars in 2003 compared with 2002 reflects higher costs associated with patent and other litigation offset by lower stock-based compensation and costs associated with the VM Labs operation.

Selling, General and Administrative: Selling, general and administrative expenses were $19.3 million in the six months ended September 30, 2003 and $17.8 million in the six months ended September 30, 2002. These expenses represented 18.9% of revenues in the 2003 period and 20.3% of revenues in the 2002 period.

The dollar increase in 2003 from 2002 in selling, general and administrative expenses reflects increased personnel costs related to increased administrative, marketing, selling and customer support personnel offset in part by lower stock-based compensation of $0.4 million.

Amortization of Acquired Intangibles: Amortization of intangible assets associated with the acquisition of Sage, Inc. and the VM Labs business was $5.3 million for the six months ended September 30, 2003.

Total Operating Expenses: Total operating expenses for the six months ended September 30, 2003 increased to $46.3 million from $42.6 million in the six months ended September 30, 2002, for the reasons described above. These expenses represented 45.3% of revenues in the 2003 period and 48.5% of revenues in the 2002 period.

Net Interest Income: Interest income in the six months ended September 30, 2003 was $472,000, compared with $502,000 in the six months ended September 30, 2002.

Provision for Income Taxes: The recovery of income taxes for the six months ended September 30, 2003 is calculated based on our expected effective tax rate for the entire fiscal year. We have investment tax credits and non-capital losses available to reduce taxes payable or taxable income. Future income tax provisions will depend on our effective tax rates and the distribution of taxable income between taxation jurisdictions, the amount of research and development performed in Canada, and the likelihood of being able to utilize available tax credits or losses.

Liquidity and capital resources

Cash and cash equivalents were $120.0 million at September 30, 2003. Net cash used in operations for the six months ended September 30, 2003, was $1.0 million, resulting from increases in working capital balances. Excluding amounts paid in escrow to the court in connection with the settlement of the Silicon Image litigation, as described in note 7 to the consolidated financial statements, $6.4 million was generated from operating activities.

Net cash from investing activities was $0.8 million in the six months ended September 30, 2003, which included capital spending of $1.2 million more than offset by the reimbursement of previously deferred costs associated with the Pixelworks merger.

Net cash provided by financing activities in the six months ended September 30, 2003 was $5.9 million. This represented funds received for the purchase of shares under the terms of our stock option plans and employee stock purchase plan.

As of September 30, 2003, our principal commitments consisted of obligations outstanding under operating leases. These commitments include leases for two premises in the United States, located in Sunnyvale and Alviso, California, two in China and one location in each of Canada, India, Japan, South Korea and Taiwan. In addition we have obligations under operating leases for equipment. The aggregate estimated annual payments required under our lease obligations, excluding expected sub-lease income, by fiscal year are as follows, in thousands of dollars:

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

The following factors may have a harmful impact on our business:

Our success will depend on the growth of the flat panel computer monitor market and other electronics markets

Our ability to generate increased revenues will depend on the growth of the flat panel computer monitor market, the liquid crystal display, or LCD, television market and the digital television market. Our continued growth will also depend upon emerging markets for consumer electronics markets such as HDTV and home theater. The potential size of these markets and the timing of their development are uncertain and will depend in particular upon:

•	A significant reduction in the costs of products in the respective markets,

•	The availability, at a reasonable price, of components required by such products (such as LCD panels), and

•	The emergence of competing technologies.

For the three months ended September 30, 2003, 71.6% of our revenues were derived from sales to customers in the flat panel computer monitor market. This and other potential markets may not develop as expected, which would harm our business.

A large percentage of our revenues come from sales to a small number of customers

The markets for our products are highly concentrated. Our sales are derived from a limited number of customers. Sales to our largest five customers accounted for 55% of our revenues, and for our largest customer 19%, for the three months ended September 30, 2003. We expect that a small number of customers will continue to account for a large amount of our revenues. All of our sales are made on the basis of purchase orders rather than long-term agreements so that any customer could cease purchasing products at any time without penalty. The decision by any large customer to decrease or cease using our products could harm our business.

The sales of our products are highly concentrated and our products may not continue to be accepted in the flat panel computer monitor market and other emerging markets

Our sales are derived from a limited number of products. Three of our products accounted for 32.1% of our revenues for the three months ended September 30, 2003. There were no other products accounting for more than ten percent of our revenues. We expect that a small number of products will continue to account for a large amount of our revenues.

Our success in the flat panel computer monitor market, as well as the markets for LCD television, digital television, home theater, DVD, and HDTV will depend upon the extent to which manufacturers of those products incorporate our integrated circuits into their products. Our ability to sell products into these markets will depend upon demand for the functionality provided by our products and their pricing. We typically need to determine the functionality of our products and to complete their design in advance of our customers completing the designs of their products. As a result, we may not be able to react to changes in our customers’ desired functionality in a timely manner.

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

We face intense competition and may not be able to compete effectively

The markets in which we operate are intensely competitive and are characterized by technological change, evolving industry standards and rapidly declining average selling prices. We compete with both large companies and start-up companies, including ATI Technologies, Micronas AG, Macronix International Co., Ltd., Media Reality Technologies, Inc., Mstar Semiconductor, Inc., Philips Semiconductors, a division of Philips Electronics N.V., Pixelworks, Inc., Realtek Semiconductor Corp., Silicon Image, Inc., SmartASIC Inc., ST Microelectronics, Inc., Topro Technology Inc., Trident Microsystems, Inc. and Trumpion Microelectronics, Inc. We anticipate that as the markets for our products develop, our current customers may develop their own products and competition from diversified electronic and semiconductor companies will intensify. Some competitors are likely to include companies with greater financial and other resources than us. Increased competition could harm our business, by, for example, increasing pressure on our profit margins or causing us to lose customers. Also, the federal district court for the Eastern District of Virginia has issued a final judgment which states that we have received a license from Silicon Image, Inc. for certain of their DVI and HDMI patents, and must pay Silicon Image royalties on all of our DVI and HDMI products. This final judgment, if not overturned on appeal or otherwise challenged, could hinder our ability to compete with unlicensed competitors that are not required to pay royalties on competing products.

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

Intellectual property infringement suits brought against us may significantly harm our business

We have been defending claims brought against us by Silicon Image, Inc., alleging that certain of our products that contain digital receivers infringe various Silicon Image patent claims. On August 6, 2003, the court issued its final judgment in the proceeding, which such judgment could be amended; see the developments set forth in this report under Part II, Item 1, “Legal Proceedings.” This lawsuit or any future lawsuits could subject us to a permanent injunction preventing us from selling selected products or incurring significant monetary damages. Based on our revenue for the year ended March 31, 2003, approximately 42% of our revenues could be impacted by this patent litigation.

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

We depend upon outside manufacturers to fabricate silicon wafers on which our integrated circuits are imprinted. These wafers must be of acceptable quality and in sufficient quantity and the manufacturers must deliver them to assembly and testing subcontractors on time for packaging into final products. We have at times experienced delivery delays and long manufacturing lead times. These manufacturers fabricate, test and assemble products for other companies. We cannot be sure that our manufacturers will devote adequate resources to the production of our products or deliver sufficient quantities of finished products to us on time or at an acceptable cost. The lead-time necessary to establish a strategic relationship with a new manufacturing partner is considerable. We would be unable to readily obtain an alternative source of supply for any of our products if this proves necessary. Any occurrence of these manufacturing difficulties could harm our business or cause us to incur costs to obtain adequate and timely supply of products.

Our third-party wafer foundries, third-party assembly and test subcontractors and significant customers are located in an area susceptible to earthquakes

Most of our outside foundries, third-party assembly and test subcontractors are located in Taiwan, which is an area susceptible to earthquakes. In addition, some of our significant customers are located in Taiwan. Damage caused by earthquakes in Taiwan may result in shortages of water or electricity or cause transportation difficulties that could limit the production capacity of our outside foundries or the ability of our subcontractors to provide assembly and test services. Any reduction in production capacity or the ability to provide assembly and test services could cause delays or shortages in our product supply, which would harm our business. Foundries located in Taiwan were responsible for most of our semiconductor product revenue for the three months ended September 30, 2003. Customers located in Taiwan were responsible for 12% of our revenue for the three months ended September 30, 2003. If future earthquakes damage our customers’ facilities or equipment they could reduce their purchases of our products, which would harm our business. In addition, the operations of suppliers to our outside foundries and our Taiwanese customers could be disrupted by future earthquakes, which could in turn harm our business by resulting in shortages in our product supply or reduced purchases of our products.

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

A large percentage of our revenues will come from sales outside of the United States, which creates additional business risks

A large portion of our revenues will come from sales to customers outside of the United States, particularly to equipment manufacturers located in South Korea, China, Japan and Taiwan. For the three months ended September 30, 2003, sales to regions outside of the United States represented 92% of revenues. For that same period, sales to China and South Korea alone constituted 34% and 28%, respectively of revenues. These sales are subject to numerous risks, including:

•	Fluctuations in currency exchange rates, tariffs, import restrictions and other trade barriers;

•	Unexpected changes in regulatory requirements;

•	Political and economic instability;

•	Exposure to litigation or government investigations in these countries;

•	Longer payment periods;

•	Ability to enforce contracts or payment terms;

•	Potentially adverse tax consequences;

•	Export license requirements; and

•	Unexpected changes in diplomatic and trade relationships.

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

We may not be able to attract or retain the key personnel we need to succeed

Competition for qualified management, engineering and technical employees is intense. As a result, employees could leave with little or no prior notice. We cannot assure you that we will be able to attract and retain employees, including senior management and executive positions. In particular, we have had significant turnover in our management team, including the position of Chief Executive Officer. Currently, one person serves as both interim Chief Executive Officer and Chief Financial Officer. As a result, we need to attract and retain additional senior management personnel in the near future.

If we cannot attract and retain key employees, senior management and executives, our business would be harmed, particularly if the departure of any key employee results in a business interruption or if we are not successful in preserving any material knowledge of our departing employees.

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

We carry out a significant portion of our operations outside of the United States, primarily in Canada and in India and to a lesser extent China, Japan, South Korea and Taiwan. Although virtually all of our revenues and costs of revenues are denominated in U.S. dollars, portions of our operating revenue and expenses are denominated in foreign currencies. Accordingly, our operating results are affected by changes in the exchange rate between the U.S. dollar and those currencies. Any future strengthening of those currencies against the U.S. dollar could negatively impact our operating results by increasing our operating expenses as measured in U.S. dollars. We do not currently engage in any hedging or other transactions intended to manage the risks relating to foreign currency exchange rate fluctuations, other than natural hedges that occur as a result of holding both assets and liabilities denominated in foreign currencies. We may in the future undertake hedging or other such transactions if we determine that it is necessary to offset exchange rate risks. Based on our overall currency rate exposure at September 30, 2003, a near-term 10% appreciation or depreciation in the U.S. dollar relative to a pool of our foreign currencies would not have a material effect on our operating results or financial condition.

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

PART II:    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On April 24, 2001, Silicon Image, Inc. (“Silicon Image”) filed a patent infringement lawsuit against Genesis in the United States District Court for the Eastern District of Virginia and simultaneously filed a complaint before the United States International Trade Commission (“ITC”). The complaint and suit alleged that certain Genesis products that contain digital receivers infringe various Silicon Image patent claims. Silicon Image was seeking an injunction to halt the sale, manufacture and use of Genesis’s DVI receiver products and unspecified monetary damages. On December 7, 2001 Silicon Image formally moved to withdraw its complaint before the United States ITC and those proceedings have terminated. The trial in the case before the United States District Court for the Eastern District of Virginia was set for January 2003, but the trial was taken off the calendar of the court in December 2002. Beginning in January 2003, the parties filed case dispositive motions, which were heard by the court in March 2003. On July 15, 2003, the court issued a memorandum opinion, followed by a final judgment on August 6, 2003. In its opinion, the court ruled that Genesis and Silicon Image have settled their disputes based on a Memorandum of Understanding, or MOU, signed on December 18, 2002. The court’s opinion states that the MOU is a binding settlement agreement. The MOU states that Genesis has received a license for the right to use non-necessary claims under the Digital Visual Interface (DVI) Adopters Agreement and allows Genesis to receive a license to the non-necessary claims under the High-Definition Multimedia Interface (HDMI) Adopters Agreement. In addition, the MOU provides that Genesis has been granted a license to expand use of necessary claims in the DVI Adopters Agreement to the consumer electronics marketplace. The court’s opinion states that Genesis will pay Silicon Image a monetary settlement, license fee and running royalties on all DVI and HDMI products. The MOU further states that the companies will promote interoperability of DVI and HDMI. Silicon Image filed a motion to amend the final judgment, among other motions, and the parties are currently awaiting a ruling on those motions. We made provision for costs associated with this patent litigation in the year ended March 31, 2003 of $9,671,000. We do not expect to incur any running royalties for at least the next year as a result of the court’s final judgment in its current form, which could be amended as a result of the pending motions described above. The future financial impact arising from any appeal or other legal actions related to the dispute is not yet determinable and no other provision has been made in our consolidated financial statements for any future costs associated with this claim.

On March 14, 2002, Genesis filed a patent infringement lawsuit against Media Reality Technologies, Inc. (“MRT”), SmartASIC Inc., and Trumpion Microelectronics, Inc. (“Trumpion”) in the United States District Court for the Northern District of California. The complaint alleges that certain MRT and Trumpion products, which are sold as video/graphics display controllers, infringe various claims of a Genesis U.S. patent. This patent has also been issued in Japan and Korea and is pending in Taiwan. As part of this lawsuit, Genesis is seeking monetary damages and a permanent injunction that bars MRT and Trumpion from making, using, importing, offering to sell, or selling the allegedly infringing products in the United States. On September 17, 2002, Genesis filed a similar patent infringement complaint against the three companies in the United States International Trade Commission (“ITC”), as discussed below. Except for the counterclaims by MRT discussed below, the Northern District of California case has been stayed pending the outcome of the ITC action and currently remains stayed. On January 8, 2003, Genesis announced a settlement of its litigation against SmartASIC Inc.; the litigation with respect to the other defendants has not been settled. MRT has asserted counterclaims against Genesis, alleging trade secret misappropriation, interference with economic advantage, and unfair practices and competition. Genesis intends to vigorously defend against these claims. In addition, according to an MRT press release, MRT has petitioned the Taiwan Fair Trade Commission (“TFTC”) to investigate Genesis’s alleged violation of the Taiwan Fair Trade Law. The TFTC has not contacted Genesis to date to commence such an investigation. The future financial impact of these claims is not yet determinable and no provision has been made in our consolidated financial statements for any future costs associated with these claims.

On September 17, 2002, Genesis filed a patent infringement complaint against MRT, SmartASIC Inc., and Trumpion in the ITC. The Genesis legal action alleges that MRT’s Mascot series products, and Trumpion’s ZURAC and Zipro series products infringe on Genesis’s patented technology. Genesis is seeking an order from the ITC to exclude

MRT and Trumpion’s products and other products containing MRT or Trumpion’s products from entry into the United States. On October 15, 2002, the ITC voted to institute an investigation into the complaint. On January 8, 2003, Genesis announced a settlement of its litigation against SmartASIC Inc. On October 21, 2003, the Administrative Law Judge of the ITC issued an initial determination that MRT and Trumpion did not infringe the asserted patent. Genesis has filed a petition for review of that initial determination. The future financial impact of these claims is not yet determinable and no provision has been made in our consolidated financial statements for any future costs associated with these claims.

On March 10, 2003, Genesis filed a second patent infringement complaint against MRT and Trumpion in the ITC. The Genesis legal action alleges that MRT’s Mascot series products, and Trumpion’s ZURAC and Zipro series products, infringe Genesis’s patented technology. Genesis is seeking an order from the ITC to exclude MRT and Trumpion’s products and other products containing MRT or Trumpion’s products from entry into the United States. On April 8, 2003, the ITC voted to institute an investigation into the complaint. On May 30, 2003, Genesis filed an amended complaint to add Mstar Semiconductor, Inc. (“Mstar”) as a respondent. On July 22, 2003, the ITC released its order adding Mstar to that complaint. Trial is currently scheduled for January 2004. The future financial impact of these claims is not yet determinable and no provision has been made in our consolidated financial statements for any future costs associated with these claims.

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

On September 20, 2002, Genesis received a letter from a lawyer representing former executive officer Arun Johary alleging, among other things, that as a combined result of certain decisions not to allow him to sell his shares of Genesis, he suffered a total economic loss of approximately $4.1 million. On April 25, 2003, Mr. Johary filed a demand for arbitration with the American Arbitration Association regarding the same issues raised in his letter. Genesis believes Mr. Johary’s claims are without merit. However, the company and Mr. Johary settled these claims on November 8, 2003.

An unfavorable resolution of any of these lawsuits could have a material adverse effect on Genesis’s business, results of operations or financial condition.

We are not a party to any other material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of stockholders (“Annual Meeting”) held on October 7, 2003, the following individuals were elected to the Board of Directors as Class II directors for a term of three years:

NOMINEES	Votes For	Votes Withheld
Eric Erdman	26,094,323	252,358
Chandrashekar M. Reddy	26,061,868	284,814

Tim Christoffersen, Jeffrey Diamond, George Duguay, Robert Kidd and Alexander Lushtak continue as either Class I or Class III directors of the Company.

Secondly, at the Annual Meeting, the following proposal was adopted by the margin indicated: To ratify the appointment of KPMG LLP in Canada as our independent accountants for the fiscal year ending March 31, 2004. The votes cast for this action were 21,407,352 and against were 4,914,254, with 25,075 abstaining.

ITEM 5.    OTHER INFORMATION

On October 7, 2003, the audit committee of the board of directors approved the use of the company’s auditors, KPMG LLP, for certain tax planning and compliance services.

On October 28, 2003, we filed a Report on Form 8-K related to the announcement of our financial results for our fiscal second quarter ended September 30, 2003.

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

We filed a Report on Form 8-K on July 22, 2003 related to the announcement that James E. Donegan had resigned as the company’s Chairman of the Board and Chief Executive Officer, and that Eric Erdman, the company’s Chief Financial Officer, would serve as the company’s Interim Chief Executive Officer until such time as Mr. Donegan’s successor was determined. During that period, Mr. Erdman would continue as the company’s Chief Financial Officer. In addition, the Board of Directors had elected Jeffrey Diamond, a current member of the Board of Directors, to be the company’s Chairman of the Board.

We filed a Report on Form 8-K on July 29, 2003 related to the announcement of our financial results for our fiscal first quarter ended June 30, 2003 of our fiscal year 2004.

We filed a Report on Form 8-K on August 6, 2003 related to the announcement that Genesis Microchip Inc. entered into a Termination and Release Agreement by and among Genesis, Pixelworks, Inc., an Oregon corporation, and Display Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of Pixelworks. Genesis and Pixelworks issued a joint press release announcing that they had entered into the Termination Agreement.

SIGNATURE

Our authorized representative has signed this report on our behalf as required by the Securities Exchange Act of 1934.

GENESIS MICROCHIP INC.

By: /s/ ERIC ERDMAN

Eric Erdman Interim Chief Executive Officer; Chief Financial Officer

(Authorized Officer & Principal Financial Officer)

Date: November 14, 2003