Form 10-Q
period 2003-12-31
GENESIS MICROCHIP INC /DE
filed 2004-02-13
CIK 1161396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

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

Yes ☒ No ☐

There were 32,086,555 shares of the registrant’s common shares issued and outstanding as of December 31, 2003.

GENESIS MICROCHIP INC.

FORM 10-Q

THREE MONTHS ENDED DECEMBER 31, 2003

*	No information has been provided because this item is not applicable.

PART I: FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

GENESIS MICROCHIP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share amounts)

	December 31, 2003	March 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$55,850	$113,138
Short-term investments	68,477	—
Accounts receivable trade, net of allowance for doubtful accounts of $489 at December 31 and $493 at March 31	26,208	25,587
Inventories	26,779	14,269
Other	6,019	5,697

Total current assets	183,333	158,691
Property and equipment	16,277	12,770
Acquired intangibles	29,232	36,933
Goodwill	189,579	189,579
Deferred income taxes	2,113	—
Other	2,148	4,681

Total assets	$422,682	$402,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,481	$8,640
Accrued liabilities	12,485	18,164
Income taxes payable	2,475	722
Loans payable	335	334

Total current liabilities	39,776	27,860
Long-term liabilities:
Deferred income taxes	—	961

Total liabilities	39,776	28,821
Stockholders’ equity:
Capital Stock:
Preferred stock:
Authorized - 5,000 preferred shares, $0.001 par value Issued and outstanding - none at December 31 or March 31
Common Stock:
Authorized - 100,000 common shares, $0.001 par value Issued and outstanding - 32,087 shares at December 31 and 31,184 shares at March 31	32	31
Additional paid-in capital	390,914	382,587
Cumulative other comprehensive loss	(94)	(94)
Deferred stock-based compensation	(3,798)	(6,809)
Deficit	(4,148)	(1,882)

Total stockholders’ equity	382,906	373,833

Total liabilities and stockholders’ equity	$422,682	$402,654

See accompanying notes to condensed consolidated financial statements.

GENESIS MICROCHIP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended December 31		Nine Months Ended December 31
	2003	2002	2003	2002
Revenues	$56,498	$51,682	$158,548	$139,545
Cost of revenues (1)	34,146	32,623	94,013	88,283

Gross profit	22,352	19,059	64,535	51,262
Operating expenses:
Research and development (2)	7,417	8,001	22,522	26,024
Selling, general and administrative (3)	9,515	8,942	28,826	26,752
Amortization of acquired intangibles	2,654	2,654	7,962	7,973
Costs associated with patent litigation	3,529	10,163	9,583	11,561

Total operating expenses	23,115	29,760	68,893	72,310

Loss from operations	(763)	(10,701)	(4,358)	(21,048)
Interest income	314	590	786	1,422
Gain on sale of investment	663	—	663	—
Imputed interest on lease liability	—	(160)	—	(490)

Net interest and other income	977	430	1,449	932

Income (loss) before income taxes	214	(10,271)	(2,909)	(20,116)
Provision for (recovery of) income taxes	35	(3,244)	(643)	(4,461)

Net income (loss)	$179	$(7,027)	$(2,266)	$(15,655)

Earnings (loss) per share:
Basic	$0.01	$(0.22)	$(0.07)	$(0.50)
Diluted	$0.01	$(0.22)	$(0.07)	$(0.50)
Weighted average number of common shares outstanding:
Basic	31,948	31,306	31,655	31,445
Diluted	33,201	31,306	31,655	31,445
(1) Amount excludes amortization of acquired developed technology included in amortization of acquired intangibles of:	$1,925	$1,925	$5,775	$5,775
(2) Amount includes non-cash stock-based compensation of:	$723	$1,631	$2,162	$4,631
(3) Amount includes non-cash stock-based compensation of:	$207	$270	$608	$1,212

See accompanying notes to condensed consolidated financial statements.

GENESIS MICROCHIP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended
	December 31, 2003	December 31, 2002
Cash flows from operating activities:
Net loss	$(2,266)	$(15,655)
Adjustments to reconcile net loss to cash from operating activities:
Depreciation and amortization	3,569	4,122
Amortization of acquired intangibles	7,962	7,973
Non-cash stock-based compensation	2,770	5,843
Deferred income taxes	(3,074)	(4,870)
Gain on sale of investment	(663)	—
Other	(1)	519
Change in operating assets and liabilities:
Accounts receivable trade	(621)	7,836
Inventories	(12,510)	2,425
Other current assets	(322)	(627)
Accounts payable	15,841	2,507
Accrued liabilities	(5,679)	2,340
Income taxes payable	1,753	359

Net cash from operating activities	6,759	12,772
Cash flows used in investing activities:
Purchase of short-term investments	(68,477)	(3,034)
Proceeds on sales and maturities of short-term investments	—	7,836
Additions to property and equipment	(6,991)	(5,657)
Other	2,852	(1,413)

Net cash used in investing activities	(72,616)	(2,268)
Cash flows provided by financing activities:
Proceeds from issue of common stock	8,569	4,245
Repurchase of common stock	—	(3,127)
Repayment of loans payable	—	(90)

Net cash provided by financing activities	8,569	1,028
Increase (decrease) in cash and cash equivalents	(57,288)	11,532
Cash and cash equivalents, beginning of period	113,138	106,564

Cash and cash equivalents, end of period	$55,850	$118,096

See accompanying notes to condensed consolidated financial statements.

GENESIS MICROCHIP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of presentation

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America and according to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Consequently, they do not include all of the information and footnotes required by United States generally accepted accounting principles for a complete set of annual financial statements. These condensed financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended March 31, 2003 that are included in our most recent Annual Report on Form 10-K/A filed with the Securities and Exchange Commission. We believe that the accompanying financial statements reflect all adjustments, consisting solely of normal, recurring adjustments, that are necessary for fair presentation of the results for the interim periods presented. The results of operations for the period ended December 31, 2003 are not necessarily indicative of the results to be expected for the full fiscal year or for any other period.

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

We apply the fair value method of FASB Statement No. 123 (“SFAS 123”), “Accounting for Stock-based Compensation” for valuing options granted to non-employees. Stock compensation expense resulting from the issuance of options to non-employees is recognized as services are performed and the options are earned. There have been no options issued to non-employees (excluding directors) during the periods presented.

SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, requires the disclosure of pro forma net income and earnings per share had Genesis adopted the fair value method for all stock option grants as of the beginning of its 1996 fiscal year. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from Genesis’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. Genesis’s calculations were made using the Black-Scholes option-pricing model using a dividend yield of 0% and the assumptions noted in the following tables.

Stock Option Plans:

	Three Months Ended		Nine Months Ended
	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002
Risk-free interest rates	2.5%	4.4%	2.5%	4.4%
Volatility	105%	111%	108%	108%
Expected life of option in years	5	5	5	5
Weighted average fair values of options granted	$12.44	$8.50	$11.33	$5.99

Employee Stock Purchase Plan:

	Three Months Ended		Nine Months Ended
	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002
Risk-free interest rates	1.1%	1.7%	1.1%	1.7%
Expected life – years	1.25	1.25	1.25	1.25
Volatility	108%	107%	108%	108%

Had compensation expense been determined based on the fair value of awards at the grant dates in accordance with the methodology prescribed in SFAS 123, Genesis’s net loss and loss per share for the three and nine months ended December 31, 2003 and December 31, 2002 would approximate the pro forma disclosure as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002
Net income (loss) attributable to common stockholders:
As reported	$179	$(7,027)	$(2,266)	$(15,655)
Stock compensation, as reported	930	1,901	2,770	5,843
Stock compensation, under FAS 123	(5,712)	(7,229)	(17,146)	(22,946)

Pro forma	$(4,603)	$(12,355)	$(16,642)	$(32,758)

Basic earnings (loss) per share:
As reported	$0.01	$(0.22)	$(0.07)	$(0.50)
Pro forma	$(0.14)	$(0.39)	$(0.53)	$(1.04)
Diluted earnings (loss) per share:
As reported	$0.01	$(0.22)	$(0.07)	$(0.50)
Pro forma	$(0.14)	$(0.39)	$(0.53)	$(1.04)

The effects on pro forma disclosure of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosure in future years.

3.	Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing the net income (loss) in a period by the weighted average number of shares of common stock outstanding during that period. Diluted earnings (loss) per share is calculated in order to give effect to all potential shares of common stock issuable during the period on the exercise of outstanding dilutive options or warrants. The weighted average number of diluted shares outstanding is calculated by assuming that any proceeds from potential shares of common stock, such as stock options, are used to repurchase shares of common stock at the average market share price in the period.

Per share information calculated on this basis is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002
Numerator:
Net income (loss)	$179	$(7,027)	$(2,266)	$(15,655)

Denominator for basic earnings (loss) per share:
Weighted average common shares outstanding	31,948	31,306	31,655	31,445

Basic earnings (loss) per share	$0.01	$(0.22)	$(0.07)	$(0.50)

Denominator for diluted earnings (loss) per share:
Weighted average common shares outstanding	31,948	31,306	31,655	31,445
Stock options and warrants	1,253	—	—	—

Shares used in computing diluted earnings (loss) per share	33,201	31,306	31,655	31,445

Diluted earnings (loss) per share	$0.01	$(0.22)	$(0.07)	$(0.50)

Anti-dilutive potential common shares excluded from above calculation	6,231	6,145	5,019	5,324

Had we been profitable during the nine months ended December 31, 2003 and the three and nine months ended December 31, 2002, the weighted average number of securities outstanding that would have been added to the weighted average number of shares for purposes of calculating diluted earnings per share would have been (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002
Stock options	—	1,446	1,195	942

4.	Segmented information

Market information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. Previously, the Company operated with two distinct reporting units; monitor and other. Due to the convergence of the end markets, the evolution of the Company’s product offerings, and the changes to the internal reporting to the chief operating decision maker, the Company has determined that it now operates within one segment, representing one reporting unit; the design and marketing of integrated circuits for the advanced display industry.

Geographic information

Geographic revenue information is based on product shipment destination. Long-lived assets include property and equipment, as well as intangible assets. Property and equipment information is based on the physical location of the asset while the intangible assets are based on the location of the owning entity.

Genesis invoices its customers in U.S. dollars. Revenues from unaffiliated customers by geographic region were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002
United States	$3,731	$2,745	$11,210	$10,895
China	25,861	11,243	59,149	25,694
Japan	4,116	3,933	11,698	15,926
South Korea	11,838	22,839	38,751	54,478
Taiwan	5,696	6,710	20,473	22,161
Rest of world	5,256	4,212	17,267	10,391

	$56,498	$51,682	$158,548	$139,545

Net long-lived assets by country of location were as follows (in thousands):

	December 31, 2003	March 31, 2003
United States	$229,123	$233,053
Canada	4,323	4,637
Rest of world	1,642	1,592

	$235,088	$239,282

Long-lived assets include patents, property and equipment, acquired intangible assets and goodwill.

Customer concentration information

The following table shows the percentage of our revenues in each period that was derived from customers who individually accounted for more than 10% of revenues in that period:

	Three Months Ended		Nine Months Ended
	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002
Customer A	13%	29%	15%	27%
Customer B	12%	—	11%	—
Customer C	12%	—	—	—
Customer D	11%	—	10%	—
Customer E	—	12%	—	—

The following table shows customers accounting for more than 10% of accounts receivable trade at December 31, 2003 and March 31, 2003:

	December 31, 2003	March 31, 2003
Customer A	18%	19%
Customer B	15%	11%
Customer C	12%	—
Customer D	12%	26%
Customer E	—	15%

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

5.	Inventories

Inventories consist of the following (in thousands):

	December 31, 2003	March 31, 2003
Finished goods	$19,321	$11,082
Work-in-process	11,097	6,817

	30,418	17,899
Less: Inventory reserve	(3,639)	(3,630)

	$26,779	$14,269

The following table presents a roll forward of the inventory obsolescence reserve for the indicated periods:

	Three Months Ended		Nine Months Ended
	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002
Balance as at beginning of period	$4,117	$4,142	$3,630	$2,385
(Recovered) charged to cost of revenues (net)	(203)	179	284	2,111
Charge offs	(275)	—	(275)	(175)

Balance as at end of period	$3,639	$4,321	$3,639	$4,321

6.	Product warranty

An accrual for product warranty is included in accrued liabilities and reflects management’s best estimate of probable liability under its product warranties. Management estimates the accrual based on known product failures (if any), historical experience, and other currently available evidence.

The following table presents a roll forward of the accrual for warranty returns for the indicated periods:

	Three Months Ended December 31, 2003	Nine Months Ended December 31, 2003
Balance as at beginning of period	$500	$500
Provision	94	530
Charge offs	(94)	(530)

Balance as at end of period	$500	$500

7.	Contingent liabilities

On April 24, 2001, Silicon Image, Inc. (“Silicon Image”) filed a patent infringement lawsuit against Genesis in the United States District Court for the Eastern District of Virginia and simultaneously filed a complaint before the United States International Trade Commission (“ITC”). The complaint and suit alleged that certain Genesis products that contain digital receivers infringe various Silicon Image patent claims. Silicon Image was seeking an injunction to halt the sale, manufacture and use of Genesis’s DVI receiver products and unspecified monetary damages. On December 7, 2001 Silicon Image formally moved to withdraw its complaint before the ITC and those proceedings have terminated. The trial in the case before the United States District Court for the Eastern District of Virginia was set for January 2003, but the trial was taken off the calendar of the court in December 2002. On July 15, 2003, the court issued a memorandum opinion, followed by a final judgment on August 6, 2003 and an amended final judgment on December 19, 2003. In its opinion, the court ruled that Genesis and Silicon Image have settled their disputes based on a Memorandum of Understanding, or MOU, signed on December 18, 2002. The court’s opinion states that the MOU is a binding settlement agreement. The MOU states that Genesis has received a license for the right to use non-necessary claims under the Digital Visual Interface (DVI) Adopters Agreement and allows Genesis to receive a license to the non-necessary claims under the High-Definition Multimedia Interface (HDMI) Adopters Agreement. In addition, the MOU provides that Genesis has been granted a license to expand use of necessary claims in the DVI Adopters Agreement to the consumer electronics marketplace. The court’s opinion states that Genesis will pay Silicon Image a monetary settlement, license fee and running royalties on all DVI and HDMI products. The MOU further states that the companies will promote interoperability of DVI and HDMI. On December 19, 2003, the court found Genesis in civil contempt for disclosing the MOU to Pixelworks, Inc. during the merger discussions with Pixelworks. The amount of the penalty for the contempt finding has not been determined as of the date hereof; however, the estimated amount of the penalty has been reflected in the consolidated financial statements for the quarter ended December 31, 2003. On or about January 16, 2004, Genesis filed a notice of appeal to the United States Court of Appeals for the Federal Circuit. The parties are awaiting a ruling from the district court regarding the proper disposition of the funds in escrow and the amount necessary to bond the judgment pending appeal. Genesis has also filed a motion to stay effectiveness of the amended final judgment pending appeal. We recorded a provision for costs associated with this patent litigation in the year ended March 31, 2003 of $9,671,000, of which $6,218,750 was paid in escrow to the court on August 11, 2003. The payment to the court has been accounted for as a reduction of the related liability. The future financial impact arising from any appeal or other legal actions related to the dispute is not yet determinable and no other provision has been made in our consolidated financial statements for any future costs associated with this claim.

On March 14, 2002, Genesis filed a patent infringement lawsuit against Media Reality Technologies, Inc. (“MRT”), SmartASIC Inc., and Trumpion Microelectronics, Inc. (“Trumpion”) in the United States District Court for the Northern District of California. The complaint alleges that certain MRT and Trumpion products, which are sold as video/graphics display controllers, infringe various claims of a Genesis U.S. patent. This patent has also been issued in Japan and Korea and is pending in

Taiwan. As part of this lawsuit, Genesis is seeking monetary damages and a permanent injunction that bars MRT and Trumpion from making, using, importing, offering to sell, or selling the allegedly infringing products in the United States. On September 17, 2002, Genesis filed a similar patent infringement complaint against the three companies in the United States International Trade Commission (“ITC”), as discussed below. Except for the counterclaims by MRT discussed below, the Northern District of California case has been stayed pending the outcome of the ITC action and currently remains stayed. On January 8, 2003, Genesis announced a settlement of its litigation against SmartASIC Inc.; the litigation with respect to the other defendants has not been settled. MRT has asserted counterclaims against Genesis, alleging trade secret misappropriation, interference with economic advantage, and unfair practices and competition. Genesis intends to vigorously defend against these claims. In addition, in response to a complaint filed by MRT, the Taiwan Fair Trade Commission is investigating Genesis’s alleged violation of the Taiwan Fair Trade Law. The future financial impact of this claim is not yet determinable and no provision has been made in our consolidated financial statements for any future costs or settlements associated with this claim.

On September 17, 2002, Genesis filed a patent infringement complaint against MRT, SmartASIC Inc., and Trumpion in the ITC. The Genesis legal action alleges that MRT’s Mascot series products, and Trumpion’s ZURAC and Zipro series products infringe Genesis’s patented technology. Genesis is seeking an order from the ITC to exclude MRT and Trumpion’s products and other products containing MRT or Trumpion’s products from entry into the United States. On October 15, 2002, the ITC voted to institute an investigation into the complaint. On January 8, 2003, Genesis announced a settlement of its litigation against SmartASIC Inc. On October 21, 2003, the Administrative Law Judge (“ALJ”) of the ITC issued an initial determination that MRT and Trumpion did not infringe the asserted patent. However, on January 20, 2004, the ITC remanded the case to the ALJ to make new findings under a different interpretation of the patent by May 2004. The future financial impact of this claim is not yet determinable and no provision has been made in our consolidated financial statements for any future costs or settlements associated with this claim.

On March 10, 2003, Genesis filed a second patent infringement complaint against MRT and Trumpion in the ITC. Genesis subsequently amended its complaint to add Mstar Semiconductor, Inc. (“Mstar”) as a respondent, and withdrew its complaint against Trumpion. The Genesis legal action alleges that Mstar’s MST series products and MRT’s Mascot series products infringe Genesis’s patented technology. Genesis is seeking an order from the ITC to exclude Mstar’s and MRT’s products and other products containing Mstar’s and MRT’s products from entry into the United States. On April 8, 2003, the ITC voted to institute an investigation into the complaint. Trial concluded in February 2004, and an initial determination is scheduled for April 2004. The future financial impact of this claim is not yet determinable and no provision has been made in our consolidated financial statements for any future costs or settlements associated with this claim.

On November 7, 2002, a putative securities class action captioned Kuehbeck v. Genesis Microchip et al., Civil Action No. 02-CV-05344, was filed against Genesis, former Chief Executive Officer Amnon Fisher, and Interim Chief Executive Officer and Chief Financial Officer Eric Erdman, and amended on July 3, 2003 to include Executive Vice President Anders Frisk (collectively the “Individual Defendants”) in the United States District Court for the Northern District of California. The complaint alleges violations of Section 10(b) of the Securities and Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder against Genesis and the Individual Defendants, and violations of Section 20(a) of the Exchange Act against the Individual Defendants. The complaint seeks unspecified damages on behalf of a purported class of purchasers of Genesis’s common stock between April 29, 2002 and June 14, 2002. Genesis believes that it has meritorious defenses to this lawsuit and will defend the litigation vigorously. The future financial impact of this claim is not yet determinable and no provision has been made in our consolidated financial statements for any future costs associated with this claim.

8.	Deferred merger-related costs

On March 17, 2003, Genesis entered into an agreement to merge with Pixelworks, Inc. (“Pixelworks”).

On August 5, 2003, Genesis and Pixelworks entered into an agreement to terminate the proposed merger. Under the terms of the agreement, each of the parties agreed to a mutual release of claims, and Pixelworks agreed to immediately pay Genesis $5.5 million as a reimbursement for its expenses. Costs incurred by Genesis related to this transaction to March 31, 2003 were $2.5 million, and were included in other long-term assets at that date. Genesis incurred $3.1 million of related costs during the period from April 1, 2003 to August 5, 2003. The net expense of $0.1 million was included in selling, general and administrative expenses.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. . The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. For variable interest entities existing at January 31, 2003, the interpretation is currently scheduled to be effective in 2004. The application of this Interpretation will not have a material effect on our consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging”. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The provisions of SFAS No. 149 will be effective for contracts entered into after June 30,2003. The adoption of SFAS No. 149 did not have a material effect on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on our consolidated financial statements.

10.	Comparative figures

Certain comparative figures in these condensed consolidated financial statements have been reclassified to conform to the current presentation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Our Markets

We design, develop and market integrated circuits that receive and process digital video and graphic images. We also supply reference boards and designs that incorporate our proprietary integrated circuits, or chips. We are focused on developing and marketing image-processing solutions. While we continue to service the increasing demand for flat panel computer monitors, we have sharpened our focus on the rapidly growing demand for flat panel televisions. We also design products that serve both applications, or the so-called multimedia display applications, and it is becoming difficult to distinguish between a monitor with television capability and a television with a PC input. Both of these display devices could use the same Genesis chip. Similarly, we supply certain customers with chips originally designed for a computer monitor that the customer may use as low-end flat panel television controllers. It is also for these reasons that we have combined our reporting units into one operating segment, as described in Note 4 to the condensed consolidated financial statements.

We primarily market and sell our integrated circuits directly to manufacturers. We also sell finished systems, primarily to the high-end display market, under the Faroudja brand. These products are generally sold through retail channels.

Average selling prices to distributors are typically less than average selling prices to direct customers for similar products. Sales to distributors comprise less than 10% of revenue. Average selling prices and product margins of our products are typically highest during the initial months following product introduction and decline over time and as volume increases.

Our industry is very competitive and growth industries attract new entrants. The flat panel computer monitor industry is highly competitive, and we expect the flat panel television industry will be at least as competitive. Our strategy is to maintain market leadership through integration of new features and functions and by providing the highest image quality at a cost-effective price. We believe we are able to deliver the desired feature-rich image quality through relationships with customers, patented technologies, effective chip design, and customer support. While maintaining our leadership in image quality and product feature sets, we aim to maximize profitability by reducing product cost through efficient chip design, high volume production, and strong relationships with our manufacturing partners.

Our products are primarily used in displays which contain a large liquid crystal display, or LCD. These displays may be used in desktop monitor applications or LCD televisions. The availability of LCD panels has been constrained from time to time, which can cause unexpected increases in the cost of LCD panels to our customers. The cost of the LCD panel within a flat panel computer monitor or LCD TV is far greater than the cost of our product, and represents the majority of the cost of the finished product. Consequently, constraints on availability of LCD panels or increases in panel costs can result in reduced demand for our products. It is very difficult to accurately predict the availability or cost of LCD panels.

Revenue Recognition

We recognize revenue from product sales upon shipment, other than shipments to distributors, or when risks and rewards of ownership are not transferred until physical delivery to the customer’s premises. For shipments to distributors, we recognize revenue upon the distributors’ shipment to their end customers. We comply with the revenue recognition guidance summarized in Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”. Reserves for sales returns and allowances are recorded at the time of shipment. To date we have not experienced significant product returns.

Manufacturing and Supply

We have limited ability to reschedule purchase orders we place with suppliers and, therefore, we generally have to place purchase orders for products before we receive purchase orders from our customers. While we have frequent communication with significant customers to review their requirements, we are restricted in our ability to react to fluctuations in demand for our products and this exposes us to the risk of having either too much or not enough of a particular product. We have agreements with suppliers in Asia such that we are dependent on the suppliers’ manufacturing yields. We regularly evaluate the carrying value of inventory held. For the three months ended December 31, 2003, we recorded net recoveries totaling $203,000, primarily related to inventory where we realized proceeds during the period in excess of the previously written-down carrying value.

Income Taxes

The provision for income taxes is calculated based on our expected accounting effective tax rate for the entire fiscal year. We have investment tax credits and operating losses available to reduce taxes payable or taxable income. Future income tax provisions will depend on our effective tax rates and the distribution of taxable income between taxation jurisdictions, the impact of foreign exchange fluctuations, the amount of research and development performed in Canada, and the likelihood of being able to utilize available tax credits or losses.

Global Operations

We operate through subsidiaries and offices in several countries throughout the world. Our head office is located in Alviso, California. Our research and development resources are located primarily in the United States, Canada and India. The majority of our customers are located in Asia, primarily supported by our sales offices in China, Japan, South Korea and Taiwan. Our third party suppliers are located primarily in Taiwan.

Mergers and Acquisitions

Technology companies often use mergers or acquisitions to accelerate development of products, to realize potential synergies or to enter new markets. We have made acquisitions in recent years, as described below.

On February 19, 2002, we acquired all of the outstanding shares of Sage, Inc. (“Sage”) in exchange for shares of our common stock. Sage, a public company, designed, developed and marketed digital display and video processors. In addition to bringing additional image processing and mixed signal technologies to address the flat panel monitor market, Sage was developing significant expertise in technologies addressing other emerging display applications. In connection with our acquisition of Sage, we changed our legal domicile from Nova Scotia, Canada, to Delaware.

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

On March 17, 2003, we entered into an Agreement and Plan of Merger with Pixelworks, Inc., an Oregon corporation. On August 5, 2003, Genesis and Pixelworks entered into an agreement to terminate the proposed merger. Under the termination agreement, each of the parties agreed to a mutual release of claims, and Pixelworks agreed to immediately pay Genesis $5.5 million as a reimbursement for our expenses.

Critical accounting policies and estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. As described below, significant estimates are used in determining the allowance for doubtful accounts, inventory and deferred tax asset valuation, costs associated with patent litigation and the useful lives of intangible assets. We evaluate our estimates on an on-going basis, including those related to product returns, bad debts, inventories, investments, intangible assets, income taxes, warranty obligations and contingencies and litigation and other contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We regularly review the carrying values of our property and equipment by comparing the carrying amount of the asset to the expected future cash flows to be generated by the asset. If the carrying value exceeds the estimated amount recoverable, a write-down equal to the excess of the carrying value over the asset’s fair value is charged to our consolidated statement of operations.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which requires goodwill to be tested for impairment under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless their lives are determined to be indefinite. The Sage and VM Labs acquisitions have been accounted for in accordance with SFAS 142. Intangible assets are comprised of acquired core technology, acquired developed product technology, patents, trademarks and trade names and are being amortized over their estimated useful lives. Goodwill represents the excess purchase price over the fair value of net assets acquired and has not been amortized, but will be periodically tested for impairment, with the next impairment test to be conducted in the fourth quarter of our current fiscal year. In arriving at the balances for goodwill arising out of the acquisitions of Sage, Inc. and the assets of VM Labs, Inc., estimates were made as to the fair values of assets purchased and liabilities assumed, including the lease liability for vacated premises. Adjustments to those estimates during the year ended March 31, 2003, resulted in a change in the reported amount of goodwill.

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

•	We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. Should we determine that we will not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

•	From time to time, we incur costs related to potential merger activities. When we assess that we will be the acquirer for accounting purposes in such transactions and we expect to complete the transaction, direct costs associated with the acquisition are deferred and form part of the final purchase price. In the event these assessments change, any such deferred costs would be expensed. Costs associated with other merger activities are expensed as incurred.

Results of operations

The following table shows unaudited consolidated statement of operations data for the three-month and nine-month periods ended December 31, 2003 and December 31, 2002, expressed as a percentage of revenues:

	Three Months Ended		Nine Months Ended
	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	60.4	63.1	59.3	63.3

Gross profit	39.6	36.9	40.7	36.7
Operating expenses:
Research and development	13.1	15.5	14.2	18.6
Selling, general and administrative	16.8	17.3	18.2	19.2
Amortization of acquired intangibles	4.7	5.1	5.0	5.7
Costs associated with patent litigation	6.3	19.7	6.0	8.3

Total operating expenses	40.9	57.6	43.4	51.8

Loss from operations	(1.3)	(20.7)	(2.7)	(15.1)
Net interest and other income	1.7	0.8	0.9	0.7

Income (loss) before income taxes	0.4	(19.9)	(1.8)	(14.4)
Provision for (recovery of) income taxes	0.1	(6.3)	(0.4)	(3.2)

Net income (loss)	0.3%	(13.6)%	(1.4)%	(11.2)%

Three months ended December 31, 2003

Revenues: Revenues for the three months ended December 31, 2003 increased to a record $56.5 million from $51.7 million in the three months ended December 31, 2002, an increase of 9.3%. This resulted from a 50% increase in units shipped offset in part by a 25% decline in average selling prices.

Revenue is highly dependent on a number of factors, including, but not limited to, the growth rate of the flat panel monitor and advanced television markets, the rate of decline in product pricing, the company’s ability to maintain design wins with customers, timely new product introductions, supply of products from the company’s third party foundries and general economic conditions. Demand for our products may also be affected by the availability and price of LCD panels, or other components used in these display devices.

While revenue continues to be dominated by shipments into flat panel monitor applications, we estimate that shipments into displays with video capability, such as LCD television, will continue to increase and become a larger proportion of total revenue. We currently anticipate that total revenues in the quarter ended March 31, 2004 will be between $52 and $56 million.

Gross Profit: Gross profit for the three months ended December 31, 2003 increased to $22.4 million from $19.1 million in the three months ended December 31, 2002. As a percentage of revenues, gross profit represented 39.6% of revenues in the three months ended December 31, 2003, up from 36.9% of revenues in the three months ended

December 31, 2002. The increase in gross profit percentage in 2003 over 2002 was attributable primarily to reductions in our average manufacturing cost and a higher proportion of shipments into higher margin television and video applications, offset in part by an overall decline in average selling prices. We expect gross profit margins in the fourth quarter of fiscal 2004 to be in the range of 38.5 to 40.5%. Gross profit margins may be higher or lower than expected due to many factors including, but not limited to, competitive pricing actions, changes in estimated product costs or manufacturing yields, revenue levels, and changes in estimated product mix.

Research and Development: Research and development expenses include costs associated with research and development personnel, development tools and prototyping. Research and development expenses for the three months ended December 31, 2003 decreased to $7.4 million from $8.0 million in the three months ended December 31, 2002, primarily resulting from lower stock-based compensation.

These expenses represented 13.1% of revenues in the 2003 period and 15.5% of revenues in the 2002 period. The decrease in these expenses as a percentage of total revenues primarily resulted from the lower stock-based compensation expense described above.

Selling, General and Administrative: Selling, general and administrative expenses consist of personnel and related overhead costs for selling, marketing, customer support, finance, human resources, legal and general management functions and of commissions paid to regional sales representatives. Selling, general and administrative expenses increased to $9.5 million in the three months ended December 31, 2003 from $8.9 million in the three months ended December 31, 2002. The dollar increase in 2003 from 2002 reflects increased personnel costs related to increased administrative, marketing, selling and customer support personnel. These expenses represented 16.8% of revenues in the 2003 period and 17.3% of revenues in the 2002 period.

Amortization of Acquired Intangibles: Amortization of intangible assets acquired in connection with the Sage, Inc. and the VM Labs businesses was $2.7 million for the three months ended December 31, 2003 and 2002. We anticipate the quarterly amortization of acquired intangibles to remain constant over the estimated lives of those assets.

Costs Associated with Patent Litigation: We incurred costs of $3.5 million associated with ongoing litigation to protect our intellectual property during the three months ended December 31, 2003. These costs were primarily payments made to third parties associated with this litigation. In the three months ended December 31, 2002, we recognized an expense of $9.7 million in connection with certain patent litigation brought against us by Silicon Image Inc. We continue to be involved in patent litigation brought by us against companies we believe infringe our patents. More details of the various litigation matters are described in Note 7 to the condensed consolidated financial statements.

Total Operating Expenses: Total operating expenses for the three months ended December 31, 2003 decreased to $23.1 million from $29.8 million in the three months ended December 31, 2002. We expect total combined operating expenses of approximately $24 million to $25 million in the fourth quarter of fiscal 2004, including approximately $3.6 million of non-cash charges for the amortization of deferred stock-based compensation and acquired intangibles, and costs associated with intellectual property defense of $4.0 million.

Net Interest Income: Net interest income for the three months ended December 31, 2003 was $314,000, compared with $430,000 in the three months ended December 31, 2002. Future interest income will depend on the amount of funds available to invest and on future interest rates.

Gain on Sale of Investment: During the three months ended December 31, 2003, the Company sold 36% of its minority investment in a private company for approximately $1.1 million, realizing a gain of $0.7 million.

Provision for Income Taxes: The provision for income taxes is calculated based on our expected effective tax rate for the entire fiscal year. We have investment tax credits and non-capital losses available to reduce taxes payable or taxable income.

Future income tax provisions will depend on our effective tax rates and the distribution of taxable income between taxation jurisdictions, the amount of research and development performed in Canada, and the likelihood of being able to utilize available tax credits or losses.

Nine months ended December 31, 2003

Revenues: Revenues for the nine months ended December 31, 2003 increased to $158.5 million from $139.5 million in the nine months ended December 31, 2002, an increase of 13.6%. This resulted from a 59% increase in units shipped offset in part by a 27% decline in average selling prices.

Gross Profit: Gross profit for the nine months ended December 31, 2003 increased to $64.5 million from $51.3 million in the nine months ended December 31, 2002. As a percentage of revenues, gross profit represented 40.7% of revenues in the nine months ended December 31, 2003, up from 36.7% in the nine months ended December 31, 2002. The increase in gross profit percentage in 2003 over 2002 was primarily attributable to an increasing proportion of higher margin television and video applications and reductions in average manufacturing cost more than offsetting the decline in average selling prices.

Research and Development: Research and development expenses for the nine months ended December 31, 2003 decreased to $22.5 million from $26.0 million in the nine months ended December 31, 2002. These expenses represented 14.2% of revenues in the 2003 period and 18.6% of revenues in the 2002 period. The decrease in absolute dollars in 2003 compared with 2002 reflects lower stock-based compensation and costs associated with the VM Labs operation.

Selling, General and Administrative: Selling, general and administrative expenses were $28.8 million in the nine months ended December 31, 2003 and $26.8 million in the nine months ended December 31, 2002. These expenses represented 18.2% of revenues in the 2003 period and 19.2% of revenues in the 2002 period. The dollar increase in 2003 from 2002 in selling, general and administrative expenses reflects increased personnel costs related to increased administrative, marketing, selling and customer support personnel offset in part by lower stock-based compensation.

Costs Associated with Patent Litigation: Costs associated with patent litigation decreased to $9.6 million for the nine month period ended December 31, 2003 from $11.6 million in the nine month period ended December 31, 2002. The majority of the expense in 2002 related to litigation brought against us by Silicon Image Inc., while in 2003 the expense was primarily payments made to third parties related to patent infringement lawsuits brought by Genesis against several companies that we believe infringe our patents. Details of the various litigation matters are described in Note 7 to the condensed consolidated financial statements.

Amortization of Acquired Intangibles: Amortization of intangible assets associated with the acquisition of Sage, Inc. and the VM Labs business was $8.0 million for both the nine-month periods ending December 31, 2003, and 2002.

Total Operating Expenses: Total operating expenses for the nine months ended December 31, 2003 decreased to $68.9 million from $72.3 million in the nine months ended December 31, 2002. These expenses represented 43.4% of revenues in the 2003 period and 51.8% of revenues in the 2002 period.

Net Interest Income: Net interest income in the nine months ended December 31, 2003 was $786,000, compared with $932,000 in the nine months ended December 31, 2002. Future interest income will depend on the amount of funds available to invest and on future interest rates.

Provision for Income Taxes: The recovery of income taxes for the nine months ended December 31, 2003 is calculated based on our expected effective tax rate for the entire fiscal year. We have investment tax credits and non-capital losses available to reduce taxes payable or taxable income. Future income tax provisions will depend on our effective tax rates and the distribution of taxable income between taxation jurisdictions, the amount of research and development performed in Canada, and the likelihood of being able to utilize available tax credits or losses.

Liquidity and capital resources

Cash and cash equivalents were $55.8 million at December 31, 2003. Net cash from operations was $8.3 million for the nine months ended December 31, 2003.

The significant changes to working capital balances related to inventory, accounts payable, and accrued liabilities. Inventory increased by $12.5 million during the nine month period ended December 31, 2003. This increase reflects the short supply of inventory on hand at March 31, 2003 and the timing of receipt of inventory in December 2003 in anticipation of 2004 shipments of new products. The increase in accounts payable of $15.8 million reflects both the inventory build and more favorable payment terms with a key supplier. Accrued liabilities decreased by $5.7 million to $12.5 million at December 31, 2003, from $18.2 million at March 31, 2003 primarily due to the payments made related to the Silicon Image judgment as described in Note 7 to the consolidated financial statements.

Net cash from operations was $6.8 million for the nine months ended December 31, 2003.

Net cash used in investing activities was $72.6 million in the nine months ended December 31, 2003, which included the purchase of short-term investments of $68.5 million and capital spending of $7.0 million offset in part by the reimbursement of previously deferred costs associated with the terminated Pixelworks merger.

Net cash provided by financing activities in the nine months ended December 31, 2003 was $8.6 million. This represented funds received for the purchase of shares under the terms of our stock option plans and employee stock purchase plan.

As of December 31, 2003, our principal commitments consisted of obligations outstanding under operating leases. These commitments include leases for two premises in the United States, located in Sunnyvale and Alviso, California, two in China and one location in each of Canada, India, Japan, South Korea and Taiwan. In addition we have obligations under operating leases for equipment. The aggregate estimated annual payments required under our lease obligations, excluding expected sub-lease income, by fiscal year are as follows, in thousands of dollars:

2004	3,234
2005	2,819
2006	2,721
2007	2,376
2008	844
Thereafter	683

$12,677

Our lease agreements expire at various dates through 2009. Further information on lease obligations and commitments can be found in notes 9 and 16 to our consolidated financial statements included in Item 8 of our most recent Annual Report on Form 10-K/A.

Since inception we have satisfied our liquidity needs primarily through cash generated from operations and sales of equity securities. We believe that our existing cash balances together with any cash generated from our operations will be sufficient to meet our capital and operating requirements for the foreseeable future.

Periodically, we may be required to use a portion of our cash balances to increase investment in operating assets such as accounts receivable or inventory to assist in the growth of our business, or for capital assets such as land, buildings or equipment. Furthermore, because we do not have our own semiconductor manufacturing facility, we may be required to make deposits to secure supply in the event there is a shortage of manufacturing capacity in the future. While we currently have no plans to raise additional funds for such uses, we could be required or could elect to seek to raise additional capital in the future.

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

The following factors may have a harmful impact on our business:

Our quarterly revenues and operating results fluctuate due to a variety of factors, which may result in volatility or a decline in our stock price.

Our historical revenues and operating results have varied significantly from quarter to quarter due to a number of factors, including:

•	Fluctuation in demand for our products;

•	Changes in the mix of products sold;

•	Timing of new product introductions by us or our competitors;

•	Degree of market acceptance of our products and the displays into which our products are incorporated;

•	Increased competition and competitive pricing pressures;

•	Changes in product costs or manufacturing yields or available production capacity at the fabrication facilities;

•	Seasonality in demand for our products or our customers’ displays;

•	Costs and outcome of legal proceedings; and

•	The evolving and unpredictable nature of the markets for our customers’ display products that incorporate our products.

As a result of the fluctuation in our revenues and operating results, our stock price can be volatile, especially if our actual financial performance in a quarter deviates from the financial targets we set at the beginning of that quarter.

Our success will depend on the growth of the market for LCD televisions and flat panel monitors

Our ability to generate revenues will depend on the growth of the market for liquid crystal display, or LCD, televisions, flat panel computer monitors, and digital televisions. Our continued growth will also depend upon emerging markets for consumer electronics markets such as HDTV and home theater. The potential size of these markets and the timing of their development are uncertain and will depend in particular upon:

•	A significant reduction in the costs of products in the respective markets,

•	The availability, at a reasonable price, of components required by such products (such as LCD panels), and

•	The emergence of competing technologies.

These and other potential markets may not develop as expected, which would harm our business.

A large percentage of our revenues come from sales to a small number of customers

The markets for our products are highly concentrated. Our sales are derived from a limited number of customers. Sales to our largest five customers accounted for 56% of our revenues, and for our largest customer 13%, for the three months ended December 31, 2003. We expect that a small number of customers will continue to account for a large amount of our revenues. All of our sales are made on the basis of purchase orders rather than long-term agreements so that any customer could cease purchasing products at any time without penalty. The decision by any large customer to decrease or cease using our products could harm our business.

If we are unable to introduce new products with higher average selling prices, our financial results may suffer

Average selling prices for our flat panel monitor products have declined. When average selling prices decline, our revenues decline unless we are able to sell more units, and our gross margins decline unless we are able to reduce our manufacturing costs by a commensurate amount or introduce new higher-priced products to offset the declining price of existing products. Our operating results suffer when gross margins decline. We must introduce new products with higher average selling prices in order to counteract the decline in prices for our existing product line.

The sales of our products are highly concentrated and our products may not continue to be accepted in the advanced display industry

Our sales are derived from a limited number of products. Three of our products accounted for 32.9% of our revenues for the three months ended December 31, 2003. There were no other products accounting for more than ten percent of our revenues. We expect that a small number of products will continue to account for a large amount of our revenues.

Our success in the advanced display market, which includes flat panel computer monitors, as well as LCD and digital televisions, home theater, DVD, and HDTV will depend upon the extent to which manufacturers of those products incorporate our integrated circuits into their products. Our ability to sell products into this market will depend upon demand for the functionality provided by our products and their pricing. We typically need to determine the functionality of our products and to complete their design in advance of our customers completing the designs of their products. As a result, we may not be able to react to changes in our customers’ desired functionality in a timely manner.

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

We face intense competition and may not be able to compete effectively

The market in which we operate is intensely competitive and is characterized by technological change, evolving industry standards and rapidly declining average selling prices. We compete with both large companies and start-up companies, including ATI Technologies, Micronas AG, Macronix International Co., Ltd., Media Reality Technologies, Inc., Mstar Semiconductor, Inc., Philips Semiconductors, a division of Philips Electronics N.V., Pixelworks, Inc., Realtek Semiconductor Corp., Silicon Image, Inc., SmartASIC Inc., ST Microelectronics, Inc., Topro Technology Inc., Trident Microsystems, Inc. and Trumpion Microelectronics, Inc. In addition, many our of current and potential customers have their own internally developed integrated circuit solutions, and may not choose to purchase solutions from third party suppliers like Genesis.

As the market for our products continues to develop, our current customers may increase reliance on their own internally developed solutions, and competition from diversified electronic and semiconductor companies will intensify. Some competitors, which may include our own customers, are likely to include companies with greater financial and other resources than us. Increased competition could harm our business, by, for example, increasing pressure on our profit margins or causing us to lose customers. Also, the federal district court for the Eastern District of Virginia has issued an amended final judgment which states that we have received a license from Silicon Image, Inc. for certain of their DVI and HDMI patents, and must pay Silicon Image royalties on all of our DVI and HDMI products. This amended final judgment, if not overturned on appeal, could hinder our ability to compete with unlicensed competitors that are not required to pay royalties on competing products.

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

Intellectual property infringement suits brought against us may significantly harm our business

We have been defending claims brought against us by Silicon Image, Inc., alleging that certain of our products that contain digital receivers infringe various Silicon Image patent claims. On December 19, 2003, the court issued its amended final judgment in the proceeding, which such judgment is being appealed; see the developments set forth in this report under Part II, Item 1, “Legal Proceedings.” This lawsuit or any future lawsuits could subject us to a permanent injunction preventing us from selling selected products or incurring significant monetary damages. Based on our revenue for the year ended March 31, 2003, approximately 42% of our revenues could be impacted by this patent litigation.

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

Our third-party wafer foundries, third-party assembly and test subcontractors and significant customers are located in an area susceptible to earthquakes

Most of our outside foundries, third-party assembly and test subcontractors are located in Taiwan, which is an area susceptible to earthquakes. In addition, some of our significant customers are located in Taiwan. Damage caused by earthquakes in Taiwan may result in shortages of water or electricity or cause transportation difficulties that could limit the production capacity of our outside foundries or the ability of our subcontractors to provide assembly and test services. Any reduction in production capacity or the ability to provide assembly and test services could cause delays or shortages in our product supply, which would harm our business. Foundries located in Taiwan were responsible for most of our semiconductor product revenue for the three months ended December 31, 2003. Customers located in Taiwan were responsible for 10% of our revenue for the three months ended December 31, 2003. If future earthquakes damage our customers’ facilities or equipment they could reduce their purchases of our products, which would harm our business. In addition, the operations of suppliers to our outside foundries and our Taiwanese customers could be disrupted by future earthquakes, which could in turn harm our business by resulting in shortages in our product supply or reduced purchases of our products.

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

A large percentage of our revenues will come from sales outside of the United States, which creates additional business risks

A large portion of our revenues will come from sales to customers outside of the United States, particularly to equipment manufacturers located in South Korea, China, Japan and Taiwan. For the three months ended December 31, 2003, sales to regions outside of the United States represented 93% of revenues. For that same period, sales to China and South Korea alone constituted 46% and 21%, respectively of revenues. These sales are subject to numerous risks, including:

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

Our customers experience fluctuating product cycles and seasonality, which causes their sales to fluctuate

Our products are incorporated into flat panel displays. Because the market for flat panel displays is characterized by numerous new product introductions, our operating results may vary significantly from quarter to quarter. Our customers also experience seasonality in the sales of their products, which affects their orders of our products. Typically, the second half of the calendar year represents a disproportionate percentage of sales for our customers due to the holiday shopping period for these products, and therefore, a disproportionate percentage of our sales. Also, our sales in the first quarter of the calendar year may be lower as a result of the Chinese New Year holiday in Asia. We expect these sales fluctuations to continue for the foreseeable future.

We have grown rapidly, which strains our management and resources

We have experienced significant growth, which places a great strain on our management and other resources. To manage our growth effectively, we must:

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

General economic conditions may reduce our revenues and harm our business

As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic conditions. Because of the recent economic slowdown, many industries are delaying or reducing technology purchases. As a result, if economic conditions in the United States, Asia or Europe worsen, or if a wider or global economic slowdown occurs, reduced orders and shipments may cause us to fall short of our revenue expectations for any given period and may result in us carrying increased inventory. These conditions would negatively affect our business and results of operations. If our inventory builds up as a result of order postponement, we would carry excess inventory that is either unusable or that must be sold at reduced prices which will harm our revenues. In addition, weakness in the technology market could negatively affect the cash flow of our customers who could, in turn, delay paying their obligations to us. This would increase our credit risk exposure, which could harm our financial condition.

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

We carry out a significant portion of our operations outside of the United States, primarily in Canada and in India and to a lesser extent China, Japan, South Korea and Taiwan. Although virtually all of our revenues and costs of revenues are denominated in U.S. dollars, portions of our revenue and operating expenses are denominated in foreign currencies. Accordingly, our operating results are affected by changes in the exchange rate between the U.S. dollar and those currencies. Any future strengthening of those currencies against the U.S. dollar could negatively impact our operating results by increasing our operating expenses as measured in U.S. dollars. We do not currently engage in any hedging or other transactions intended to manage the risks relating to foreign currency exchange rate fluctuations, other than natural hedges that occur as a result of holding both assets and liabilities denominated in foreign currencies. We may in the future undertake hedging or other such transactions if we determine that it is necessary to offset exchange rate risks. Based on our overall currency rate exposure at December 31, 2003, a near-term 10% appreciation or depreciation in the U.S. dollar relative to a pool of our foreign currencies would not have a material effect on our operating results or financial condition.

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

On April 24, 2001, Silicon Image, Inc. (“Silicon Image”) filed a patent infringement lawsuit against Genesis in the United States District Court for the Eastern District of Virginia and simultaneously filed a complaint before the United States International Trade Commission (“ITC”). The complaint and suit alleged that certain Genesis products that contain digital receivers infringe various Silicon Image patent claims. Silicon Image was seeking an injunction to halt the sale, manufacture and use of Genesis’s DVI receiver products and unspecified monetary damages. On December 7, 2001 Silicon Image formally moved to withdraw its complaint before the ITC and those proceedings have terminated. The trial in the case before the United States District Court for the Eastern District of Virginia was set for January 2003, but the trial was taken off the calendar of the court in December 2002. On July 15, 2003, the court issued a memorandum opinion, followed by a final judgment on August 6, 2003 and an amended final judgment on December 19, 2003. In its opinion, the court ruled that Genesis and Silicon Image have settled their disputes based on a Memorandum of Understanding, or MOU, signed on December 18, 2002. The court’s opinion states that the MOU is a binding settlement agreement. The MOU states that Genesis has received a license for the right to use non-necessary claims under the Digital Visual Interface (DVI) Adopters Agreement and allows Genesis to receive a license to the non-necessary claims under the High-Definition Multimedia Interface (HDMI) Adopters Agreement. In addition, the MOU provides that Genesis has been granted a license to expand use of necessary claims in the DVI Adopters Agreement to the consumer electronics marketplace. The court’s opinion states that Genesis will pay Silicon Image a monetary settlement, license fee and running royalties on all DVI and HDMI products. The MOU further states that the companies will promote interoperability of DVI and HDMI. On December 19, 2003, the court found Genesis in civil contempt for disclosing the MOU to Pixelworks, Inc. during the merger discussions with Pixelworks. The amount of the penalty for the contempt finding has not been determined as of the date hereof; however, the estimated amount of the penalty has been reflected in the consolidated financial statements for the quarter ended December 31, 2003. On or about January 16, 2004, Genesis filed a notice of appeal to the United States Court of Appeals for the Federal Circuit. The parties are awaiting a ruling from the district court regarding the proper disposition of the funds in escrow and the amount necessary to bond the judgment pending appeal. Genesis has also filed a motion to stay effectiveness of the amended final judgment pending appeal. We recorded a provision for costs associated with this patent litigation in the year ended March 31, 2003 of $9,671,000, of which $6,218,750 was paid in escrow to the court on August 11, 2003. The payment to the court has been accounted for as a reduction of the related liability. The future financial impact arising from any appeal or other legal actions related to the dispute is not yet determinable and no other provision has been made in our consolidated financial statements for any future costs associated with this claim.

On March 14, 2002, Genesis filed a patent infringement lawsuit against Media Reality Technologies, Inc. (“MRT”), SmartASIC Inc., and Trumpion Microelectronics, Inc.

(“Trumpion”) in the United States District Court for the Northern District of California. The complaint alleges that certain MRT and Trumpion products, which are sold as video/graphics display controllers, infringe various claims of a Genesis U.S. patent. This patent has also been issued in Japan and Korea and is pending in Taiwan. As part of this lawsuit, Genesis is seeking monetary damages and a permanent injunction that bars MRT and Trumpion from making, using, importing, offering to sell, or selling the allegedly infringing products in the United States. On September 17, 2002, Genesis filed a similar patent infringement complaint against the three companies in the United States International Trade Commission (“ITC”), as discussed below. Except for the counterclaims by MRT discussed below, the Northern District of California case has been stayed pending the outcome of the ITC action and currently remains stayed. On January 8, 2003, Genesis announced a settlement of its litigation against SmartASIC Inc.; the litigation with respect to the other defendants has not been settled. MRT has asserted counterclaims against Genesis, alleging trade secret misappropriation, interference with economic advantage, and unfair practices and competition. Genesis intends to vigorously defend against these claims. In addition, in response to a complaint filed by MRT, the Taiwan Fair Trade Commission is investigating Genesis’s alleged violation of the Taiwan Fair Trade Law. The future financial impact of this claim is not yet determinable and no provision has been made in our consolidated financial statements for any future costs or settlements associated with this claim.

On September 17, 2002, Genesis filed a patent infringement complaint against MRT, SmartASIC Inc., and Trumpion in the ITC. The Genesis legal action alleges that MRT’s Mascot series products, and Trumpion’s ZURAC and Zipro series products infringe Genesis’s patented technology. Genesis is seeking an order from the ITC to exclude MRT and Trumpion’s products and other products containing MRT or Trumpion’s products from entry into the United States. On October 15, 2002, the ITC voted to institute an investigation into the complaint. On January 8, 2003, Genesis announced a settlement of its litigation against SmartASIC Inc. On October 21, 2003, the Administrative Law Judge (“ALJ”) of the ITC issued an initial determination that MRT and Trumpion did not infringe the asserted patent. However, on January 20, 2004, the ITC remanded the case to the ALJ to make new findings under a different interpretation of the patent by May 2004. The future financial impact of this claim is not yet determinable and no provision has been made in our consolidated financial statements for any future costs or settlements associated with this claim.

On March 10, 2003, Genesis filed a second patent infringement complaint against MRT and Trumpion in the ITC. Genesis subsequently amended its complaint to add Mstar Semiconductor, Inc. (“Mstar”) as a respondent, and withdrew its complaint against Trumpion. The Genesis legal action alleges that Mstar’s MST series of products and MRT’s Mascot series products infringe Genesis’s patented technology. Genesis is seeking an order from the ITC to exclude Mstar’s and MRT’s products and other products containing MRT or Trumpion’s products from entry into the United States. On April 8, 2003, the ITC voted to institute an investigation into the complaint. Trial concluded in February 2004, and an initial determination is scheduled for April 2004. The future financial impact of this claim is not yet determinable and no provision has been made in our consolidated financial statements for any future costs or settlements associated with this claim.

On November 7, 2002, a putative securities class action captioned Kuehbeck v. Genesis Microchip et al., Civil Action No. 02-CV-05344, was filed against Genesis, former Chief Executive Officer Amnon Fisher, and Interim Chief Executive Officer and Chief Financial Officer Eric Erdman, and amended on July 3, 2003 to include Chief Operating Officer Anders Frisk (collectively the “Individual Defendants”) in the United States District Court for the Northern District of California. The complaint alleges violations of Section 10(b) of the Securities and Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder against Genesis and the Individual Defendants, and violations of Section 20(a) of the Exchange Act against the Individual Defendants. The complaint seeks unspecified damages on behalf of a purported class of purchasers of Genesis’s common stock between April 29, 2002 and June 14, 2002. Genesis believes that it has meritorious defenses to this lawsuit and will defend the litigation vigorously. The future financial impact of this claim is not yet determinable and no provision has been made in our consolidated financial statements for any future costs associated with this claim.

On September 20, 2002, Genesis received a letter from a lawyer representing former executive officer Arun Johary alleging, among other things, that as a combined result of certain decisions not to allow him to sell his shares of Genesis, he suffered a total economic loss of approximately $4.1 million. On April 25, 2003, Mr. Johary filed a demand for arbitration with the American Arbitration Association regarding the same issues raised in his letter. Genesis believes Mr. Johary’s claims are without merit. However, the company and Mr. Johary settled these claims on November 8, 2003 and this was accrued in our consolidated financial statements during the three months ended September 30, 2003.

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

On October 7, 2003 and November 10, 2003, the audit committee of the board of directors approved the use of the company’s auditors, KPMG LLP, for certain tax, accounting and other compliance services.

On January 22, 2004, we filed a Report on Form 8-K related to the announcement of our financial results for our fiscal third quarter ended December 31, 2003.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1(1)	Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

3.3(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.

4.1(1)	Form of Common Stock Certificate of the Registrant.

4.2(3)	Preferred Stock Rights Agreement, dated as of June 27, 2002, between the Registrant and Mellon Investor Services, L.L.C.

10.21(4)	Settlement Agreement and Release with James E. Donegan.

10.22(5)	Termination and Release Agreement, dated as of August 5, 2003, among Genesis Microchip Inc., Display Acquisition Corporation and Pixelworks, Inc.

10.23	Offer letter with Michael Healy.

10.24	Change of Control Severance Agreement with Michael Healy.

10.25	Option Exchange Agreement with Raphael Mehrbians.

31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: February 12, 2004