Form 10-K
period 2004-03-31
GENESIS MICROCHIP INC /DE
filed 2004-06-10
CIK 1161396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2004 was approximately $352,466,539 based on the number of shares held by non-affiliates of the registrant as of March 31, 2004, and based on the reported last sale price of common stock on September 30, 2003, which was the last business day of the registrant’s most recently completed second fiscal quarter. This calculation does not reflect a determination that persons are affiliates for any other purposes. Shares of stock held by five percent stockholders have been excluded from this calculation as they may be deemed affiliates.

The number of shares outstanding of the issuer’s common stock as of March 31, 2004 was 32,652,595.

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

Trademarks

Genesis®, Genesis Display Perfection™, Faroudja®, DCDi® by Faroudja, Faroudja Picture Plus®, Nuon®, SmartSCAN®, RealColor®, Real Recovery™, Ultra-Reliable DVI®, Energy Spectrum Management®, and ESM are our trademarks or registered trademarks. This report also refers to the trademarks of other companies.

Available Information

Our Internet address is www.gnss.com. We make publicly available free of charge on our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Codes of Ethics

We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of our codes of ethics by filing a current report on Form 8-K with the Securities and Exchange Commission disclosing such information or, to the extent permissible, by posting such information on our website, at the address specified above, within the period required by Item 10 of Form 8-K and, as applicable, the listing standards of the Nasdaq National Market.

PART I

Item 1. Business:

Overview

We design, develop and market integrated circuits called display controllers that receive and process digital video and graphic images for viewing on a flat panel display. Our display controllers are typically located inside a flat panel display device, such as a flat panel computer monitor or television. We are currently targeting established display applications such as flat-panel computer monitor, and emerging display applications such as liquid crystal display (LCD) television and digital television.

The transition from analog display systems, such as most televisions and computer monitors that use cathode ray tubes, to digital display systems that use a fixed matrix of pixels to represent an image, requires sophisticated digital image-processing solutions. Our products solve input, resolution, format and frame refresh rate conversion problems while maintaining critical image information and improving perceived image quality. Our display controller products utilize patented algorithms and integrated circuit architectures as well as advanced integrated circuit design and system design expertise.

We began business as a Canadian company in 1987, and changed our domicile to become a Delaware corporation in February 2002. Until 1999 we were focused primarily on developing digital image processing technologies. In May 1999 we acquired a private U.S. corporation, Paradise Electronics, Inc., which, in addition to developing digital image processing technologies, was developing analog and mixed signal communications technologies. We have now combined analog and mixed signal technologies with digital image processing technologies into more comprehensive display controller solutions.

In February 2002, we acquired a public U.S. corporation, Sage, Inc. In addition to bringing additional image processing and mixed signal technologies to address the flat panel monitor market, Sage was developing significant expertise in technologies addressing other emerging display applications, including those technologies acquired during Sage’s acquisition of Faroudja, Inc. in June 2000. In March 2002 we acquired the technology assets of VM Labs, Inc. Those technologies include digital video decoding and audio technologies. These acquisitions improved our product offerings for the flat panel monitor market, and our ability to diversify our business into other emerging display markets, such as LCD television.

In March 2003, we entered into an agreement to merge with Pixelworks, Inc., an Oregon corporation. In August 2003, we and Pixelworks agreed to terminate the proposed merger. Under the terms of the agreement, the parties agreed to a mutual release of claims, and Pixelworks agreed to immediately pay us $5.5 million as a reimbursement for our expenses.

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

Markets and applications

Our targeted applications include the following:

•	Flat Panel Computer Monitors. Flat panel computer monitors using liquid crystal displays, or LCDs, are increasingly replacing monitors that use CRTs. For the year ended March 31, 2004, the flat panel computer monitor market represented an estimated 67% of our total revenues. Companies whose flat panel computer monitors incorporate our products include AOC, BenQ, Dell, Fujitsu, Gateway, Hewlett-Packard, IBM, Legend, LiteOn, NEC, Philips, Samsung, Sony, ViewSonic and many other leading brands.

•	Consumer Digital Television. We are leveraging our technologies in video image processing to produce products for fast-growing flat panel television and high definition digital television applications. These products may also be designed into other applications such as home theaters, video projectors and DVD players. We have secured a number of design wins with leading manufacturers for these applications, including Dell, Changhong, Eizo, Fujitsu, Hisense, Iiyama, LG, NEC, Philips, Samsung, Sharp, Sony, Toshiba, Vestel and Zenith.

•	Faroudja Home Theater Systems. We leverage our patented technologies to develop, manufacture and sell a broad portfolio of products catering to the home theater, broadcast and industrial markets. These products include video processors that produce cinema-quality images for large screen applications such as home theaters; plasma packages that combine optimized plasma panels with high performance digital video processors; projector packages and DLP projectors that offer high performance, digital theater projection systems for business and home theater applications, all sold through authorized home theater dealers and installers.

Products

The following table shows our principal integrated circuit product families, and Faroudja home theater systems, at March 31, 2004:

Product Family	Description	Markets
FLI22xx/FLI23xx	Video format conversion and image enhancement processors	CRT TV, flat panel TV, DVD player, video projectors

gm15xx/gm16xx	Graphics/TV video processors for SXGA-WUXGA resolutions	Flat panel monitors, flat panel TV, video projectors

gm21xx	Integrated analog LCD monitor controllers (for XGA and SXGA-resolution monitors)	LCD monitors and other fixed-resolution pixelated displays

gm22xx/gm52xx	Integrated LCD monitor controllers supporting resolutions up to SXGA and UXGA	Multi-function monitors and Entry-level LCD TVs

gm23xx/gm53xx	Integrated LCD monitor controllers supporting resolutions up to SXGA	Multi-function monitors

gm50xx	Dual interface analog and DVI LCD monitor controllers (for XGA to UXGA resolutions) with frame rate conversion	Multi-synchronous LCD monitors and other fixed-resolution pixelated displays

gm51xx	Dual interface Analog and DVI LCD monitor controllers (for XGA and SXGA-resolution monitors)	LCD monitors and other fixed-resolution pixelated displays

gm60xx	Digital TV video processors	CRT TV, Flat Panel TV, Video Projectors

gm7030	Digital CRT interface controller	Digital CRT displays

gmZANx	Analog interface LCD monitor controllers (for XGA-resolution monitors)	LCD monitors and other fixed-resolution pixelated displays

JagASM Jag200	Analog and digital interface LCD monitor controllers (for SXGA to UXGA-resolution monitors)	Multi-synchronous LCD monitors and other fixed-resolution pixelated displays

Product Family	Description	Markets
Faroudja Home Theater Systems

DVP1000/1010	Digital Video Processor	HD Projection and fixed-pixel displays. Professional/high-end home theater systems

DVP1500/1510	Digital Video Processor that incorporates DVD Drive	HD Projection and fixed-pixel displays. Professional/high-end home theater systems

DVP4000	Digital Video Processor that incorporates DVD Drive	HD Projection and fixed-pixel displays. Professional/high-end home theater systems

Plasma Packages	42-inch, 50-inch or 61-inch High Definition Plasma monitors packaged and optimized for use with Faroudja digital video processor system	HD Projection and fixed-pixel displays. Professional/high-end home theater systems

Projection Systems	High Definition DLP and DILA projectors packaged and customized for use with Faroudja digital video processor system	HD Projection and fixed-pixel displays. Professional/high-end home theater systems

Research and development

Our research and development efforts are performed within the following specialized groups:

•	Algorithm Development Group: focuses on developing high-quality image processing technologies and their implementation in silicon.

•	Product Development Group: focuses on developing standard semiconductor components to service our monitor and computer OEM customers. In addition we develop semiconductor components to serve customers who are designing products for new market applications, such as flat-panel television and other potential mass markets.

•	Software Engineering Group: develops the software environment required for our products to work within target systems. Software is now embedded in many of our products. The other major role of software engineering is tool development. We provide sophisticated software tools to help our customers develop their applications and customize their software to improve the productivity of those engineers involved in the process of getting their products into production.

As of March 31, 2004, we had 193 full-time employees engaged in research and development. Expenditures for research and development, including non-cash stock-based compensation, were $31.0 million for the year ended March 31, 2004, $33.3 million for the year ended March 31, 2003 and $21.8 million for the year ended March 31, 2002.

Customers, sales and marketing

Our sales and marketing personnel work closely with customers, industry leaders, sales representatives and our distributors to define features, performance, price and market timing of our products. We focus on developing long-term customer relationships with both system manufacturers and equipment manufacturers. Our marketing group includes applications engineers that produce evaluation boards and reference designs for both LCD monitors and flat-panel television applications, thereby providing complete turnkey solutions that facilitate the integration of our products into the end products manufactured by our customers.

We sell and market our products directly to customers and through regional sales representatives and distributors. Regardless of the sales channels used, we provide our customers with technical support, design assistance and customer service on-site at their facilities and through our offices in the United States, Canada, Japan, South Korea, China, Taiwan, and Singapore. Our sales representatives and distributors also provide ongoing support and service on our behalf. We generally provide a one-year warranty for our integrated circuit products.

We derive a substantial portion of our revenues from a limited number of products. For the year ended March 31, 2004, our top five products contributed 44% of our total revenues.

Our sales are also derived from a limited number of customers, with our largest five customers accounting for 53% of total revenues in fiscal 2004, 55% of total revenues in fiscal 2003 and 53% of total revenues in fiscal 2002.

For the year ended March 31, 2004, two customers, Samsung Electronics Co. and Royal Philips Electronics, N.V., each accounted for more than 10% of our total revenues. For the year ended March 31, 2003, two customers, Samsung Electronics Co. and LG Electronics, Inc., each accounted for more than 10% of our total revenues. For the year ended March 31, 2002, two customers, Samsung Electronics Co. and Top Victory Electronics Co., each accounted for more than 10% of our total revenues. At both March 31, 2004 and 2003, four customers each represented more than 10% of accounts receivable trade. The loss of any significant customer could have a material adverse impact on our business.

We sell our products primarily outside of the United States. For the year ended March 31, 2004, 83% of our revenues were from sales to China, Japan, South Korea and Taiwan, and 6% of our revenues were from customers in the United States.

Additional information on the concentration of our revenues by geography, customers and markets can be found in note 16 to our consolidated financial statements included in Item 8 of this report.

As of March 31, 2004, our sales and marketing force totaled 147 people. This included 56 field applications engineers whose role is to create reference designs and assist our customers to incorporate our integrated circuits into their products.

Manufacturing

Third parties with state-of-the-art fabrication equipment and technology manufacture our products. This approach enables us to focus on product design and development, minimizes capital expenditures and provides us with access to advanced manufacturing facilities. Most of our products use silicon wafers manufactured by Taiwan Semiconductor Manufacturing Corporation, with whom we have a fixed-term sole source arrangement. Currently, our products are being fabricated, assembled or tested by Advanced Semiconductor Engineering, International Semiconductor Engineering Labs, Siliconware Precision Industries Ltd., ST Microelectronics and Taiwan Semiconductor Manufacturing Corporation.

As semiconductor manufacturing technologies advance, manufacturers typically retire their older manufacturing processes in favor of newer processes. When this occurs, the manufacturer generally provides notice to its customers of its intent to discontinue a process, and its customers will either retire the affected part or design a newer version of the part that can be manufactured on the more advanced process. Consequently, our products may become unavailable from their current manufacturers if the processes on which they are produced are discontinued. Our devices are produced using 0.25, 0.18 and 0.16 micron process technologies and these geometries will likely be available for the next two to three years. We must manage the transition to new parts from existing parts. We have commitments from our suppliers to provide notice of any discontinuance of their manufacturing processes in order to assist us in managing these types of product transitions.

All of our products are currently sourced such that we have only one supplier for any one semiconductor die. Based on our current production volumes, this approach of single sourcing is reasonable. As our volumes grow, we intend to secure sufficient fabrication capacity and diversify our sources of supply. Any inability of a current supplier to provide adequate capacity would require us to obtain products from alternate sources. There is a considerable amount of time required to change wafer fabrication suppliers for any single product, as well as substantial costs to bring that supplier into volume production. Should a source of a product cease to be available, we believe that this would have a material adverse effect on our business, financial condition and results of operations. We have no guarantees of minimum capacity from our suppliers and are not liable for minimum purchase commitments.

Quality Assurance

Genesis Microchip strives for continuous quality improvement and consistent delivery of high quality outputs at all stages of product development, manufacturing and delivery. We are an ISO 9001 certified company. We aim to provide reliable, high quality products and services by assigning stringent checks and controls at all stages of product creation and delivery.

Our business model requires use of manufacturing subcontractors. Since we depend heavily on our subcontractors’ ability to meet our requirements and provide quality products, we must carefully select our subcontractors. We employ detailed processes for supplier qualification, monitoring and review to help ensure quality of our subcontractors’ deliverables. All our primary manufacturing subcontractors are ISO 9000 certified.

We also focus on continuous process improvement. This improvement is not limited to manufacturing and testing processes. We review our development and product planning processes in an effort to design quality into our products from the start. We also have demanding criteria for various stages of product release. Product is considered fit for release to mass production only when compliance to these criteria is considered satisfactory upon formal cross-functional reviews.

We use data provided by subcontractors as well as our own qualification testing in an effort to ensure that our products are reliable. This testing includes accelerated stress testing at elevated temperatures and voltages, environment testing and many other types of testing using methods which are recognized industry standards. The need for failure analysis may arise during product development or during use by a customer. We perform failure analysis of our devices using in-house and subcontracted facilities. Depending on the failure we use both non-destructive and destructive failure analysis techniques so as to ensure that any decisions to be taken as a result of the failure are informed and based on quantifiable information and data.

We have also taken steps towards addressing environmental concerns. For example, we have qualified lead-free packaging for our products to provide our customers the option of ordering products in lead-free packaging. In addition, we are in the first stage of preparing for ISO 14000 certification, which we currently expect to attain by the end of March 2005.

Intellectual property and licenses

We protect our technology through a combination of patents, copyrights, trade secret laws, trademark registrations, confidentiality procedures and licensing arrangements. We have over 130 United States and foreign patents with additional patent applications pending. In addition to the United States, we apply for and have been granted numerous patents in other jurisdictions, including Europe, Canada, Japan, Taiwan and South Korea. Our patents relate to various aspects of algorithms, product design or architectures. To supplement our proprietary technology, we also license technology from third parties.

We have patents in the areas of scaling and format detection that expire in 2017, which we believe are material to our monitor business. We also believe that these patents are enforceable. However, we do not believe that our patents prohibit third parties from competing with us, as other parties may be able to design competing products without relying on our patents. In addition, our ability to enforce our patents is subject to general litigation risks. In protecting our patents, we may need to litigate to assure our patents are not infringed. Litigation can be time-consuming and expensive, and there can be no assurance that we will be successful in any litigation we undertake. In addition, an unfavorable outcome in litigation could result in invalidation of the patents we assert.

Competition

The market in which we operate is intensely competitive and is characterized by technological change, evolving industry standards and rapidly declining average selling prices. We face competition from both large companies and start-up companies, including ATI Technologies, Micronas Semiconductor Holding AG, Media Reality Technologies, Inc., Mstar Semiconductor, Inc., NovaTek Microelectronics, Philips Semiconductors, a division of Philips Electronics N.V., Pixelworks, Inc., Realtek Semiconductor Corp., Silicon Image, Inc., ST Microelectronics, Inc., Topro Technology Inc., Trident Microsystems, Inc. and Trumpion Microelectronics, Inc. In addition, many our of current and potential customers have their own internally developed integrated circuit solutions, and may choose not to purchase solutions from third party suppliers like Genesis. We anticipate that as the market for our products develop, our current customers may develop their own products and competition from diversified electronic and semiconductor companies will intensify. Some competitors are likely to include companies with greater financial and other resources than us. Increased competition could harm our business, by, for example, increasing pressure on our profit margins or causing us to lose customers.

We believe that the principal competitive factors in our markets are:

•	product design features and performance,

•	product price,

•	image quality,

•	the time to market of our products, and

•	the quality and speed of customer support.

Backlog

Our customers typically order products by way of purchase orders that may be canceled or rescheduled without significant penalty. These purchase orders are subject to price negotiations and to changes in quantities of products and delivery schedules in order to reflect changes in their requirements and manufacturing availability. Historically, most of our sales have been made pursuant to short lead-time orders. In addition, our actual shipments depend on the manufacturing capability of our suppliers and the availability of products from those suppliers. As a result of the foregoing factors, we do not believe the backlog at any given time is necessarily a meaningful indicator of our future revenues. We do, however, track revenue and backlog trends on a quarter-to-quarter basis as a means of comparing revenue at a particular date in a quarter to revenue at comparable dates in past quarters.

Employees

As of March 31, 2004, we employed a total of 431 full-time employees, including 193 in research and development, 147 in sales and marketing, 40 in manufacturing operations and 51 in finance, information technology, human resources and administration. We employ a number of temporary and part-time employees and consultants on a contract basis. Our employees are not represented by a collective bargaining organization. We believe that relations with our employees are satisfactory.

Executive Officers

The following table lists the names and positions held by each of our executive officers as of May 26, 2004:

Name	Age	Position
Eric Erdman	46	Interim Chief Executive Officer and Director
Anders Frisk	48	Executive Vice President
Michael Healy	42	Chief Financial Officer and Senior Vice President, Finance
Tzoyao Chan	51	Senior Vice President, Product Development
Raphael Mehrbians	44	Senior Vice President, Product Marketing
Mohammad Tafazzoli	44	Senior Vice President, Operations
Young Ahn	49	Vice President, Sales
Rajeev Munshi	40	Vice President, Quality Assurance
Ken Murray	53	Vice President, Human Resources
Ava Hahn	31	General Counsel and Secretary

Eric Erdman was named Interim Chief Executive Officer in July 2003. Mr. Erdman has served as a member of our board of directors since May 2003, and previously served as a board member from October 1995 to September 1996. Mr. Erdman served as Chief Financial Officer from March 2002 to February 2004, and previously held the position from December 1997 to February 2002. Mr. Erdman also served as Secretary from June 2002 to October 2003, and from October 1995 to February 2002. In addition, from March 2002 to June 2002, Mr. Erdman served as Assistant Secretary. Mr. Erdman joined Genesis in July 1995 as Director, Finance and Administration and served as Vice President, Finance and Administration from July 1996 to May 1999. Mr. Erdman holds a bachelor’s degree in mathematics from the University of Waterloo, and he is a member of the American Institute of Certified Public Accountants and of the Canadian Institute of Chartered Accountants.

Anders Frisk has served as Executive Vice President since October 2003. Mr. Frisk was Chief Operating Officer from January 2003 to October 2003. Mr. Frisk joined Genesis in March 2000 as Vice President, Marketing. Prior to then, he served as Director of Technology Planning with Nokia from February 1998 to March 2000, and as PC Architecture Manager with Fujitsu ICL Computers from April 1991 to January 1998. Mr. Frisk has served on the board of the Video Electronics Standards Association, or VESA, and chaired VESA’s Monitor Committee for four years. Mr. Frisk holds a master’s degree in electrical engineering from Stockholm’s Royal Institute of Technology.

Michael Healy joined Genesis in February 2004 as Chief Financial Officer and Senior Vice President of Finance. Previously, Mr. Healy served as Chief Financial Officer of Jamcracker, Inc., a software and application service provider aggregator, from November 2002 to February 2004. From September 1997 to January 2002, Mr. Healy held senior level finance positions at Exodus Communications, including Senior Vice President of Finance. Prior to then, he held various senior financial management positions at Apple Computer, and was an auditor at Deloitte & Touche. Mr. Healy holds a bachelor’s degree in accounting from Santa Clara University and is a Certified Public Accountant. Mr. Healy is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

Tzoyao Chan joined Genesis in May 1999 as the result of the merger with Paradise Electronics. Before joining Paradise in May 1997, Dr. Chan was Director of Engineering at Cirrus Logic, Inc., a semiconductor company. He has also held various engineering and management positions at leading chip-design companies including Bell Labs (now Lucent Technology), Intel Corp, LSI Logic, Chips & Technologies and S3. Dr. Chan holds a Ph.D. in electrical engineering from the University of Arizona.

Raphael Mehrbians has served as Senior Vice President, Product Marketing since September 2003. Mr. Mehrbians joined Genesis in February 2002 as Vice President, LCD Monitor Product Marketing. Mr. Mehrbians served as Director of Marketing for NeoMagic Corporation, a handheld applications processor company, from October 1999 to February 2002. Prior to then, he was Vice President of Product Marketing for Lexar Media, a

digital storage media company, from April 1997 to October 1999. Mr. Mehrbians also served in various positions including Director of Marketing for Cirrus Logic, Inc., a semiconductor company, from September 1985 to April 1997. Mr. Mehrbians holds a bachelor’s degree from the University of Michigan, and a master’s degree in electrical engineering from the University of Michigan.

Mohammad Tafazzoli served as Vice President, Operations from June 2000 and was appointed Senior Vice President in May 2004. He was previously the Director of Operations at Genesis and joined the company as a result of the merger with Paradise Electronics. Prior to joining Paradise in 1998, Mr. Tafazzoli was a Senior Manager, Product Engineering for the Graphics Business Unit of Cirrus Logic, Inc., a semiconductor company, from October 1993 to March 1998. Mr. Tafazzoli holds a bachelor’s degree in electrical engineering from San Jose State University.

Young Ahn has served as our Vice President, Sales since April 2004. From April 1998 to April 2004, Mr. Ahn served as our country sales manager for Korea. Prior to then, Mr. Ahn served in several managerial positions at Samsung Electronics Co. and its affiliate companies, Samsung Research & Development Center, Samsung Information Systems America and Samsung Electronics America. Mr. Ahn holds a bachelor’s degree in electrical engineering from Han-Yang University, and also completed the Samsung Advanced Management Program at the Wharton School of Business at the University of Pennsylvania.

Rajeev Munshi has served as Vice President, Quality Assurance since December 2002. Mr. Munshi joined Genesis in December 2000 as Director of Quality Assurance. From June 2000 to December 2000, Mr. Munshi served as Director of Quality Assurance for ChipPAC, Inc., a provider of semiconductor packaging and test services. From 1997 to December 2000, Mr. Munshi was Director of Quality and Reliability of the Mass Storage Division at Cirrus Logic Inc., a semiconductor company. Mr. Munshi holds a bachelor’s degree from Delhi University, India and an M.B.A. from California State University.

Ken Murray joined Genesis in August 2000 as Vice President, Human Resources. He served as Vice President, Human Resources at Chordiant Software from November 1999 to August 2000 and at NeoMagic Corp. from July 1997 to November 1999. From 1984 to July 1997, Mr. Murray served as Vice President, Human Resources for Akashic Memories Corporation, a magnetic media company. Mr. Murray holds a bachelor’s degree in business administration from San Jose State University.

Ava Hahn joined Genesis in August 2002 as Corporate Counsel. Since May 2003, she has served as General Counsel, and since October 2003, she has also served as Secretary. In addition, Ms. Hahn was Assistant Secretary from September 2002 to October 2003. From August 2000 to August 2002, Ms. Hahn was Director, Legal Affairs at LuxN, Inc., an optical networking company. Prior to then, Ms. Hahn was an associate attorney with Wilson Sonsini Goodrich & Rosati, P.C. Ms. Hahn holds a bachelor’s degree from the University of California at Berkeley and a J.D. from Columbia Law School.

Item 2. Properties:

We lease offices in Alviso and San Jose, California; Thornhill, Ontario, Canada; Bangalore, India; Taipei, Taiwan; Seoul, South Korea; Shenzen, China; Shanghai, China; and Tokyo, Japan. We believe our existing facilities are adequate to meet our needs for the immediate future and that future growth can be accomplished by leasing additional or alternative space on commercially reasonable terms. Further information on our lease commitments can be found in note 15 to our consolidated financial statements included in Item 8 of this report.

Item 3. Legal Proceedings:

In April 2001, Silicon Image, Inc. (“Silicon Image”) filed a patent infringement lawsuit against Genesis in the United States District Court for the Eastern District of Virginia and simultaneously filed a complaint before the United States International Trade Commission (“ITC”). The complaint and suit alleged that certain Genesis products that contain digital receivers infringe various Silicon Image patent claims. Silicon Image was seeking an injunction to halt the sale, manufacture and use of Genesis’s DVI receiver products and unspecified monetary damages. In December 2001 Silicon Image formally moved to withdraw its complaint before the ITC and those proceedings have terminated. The trial in the case before the United States District Court for the Eastern District of Virginia was set for January 2003, but the trial was taken off the calendar of the court in December 2002. In July 2003, the district court issued a memorandum opinion, followed by a final judgment in August 2003 and an amended final judgment in December 2003. In its opinion, the district court ruled that Genesis and Silicon Image have settled their disputes based on a Memorandum of Understanding, or MOU, signed on December 18, 2002. The district court’s opinion states that the MOU is a binding settlement agreement. The MOU states that Genesis has received a license for the right to use non-necessary claims under the Digital Visual Interface (DVI) Adopters Agreement and allows Genesis to receive a license to the non-necessary claims under the High-Definition Multimedia Interface (HDMI) Adopters Agreement. In addition, the MOU provides that Genesis has been granted a license to expand use of necessary claims in the DVI Adopters Agreement to the consumer electronics marketplace. The district court’s opinion states that Genesis will pay Silicon Image a monetary settlement, license fee and running royalties on all DVI and HDMI products. The MOU further states that the companies will promote interoperability of DVI and HDMI. In December 2003, the district court found Genesis in civil contempt for disclosing the MOU to Pixelworks, Inc. during merger discussions with Pixelworks. The amount of the penalty for the contempt finding has not been determined as of the date hereof; however, the estimated amount of the penalty has been reflected in the consolidated financial statements for the quarter ended December 31, 2003. In January 2004, Genesis filed a notice of appeal to the United States Court of Appeals for the Federal Circuit. In March 2004, the district court issued an order regarding the proper disposition of the funds in escrow and the amount necessary to bond the judgment pending appeal. In April 2004, the court also granted Genesis’s motion to stay effectiveness of the amended final judgment pending appeal. We recorded a provision for costs associated with this patent litigation in the year ended March 31, 2003, a portion of which was paid in escrow to the court in August 2003 and an additional undisclosed amount was paid to the court as a bond in March 2004. The payments to the court have been accounted for as reductions of the related liability. The future financial impact arising from any appeal or other legal actions related to the dispute is not yet determinable and no other provision has been made in our consolidated financial statements for any future costs associated with this claim.

In March 2002, Genesis filed a patent infringement lawsuit against Media Reality Technologies, Inc. (“MRT”), SmartASIC Inc., and Trumpion Microelectronics, Inc. (“Trumpion”) in the United States District Court for the Northern District of California. The complaint alleged that certain MRT, SmartASIC and Trumpion products, which are sold as video/graphics display controllers, infringe various claims of a Genesis U.S. patent. This patent has also been issued in Japan and Korea and is pending in Taiwan. As part of this lawsuit, Genesis is seeking monetary damages and a permanent injunction that bars MRT and Trumpion from making, using, importing, offering to sell, or selling the allegedly infringing products in the United States. In September 2002, Genesis filed a similar patent infringement complaint against the three companies in the United States International Trade Commission (“ITC”), as discussed below. Except for the counterclaims by MRT discussed below, the Northern District of California case has been stayed pending the outcome of the ITC action and currently remains stayed. In January 2003, Genesis announced a settlement of its litigation against SmartASIC Inc.; the litigation with respect to the other defendants has not been settled. MRT has asserted counterclaims against Genesis, alleging trade secret misappropriation, interference with economic advantage, and unfair practices and competition. Genesis intends to vigorously defend against these claims. In addition, in response to a complaint filed by MRT, the Taiwan Fair Trade Commission is investigating Genesis’s alleged violation of the Taiwan Fair Trade Law. The future financial impact of these claims is not yet determinable and no provision has been made in our consolidated financial statements for any future costs or settlements associated with these claims.

In September 2002, Genesis filed a patent infringement complaint against MRT, SmartASIC Inc., and Trumpion in the ITC. The Genesis legal action alleged that MRT, SmartASIC, and Trumpion products infringe Genesis’s patented technology. In January 2003, Genesis announced a settlement of its litigation against SmartASIC Inc. Genesis is seeking an order from the ITC to exclude MRT and Trumpion’s products and other products containing MRT or Trumpion’s products from entry into the United States. On October 15, 2002, the ITC voted to institute an investigation into the complaint. In October 2003, the Administrative Law Judge (“ALJ”) of the ITC issued an initial determination that MRT and Trumpion did not infringe the asserted patent. However, in January 2004, the ITC remanded the case to the ALJ to make new findings under a different interpretation of the patent. On May 20, 2004, the ALJ issued a revised initial determination that MRT and Trumpion infringe the asserted patent.

In March 2003, Genesis filed a second patent infringement complaint against MRT and Trumpion in the ITC. Genesis subsequently amended its complaint to add Mstar Semiconductor, Inc. (“Mstar”) as a respondent, and withdrew its complaint against Trumpion. The Genesis legal action alleges that Mstar’s MST series of products and MRT’s Mascot series products infringe Genesis’s patented technology. Genesis is seeking an order from the ITC to exclude Mstar’s and MRT’s products and other products containing MRT or Mstar’s products from entry into the United States. In April 2003, the ITC voted to institute an investigation into the complaint. In April 2004, the ALJ issued an initial determination that Mstar infringes one of two the patents asserted against it, and that MRT did not infringe the one patent asserted against it in this case.

On May 21, 2004 the ITC combined both patent infringement cases into one case. The future financial impact of this claim is not yet determinable and no provision has been made in our consolidated financial statements for any future costs or settlements associated with this claim.

In November 2002, a putative securities class action captioned Kuehbeck v. Genesis Microchip et al., Civil Action No. 02-CV-05344, was filed against Genesis, former Chief Executive Officer Amnon Fisher, and Interim Chief Executive Officer Eric Erdman, and amended in July 2003 to include Executive Vice President Anders Frisk (collectively the “Individual Defendants”) in the United States District Court for the Northern District of California. The complaint alleges violations of Section 10(b) of the Securities and Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder against Genesis and the Individual Defendants, and violations of Section 20(a) of the Exchange Act against the Individual Defendants. The complaint seeks unspecified damages on behalf of a purported class of purchasers of Genesis’s common stock between April 29, 2002 and June 14, 2002. In April 2004, the court granted Genesis’s motion to dismiss the case, but gave the plaintiff leave to amend her complaint. On May 17, 2004, the plaintiff filed an amended complaint. Genesis believes that it has meritorious defenses to this lawsuit and will continue to defend the litigation vigorously. The future financial impact of this claim is not yet determinable and no provision has been made in our consolidated financial statements for any future costs associated with this claim.

An unfavorable resolution of any of these lawsuits could have a material adverse effect on Genesis’s business, results of operations or financial condition.

In September 2002, Genesis received a letter from a lawyer representing former executive officer Arun Johary alleging, among other things, that as a combined result of certain decisions not to allow him to sell his shares of Genesis, he suffered a total economic loss of approximately $4.1 million. In April 2003, Mr. Johary filed a demand for arbitration with the American Arbitration Association regarding the same issues raised in his letter. Genesis believes Mr. Johary’s claims are without merit. However, Genesis and Mr. Johary settled these claims in November 2003, and this amount was accrued in our consolidated financial statements for the three months ended September 30, 2003.

We are not a party to any other material legal proceedings.

Item 4. Submission of Matters To a Vote of Security Holders:

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2004.

PART II

Item 5. Market for Our Common Stock and Related Stockholder Matters:

Market information

Our common stock trades on the Nasdaq National Market under the symbol “GNSS.” We have not listed our stock on any other markets or exchanges. The following table shows the high and low closing prices for our common stock as reported by the Nasdaq National Market:

	High	Low
2002 Calendar Year
First Quarter	$72.51	$23.49
Second Quarter	$28.40	$7.72
Third Quarter	$9.31	$5.64
Fourth Quarter	$21.41	$6.40
2003 Calendar Year
First Quarter	$18.15	$10.49
Second Quarter	$19.02	$13.05
Third Quarter	$16.40	$8.69
Fourth Quarter	$19.87	$11.25
2004 Calendar Year
First Quarter	$22.53	$13.98
Second Quarter (to May 27)	$19.99	$13.02

As of May 27, 2004, we had approximately 184 common stockholders of record and a substantially greater number of beneficial owners.

Dividend policy

We have never declared or paid dividends on our common stock. We intend to retain our earnings for use in our business and therefore we do not anticipate declaring or paying any cash dividends in the foreseeable future.

Item 6. Selected Consolidated Financial Data:

Selected consolidated financial data for the last five fiscal years appears below (in thousands, except per share data):

	Year Ended March 31
	2004	2003	2002	2001	2000
Statements of Operations Data:
Revenues	$213,420	$194,325	$163,370	$63,627	$53,332
Cost of revenues	127,035	119,410	89,287	32,416	17,021

Gross profit	86,385	74,915	74,083	31,211	36,311
Operating expenses:
Research and development	30,983	33,275	21,762	17,413	16,065
Selling, general and administrative	39,149	36,231	21,469	15,947	12,364
Amortization of acquired intangibles	10,616	10,627	1,032	—	—
Provision for costs associated with patent litigation	12,630	14,504	—	—	—
Restructuring	—	—	1,858	—	—
In-process research and development	—	—	4,700	—	—
Merger-related costs	—	—	—	—	3,455

Total operating expenses	93,378	94,637	50,821	33,360	31,844

Income (loss) from operations	(6,993)	(19,722)	23,262	(2,149)	4,427
Interest and other income, net	1,725	946	1,463	2,328	1,941

Income (loss) before income taxes	(5,268)	(18,766)	24,725	179	6,368
Provision for (recovery of) income taxes	(1,063)	(4,140)	6,729	(2,483)	360

Net income (loss)	$(4,205)	$(14,636)	$17,996	$2,662	$6,008

Earnings (loss) per share:
Basic	$(0.13)	$(0.47)	$0.82	$0.14	$0.32
Diluted	$(0.13)	$(0.47)	$0.74	$0.13	$0.30
Weighted average number of shares of common stock outstanding:
Basic	31,876	31,248	22,025	19,406	18,756
Diluted	31,876	31,248	24,177	19,884	19,922

	March 31
	2004	2003	2002	2001	2000
Balance Sheets Data:
Cash, cash equivalents and short-term investments	$118,222	$113,138	$106,564	$32,827	$42,942
Working capital	147,651	130,831	139,633	53,190	50,661
Total assets	410,726	402,654	428,391	81,446	71,791
Total long-term liabilities, net of current portion	—	—	328	410	518
Stockholders’ equity	386,855	373,833	383,571	70,389	65,247

Results of operations for the fiscal years ended March 31, 2002, March 31, 2003 and March 31, 2004 include the financial impacts of the acquisitions of Sage, Inc. and the assets of VM Labs, Inc. from the dates they were acquired. Both acquisitions occurred in the fourth quarter of the fiscal year ended March 31, 2002, as described in Item 7 below.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations:

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a general discussion of our target markets, the nature of our products, and some of the business issues we are facing as a company. This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. In the next section, we discuss our Results of Operations for the year ended March 31, 2004, or fiscal 2004 compared to fiscal 2003 and fiscal 2002, and corresponding quarterly information within those quarters as viewed through the eyes of Management. We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the section entitled Liquidity and Capital Resources.

This MD&A should be read in conjunction with the other sections of this Annual Report on Form 10-K. The various sections of this MD&A contain a number of statements of a forward-looking nature relating to potential future events or to our future financial performance. The forward-looking statements are our targets based on current information and the industry’s expectation of future market conditions. They are not predictions of actual performance. You should consider the various factors identified under the caption “Risk Factors” in evaluating those statements.

Overview

Our Markets

We are focused on developing and marketing image-processing solutions. We design, develop and market integrated circuits that receive and process digital video and graphic images. We also supply reference boards and designs that incorporate our software and proprietary integrated circuits, or chips. Our products are primarily used in displays which contain a large liquid crystal display, or LCD. These displays may be used in desktop monitor applications or LCD televisions.

We generate the majority of our revenue by selling our image-processing solutions to the manufacturers of LCD displays. We outsource the manufacturing of our products to large semiconductor manufacturers, thereby eliminating the need for capital intensive plant and equipment. Our targeted long-term gross profit percentage is in the 40% range. Our most significant cash operating expense is labor, with our workforce employed in research and development of new products and technologies and in marketing, sales, customer support, and distribution of our products.

While we continue to service the increasing demand for flat panel computer monitors, we have sharpened our focus on the rapidly growing demand for flat panel televisions. We also design products that serve both applications, or the so-called multimedia display applications, and it is difficult to distinguish between a monitor with television capability and a television with a PC input. Both of these display devices could use the same Genesis chip. Similarly, we supply certain customers with chips originally designed for a computer monitor that the customer may use as entry-level flat panel television controllers. We assist customers in developing their designs. Typically, a TV design will take more time and support from our field application engineers, increasing our costs during a customer’s pre-production period.

The growth in our target markets is finitely limited by the industry’s capacity to supply LCD panels or other digital displays. Furthermore, the availability of LCD panels from time to time has been constrained, causing unexpected increases in the cost of LCD panels to our customers, thus resulting in our customers changing their demand expectations for our products. Our products usually represent less than five percent of the average retail cost of a standard 17” LCD TV today, while the cost of the LCD panel within a flat panel computer monitor or LCD TV represents the majority of the cost of the finished product. Consequently, constraints on availability of LCD panels or increases in panel costs can result in reduced demand for our products, and it is very difficult to accurately predict the availability or cost of LCD panels and well beyond our means to control. Conversely, it is the increase in production volumes of larger size LCD panels in new fabrication facilities coming on line over the next two years that is expected to result in lower cost panels and hence lower average selling prices of the end product. We expect this to lead to a significant increase in demand for display controllers.

Our industry is very competitive and growth industries attract new entrants. The flat panel computer monitor industry is highly competitive. Our average selling prices of monitor display controllers, in spite of increased functionality have declined by approximately 50% over the past two years. We expect the flat panel television industry will be as competitive over time. Our strategy is to maintain market leadership through integration of new features and functions and by providing the highest image quality at a cost-effective price. We believe we are able to deliver the desired feature-rich image quality through relationships with customers, patented technologies, effective chip design, and customer support. While maintaining our leadership in image quality and product feature sets, we strive to maximize profitability by reducing product cost through efficient chip design and driving costs down throughout our supply chain.

While we primarily market and sell our integrated circuits directly to manufacturers, we also sell finished systems, primarily to the high-end display market, under the Faroudja brand. These products are generally sold through retail channels and represent a very small portion of our overall revenue.

Average selling prices to distributors are typically less than average selling prices to direct customers for similar products. Sales to distributors comprise less than 10% of revenue. Average selling prices and product margins of our products are typically highest during the initial months following product introduction and decline over time and as volume increases.

Revenue Recognition

We recognize revenue from product sales to manufacturers upon shipment, except when risks and rewards of ownership are not transferred upon shipment. In these cases, revenue is not recognized until physical delivery to the customers’ premises. For shipments to distributors, we recognize revenue upon the distributors’ shipment to their end customers, except in certain circumstances where orders are placed with non-cancelable/non-return terms. An example of this would be when last time orders are placed for products at the end of their life cycle. In this situation, revenue would be recognized upon shipment. Reserves for sales returns and allowances are recorded at the time of shipment. To date we have not experienced significant product returns.

Manufacturing and Supply

We generally need to place purchase orders for products before we receive purchase orders from our customers. This is because production lead times for silicon wafers, from which our products are manufactured, can be as long as two months, while many of our customers place orders only one month in advance of their requested delivery date. We have agreements with suppliers in Asia such that we are dependent on the suppliers’ manufacturing yields. We continue to look at alternative sources of supply to reduce our reliance on key suppliers and reduce lead times, though dual sourcing for specific products is more costly in terms of set-up and yields are typically lower as each manufacturing supplier ramps up production. While we have frequent communication with significant customers to review their requirements, we are restricted in our ability to react to fluctuations in demand for our products and this exposes us to the risk of having either too much or not enough of a particular product. We regularly evaluate the carrying value of inventory held. For the year ended March 31, 2004, we recorded net reserves totaling $771,000, related to inventory where we did not foresee sufficient demand for the on-hand inventory to support the carrying value.

Global Operations

We operate through subsidiaries and offices in several countries throughout the world. Our head office is located in Alviso (Silicon Valley), California. Our research and development resources are located in the United States, Canada and India. The majority of our customers are located in Asia, supported by our sales offices in China, Japan, South Korea and Taiwan. Our third party suppliers are located primarily in Taiwan. Although virtually all of our revenues and costs of revenues are denominated in U.S. dollars, portions of our revenue and operating expenses are denominated in foreign currencies. Accordingly, our operating results are affected by changes in the exchange rate between the U.S. dollar and those currencies. Any future strengthening of those currencies against the U.S. dollar could negatively impact our operating results by increasing our operating expenses as measured in U.S. dollars. We do not currently engage in any hedging or other transactions intended to manage the risks relating to foreign currency exchange rate fluctuations, other than natural hedges that occur as a result of holding both assets and liabilities denominated in foreign currencies. Our operating expenses are also affected by changes in the rate of inflation in the various countries in which we operate.

Mergers and Acquisitions

Technology companies often use mergers or acquisitions to accelerate development of products, to realize potential synergies or to enter new markets. We have made acquisitions in recent years, as described below.

On February 19, 2002, we acquired all of the outstanding shares of Sage, Inc. (“Sage”) in exchange for shares of our common stock. Sage, a public company, designed, developed and marketed digital display controllers and Faroudja video processors. In addition to bringing additional image processing and mixed signal technologies to address the flat panel monitor market, Sage was developing significant expertise in technologies addressing other emerging display applications, including those technologies acquired during Sage’s acquisition of Faroudja in June 2000. The Sage operations are now fully integrated with Genesis and the first products integrating both Sage and Genesis intellectual property are targeted for production with key customers later in calendar 2004. In connection with our acquisition of Sage, we changed our legal domicile from Nova Scotia, Canada, to Delaware.

In March 2002, we acquired substantially all the assets of VM Labs, Inc. (“VM Labs”), including all patents, trademarks and other intellectual property. Certain former VM Labs employees were retained to focus on incorporating the acquired technologies into existing and new Genesis display products, and we are continuing to invest in the further development of the acquired technologies. The primary focus for this group of employees is the area of consumer digital television.

We accounted for the acquisitions of Sage and the assets of VM Labs using the purchase method of accounting.

On March 17, 2003, we entered into an Agreement and Plan of Merger with Pixelworks, Inc. In August 2003, Genesis and Pixelworks terminated the proposed merger. Under the termination agreement, each of the parties agreed to a mutual release of claims and Pixelworks agreed to immediately pay Genesis $5.5 million as a reimbursement for our expenses.

Critical accounting policies and estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. As described below, significant estimates are used in determining the allowance for doubtful accounts, inventory and deferred tax asset valuation, potential settlements and costs associated with patent litigation and the useful lives of intangible assets. We evaluate our estimates on an on-going basis, including those related to product returns, bad debts, inventories, investments, intangible assets, income taxes, warranty obligations and litigation and other contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

•	We record estimated reductions to revenue for customer returns based on historical experience. A customer may only return product if the product is faulty, although in certain circumstances we agree to accept returns if replacement orders are placed for other products. If actual customer returns increase, we may be required to recognize additional reductions to revenue.

•	We record the estimated future cost of replacing faulty product as an increase to cost of sales. To date we have not experienced significant returns related to quality. If returns increase as a result of changes in product quality, we may be required to recognize additional warranty expense.

•	We maintain allowances for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We have not suffered any significant loss in this area.

•	We provide for valuation reserves against our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those we project, additional inventory valuation reserves may be required.

•	We provide for costs associated with settling litigation when we believe that we have a reasonable basis for estimating those costs. If actual costs associated with settling litigation differ from our estimates, we may be required to recognize additional costs.

•	Goodwill, which represents the excess of cost over the fair value of net assets acquired in business combinations, is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the goodwill might be impaired. The impairment tests are performed in accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets. Accordingly, an impairment loss is recognized to the extent that the carrying amount of goodwill exceeds its implied fair value. This determination is made at the reporting unit level. We have assigned all goodwill to a single, enterprise-level reporting unit. The impairment test consists of two steps. First, we determine the fair value of the reporting unit. The fair value is then compared to its carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation in accordance with FASB Statement No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. We perform our annual impairment test on January 1st of each year. We did not record any goodwill impairment charges in fiscal 2004, 2003 or 2002. Goodwill balances may also be affected by changes in other estimates made at the time of acquisitions.

•	We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In making this determination we project taxable income by jurisdiction for the next five years based on market assumptions and company plans, and other jurisdictional history. Should we determine that we will not be able to realize all or part of our net deferred tax asset, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

•	From time to time, we incur costs related to potential merger activities. When we assess that we will be the acquirer for accounting purposes in such transactions and we expect to complete the transaction, direct costs associated with the acquisition are deferred and form part of the final purchase price. In the event these assessments change, any such deferred costs would be expensed. Costs associated with other merger activities are expensed as incurred.

RESULTS OF OPERATIONS

REVENUE AND GROSS PROFIT

	Year ended March 31
	2004	2003	2002
	(in thousands)
Total revenue	$213,420	$194,325	$163,370
Gross profit	86,385	74,915	74,083
Gross profit percentage	40.5%	38.6%	45.3%

Revenue by geography:
United States	$13,560	$12,760	$6,566
China	79,592	36,854	24,503
Japan	16,585	19,836	12,760
South Korea	53,628	77,690	51,411
Taiwan	27,170	32,462	62,857
Rest of world	22,885	14,723	5,273

Total Revenue	$213,420	$194,325	$163,370

Total Revenues: Revenues for the year ended March 31, 2004 increased by 9.8% to $213.4 million from $194.3 million for the year ended March 31, 2003, which in turn represented an increase of 18.9% from $163.4 million for the year ended March 31, 2002. According to some industry reports, unit global demand for LCD monitors grew by approximately 50% throughout calendar 2003 and by 90% throughout calendar 2002. Demand for advanced televisions started to increase in the second half of fiscal 2004. The growth in our revenues reflects the growth in unit demand for our products as we have successfully maintained a leadership position in these rapidly growing markets, though declining average selling prices because of competitive pressures and changes in product mix offset some of the growth in dollar terms. Our annual sequential unit shipments increased 47% in fiscal 2004 to 39.8 million units from 27.0 million units in fiscal 2003, while average selling prices on a blended basis declined by 25% during the same period. Unit shipments increased 57% in fiscal 2003 from 17.2 million in fiscal 2002, while average selling prices declined by 24%.

The majority of our shipments continue to be to customers located in Asia. Within this region, many of our Taiwan customers have set up production facilities in China, and as a result our shipments to China have increased over the last three years. Certain companies in South Korea such as Samsung Electronics and LG Electronics continue to maintain significant market share, and while these companies are our leading customers, we have experienced a decline in volume at Samsung due to competitive pressures.

We continue to maintain considerable market share in the advanced display market and expect to benefit from its continued growth. While revenue continues to be dominated by shipments into flat panel monitor applications, we estimate that revenues from shipments into displays with video capability, such as LCD television, will continue to increase and become a larger proportion of total revenue to over 50% of the total by the end of our next fiscal year. We expect strong competition in all sectors of the market, but declines in average selling prices due to price competition at the low-end of the display controller market are expected to slow down as prices approach cost for many manufacturers and we have less new entrants into the marketplace. As for higher-end display controllers with video capability, there remains considerable opportunity to improve quality and add features at reduced cost through further integration.

While continued revenue growth is one of our key goals, it is important to note that revenue is highly dependent on a number of factors, including, but not limited to, the growth rate of the flat panel monitor and advanced television markets, the rate of decline in product pricing, our ability to maintain design wins with customers, our ability to provide customer support resources, timely new product introductions, supply of products from our third party foundries and general economic and political conditions. Demand for our products may also be affected by the availability and price of LCD panels, or other components used in these display devices. In particular, the supply of larger size LCD panels is expected to be constrained for the foreseeable future based on some industry reports.

Gross Profit: Gross profit for the year ended March 31, 2004 increased by 15.3% to $86.4 million from $74.9 million for the year ended March 31, 2003, which in turn represented an increase of 1.1% from $74.1 million for the year ended March 31, 2002. As a percentage of revenues, gross profit represented 40.5% of revenues for the year ended March 31, 2004, 38.6% for the year ended March 31, 2003, and 45.3% for the year ended March 31, 2002. This trend in gross profit percentage reflects the decline in our manufacturing costs at a faster rate than average selling prices in fiscal 2004, a reversal of the trend from fiscal 2003. During fiscal 2004, we improved our product design and successfully negotiated lower materials and processing cost from our key suppliers. Gross margins were also helped by a stronger mix of video products which have higher ASP and gross margins. Going forward, we expect our mix of products to lead to a sustainable gross margin percentage in this range as shipments into higher margin television applications continue to grow at a faster rate than the lower-end monitor applications. However, we are currently in negotiation with one of our major manufacturing suppliers on pricing. If we experience price increases from this supplier, this may put strain on our ability to maintain gross margins in the second half of fiscal 2005.

While we are targeting longer term gross profit margins in the 40% range, gross profit margins may be higher or lower than expected due to many factors including, but not limited to, competitive pricing actions, changes in estimated product costs or manufacturing yields, price changes from key suppliers, revenue levels, and changes in estimated product mix, many of which are outside of our control.

OPERATING EXPENSES

Management focuses on particular operating expenses in evaluating our financial condition and operating performance. The following table presents these expenses in the form reviewed by Management. Significant trends and fluctuations between periods are addressed in the narrative which follows. In order to evaluate operating performance, Management internally reports operating expenses in categories of a cash, non-cash, and non-recurring nature. Non-cash expenses such as the amortization of intangible assets and the amortization of deferred stock-based compensation are reviewed separately from other operating expenses. Also where past decisions have been made to reorganize our operations, certain comparative expenses are reviewed separately to allow for a more meaningful comparison of current and historical performance. Therefore, in the table below, operating costs related to the VM Labs and restructuring costs are addressed separately so that other expenses are reviewed on a more consistent basis. Management finds this presentation to be a more effective method of assessing current operating performance.

	Year ended March 31
	2004		2003		2002
	$000	% of Revenue	$000	% of Revenue	$000	% of Revenue
Research and development	$28,090	13.2%	$25,609	13.2%	$21,252	13.0%
Selling, general and administrative	38,212	17.9	32,784	16.9	21,129	12.9
Amortization of acquired intangibles	10,616	5.0	10,627	5.5	1,032	0.6
Amortization of deferred stock-based compensation	3,830	1.8	6,847	3.5	850	0.5
Provision for costs associated with patent litigation	12,630	5.9	14,504	7.4	—	—
VM Labs operating and other restructuring costs	—	—	4,266	2.2	1,858	1.1
In-process research and development expense	—	—	—	—	4,700	2.9

Total operating expenses	$93,378	43.8%	$94,637	48.7%	$50,821	31.0%

Research and Development: Research and development expenses include costs associated with research and development personnel, development tools, licensing costs, and prototyping. Research and development expenses for the fiscal year ended March 31, 2004 were $28.1 million, compared with $25.6 million in fiscal 2003 and $21.3 million in fiscal 2002. The 20.7% increase from fiscal 2002 to fiscal 2003 was in part due to additional headcount in connection with the acquisition of Sage, Inc. in February 2002, and employees of VM Labs, Inc. in March 2002. It was also at this time that we began to invest more heavily in the research and development of technologies addressing the advanced television and video markets. While there was only a modest increase of 9.5% in overall spending between fiscal 2003 and fiscal 2004, the mix of spending did change, with less effort directed at lower-end monitor applications, and more focus on multimedia and video applications. While we added resources performing research and development during fiscal 2004, most of the additions were in lower cost geographic locations such as Bangalore and Toronto and thus we were able to increase resources and productivity at lower incremental cost. We expect this trend to continue during fiscal 2005.

These expenses represented 13.2% of revenues in fiscal 2004, 13.2% in fiscal 2003, and 13.0% in fiscal 2002.

Selling, General and Administrative: Selling, general and administrative expenses consist of personnel and related overhead costs for selling, including field application engineers, marketing, customer support, finance, human resources, legal and general management functions and of commissions paid to regional sales representatives. Selling, general and administrative expenses for the fiscal year ended March 31, 2004 were $38.2 million, compared with $32.8 million in fiscal 2003 and $21.1 million in fiscal 2002. Much of the increase over the last two fiscal years reflects the investment in building both the brand value of our products and the infrastructure to support the expected growth in the advanced display market.

We market our “DCDi® by Faroudja” and other brands directly through trade shows and publications, and indirectly through partnerships with companies that use our products. We believe that in building brand awareness, we will establish a reputation for quality and performance of our products in high-end applications. This may be one of the cornerstones of our success as the consumer electronics market grows and as these displays become more affordable to the end user.

We also provide quality technical support through field application engineers in China, Japan, South Korea and Taiwan. These engineers assist our customers in reaching mass production using our products. We believe that this kind of investment at the early stages of a growing market positions us well to capitalize on the future unit growth that is forecasted for the advanced television market. We expect these costs to continue to increase during fiscal 2005 as we assist customers in preparing for significant production volumes in fiscal 2006 and beyond.

These expenses represented 17.9% of revenues in fiscal 2004, 16.9% in fiscal 2003, and 12.9% in fiscal 2002.

Amortization of Acquired Intangibles and In-Process Research and Development: Amortization of intangible assets acquired in connection with acquisitions of Sage and the VM Labs business was $10.6 million for the year ended March 31, 2004 and 2003. The lower amortization in fiscal 2002 reflects the shorter amortization period, as the assets were acquired part way through the fourth quarter of fiscal 2002. In-process research and development of $4.7 million related to development at Sage at the time of the acquisition that had not reached technical feasibility and had no other alternative use, was expensed upon the closing of the acquisition. We anticipate the amortization of existing acquired intangibles to remain constant at $10.6 million for fiscal 2005, decline to $9.6 million in fiscal 2006, $1.7 million for each of fiscal 2007, 2008 and 2009, and then zero thereafter, assuming no other acquisition activity.

Amortization of deferred stock-based compensation: As part of the accounting for the acquisition of Sage, the intrinsic value of unvested options issued in exchange for previously issued Sage options, totaling approximately $18.4 million, is being amortized to expense over the remaining term of the options, categorized in the statement of operations in accordance with the nature of the service provided by the related employees. In assessing operating performance, management excludes these expenses from other research and development and selling, general and administrative costs. However, in total, the amortization of deferred stock-based compensation expense decreased from $6.8 million to $3.8 million in fiscal 2004 compared with fiscal 2003. This is as expected as related underlying options become fully vested and the deferred compensation fully amortized, or because certain options have been cancelled resulting from employees leaving the Company. In this situation, any unamortized deferred stock-based compensation is adjusted through additional paid-in capital. The lower amortization in fiscal 2002 reflects the shorter amortization period, as the Sage acquisition date was February 19, 2002. Assuming there is no other acquisition activity, we anticipate the amortization of deferred stock-based compensation to be approximately $2.6 million for fiscal 2005, $200,000 in fiscal 2006, then zero thereafter.

Costs Associated with Patent Litigation: We have incurred significant costs associated with patent litigation over the past two fiscal years. During the year ended March 31, 2004, we incurred legal costs of $12.6 million associated with ongoing litigation to protect our intellectual property. These costs were primarily payments made to third parties associated with this litigation. In the year ended March 31, 2003, we recognized total costs of $14.5 million, the majority of which was in connection with certain patent litigation brought against us by Silicon Image Inc. More details of the various litigation matters are described in Note 15 to the consolidated financial statements.

VM Labs and other restructuring costs: After acquiring the assets of VM Labs in March 2002, we incurred restructuring costs and costs associated with discontinuing certain ongoing product development projects associated with VM Labs at the time of the acquisition. Because these costs are considered non-recurring, management excludes them from the other operating costs in reviewing the ongoing performance of the operations. These costs, together with the operating costs of the VM Labs operations until the decision was made to discontinue the projects, while still classified as operating costs and presented as such in the consolidated statements of operations, have been presented in the table above on a separate line from other research and development and selling, general and administrative costs.

Total Operating Expenses: Total operating expenses for year ended March 31, 2004 were $93.4 million compared with $94.6 million in fiscal 2003 and $50.8 million in fiscal 2002. In fiscal 2004, higher selling, general and administrative costs were offset by lower amortization of deferred stock-based compensation expenses and lower expenses resulting from discontinuing projects associated with the VM Labs operation. Increases from fiscal 2002 reflect the higher selling, general and administrative costs, the amortization of intangibles related to the Sage acquisition and costs associated with patent litigation.

NON OPERATING INCOME AND EXPENSES

Gain on Sale of Investment: During the third quarter of the year ended March 31, 2004, we sold 36% of our minority investment in a private company for approximately $1.1 million, realizing a gain of $0.7 million. The remaining investment with a carrying value of $0.8 million is included in other long term assets.

Provision for Income Taxes: We recorded an income tax benefit of $1.1 million for the year ended March 31, 2004 and $4.1 million for the year ended March 31, 2003. We recorded a provision for income taxes in 2002 of $6.7 million. Our accounting effective tax rate differs from the expected statutory rates due to several permanent differences including, but not limited to, federal and state research and experimentation tax credits, stock-based compensation expense, foreign exchange fluctuations and differences in tax rates in foreign jurisdictions. The net tax benefit of these items is partially offset by changes in the valuation allowance against net operating loss carryforwards in the United States. Therefore, the effective tax rate for accounting purposes is directly impacted by the mix of earnings between the United States and foreign jurisdictions. A valuation allowance is recorded when it is more likely than not that some portion of the deferred tax assets will not be realized.

As of March 31, 2004, we had generated deductible temporary differences and operating loss and tax credit carryforwards. We have approximately $115 million of operating loss carryforwards to offset future taxable income. The carryforwards expire on various dates through 2023, if not used. Utilization of a portion of net operating losses is subject to an annual limitation due to the ownership change provisions of the Internal Revenue Code of 1986 and similar state provisions.

We have established a valuation allowance for deferred tax assets related to certain net operating loss carryforwards. A valuation allowance is recorded when it is more likely than not that some portion of the deferred tax assets will not be realized. At March 31, 2004, the valuation allowance totaled $51.3 million and we had $3.4 million of net deferred tax assets on our balance sheet. Accordingly, we may record additional valuation allowances in the future. The benefit of $85 million of operating losses carryforwards, which relate to acquired entities or deductions associated with the exercise of certain stock options, if utilized, will result in an increase to equity or a reduction of goodwill. The timing of when these operating losses arose will impact when they are utilized and hence have an impact on the effective tax rate in the future.

Future income tax provisions will also depend on our effective tax rates and the distribution of taxable income and expenses between taxation jurisdictions, and the likelihood of being able to utilize available tax credits or losses.

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

	Three months ended
	Mar. 2004	Dec. 2003	Sep. 2003	Jun. 2003	Mar. 2003	Dec. 2002	Sep. 2002	Jun. 2002
Revenues	$54,872	$56,498	$48,163	$53,887	$54,780	$51,682	$46,304	$41,559
Cost of revenues	33,022	34,146	29,108	30,759	31,127	32,623	30,169	25,491

Gross profit	21,850	22,352	19,055	23,128	23,653	19,059	16,135	16,068
Operating expenses:
Research and development	8,461	7,417	8,029	7,076	7,288	7,972	8,973	9,042
Selling, general and administrative	10,323	9,515	9,995	9,316	9,479	8,942	9,113	8,697
Amortization of acquired intangibles	2,654	2,654	2,654	2,654	2,654	2,654	2,654	2,665
Provision for costs associated with patent litigation	3,047	3,529	3,454	2,600	2,906	10,192	1,019	387

Total operating expenses	24,485	23,115	24,132	21,646	22,327	29,760	21,759	20,791

Income (loss) from operations	(2,635)	(763)	(5,077)	1,482	1,326	(10,701)	(5,624)	(4,723)
Interest and other income, net	276	977	301	171	14	430	279	223

Income (loss) before income taxes	(2,359)	214	(4,776)	1,653	1,340	(10,271)	(5,345)	(4,500)
Provision for (recovery of) income taxes	(420)	35	(938)	260	321	(3,244)	(754)	(463)

Net income (loss)	$(1,939)	$179	$(3,838)	$1,393	$1,019	$(7,027)	$(4,591)	$(4,037)

Earnings (loss) per share:
Basic	$(0.06)	$0.01	$(0.12)	$0.04	$0.03	$(0.22)	$(0.15)	$(0.13)
Diluted	$(0.06)	$0.01	$(0.12)	$0.04	$0.03	$(0.22)	$(0.15)	$(0.13)
Weighted average number of shares of common stock outstanding:
Basic	32,543	31,948	31,723	31,289	31,386	31,306	31,238	31,062
Diluted	32,543	33,201	31,723	32,800	32,815	31,306	31,238	31,062

Most of our revenues come from sales of semiconductors to manufacturers of flat panel displays, including flat panel monitors. In the June 2002 quarter, the price of LCD panels increased substantially which reduced demand for flat panel monitors and, in turn, for our products. Sales of semiconductor products to manufacturers of flat panel computer monitors are extremely price competitive. While we experienced significant increases in our unit volumes in the period June 2002 to March 2004, declines in average selling prices, or ASPs, partially offset revenue growth in that time period. Gross margins have varied from quarter to quarter depending on changes in product mix and the difference in rates of decline of ASPs compared to average product costs.

Research and development expenses have varied from quarter to quarter primarily due to fluctuations in staff levels and the timing of non-recurring engineering charges related to new product development. In addition, since the March 2002 quarter, these expenses have increased as a result of greater staff levels, resulting from our acquisition of Sage and the hiring of former employees of VM Labs. Selling, general and administrative expenses have varied from quarter to quarter primarily due to increases in staffing levels for sales and customer support activities, and sales commissions. Costs associated with patent litigation have varied from quarter to quarter depending on the level of activity related to specific legal proceedings and the timing of provision for potential settlements. More details of the legal proceedings are described in Item 3 of this report.

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception we have satisfied our liquidity needs primarily through cash generated from operations and sales of equity securities, initially by way of a public offering, and subsequently under our stock option and employee stock purchase plans. We believe that our existing cash balances together with any cash generated from our operations will be sufficient to meet our capital and operating requirements for the foreseeable future.

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

From time to time we evaluate acquisitions of businesses, products or technologies that are complementary or strategic to our business. Any such transactions, if consummated, may use a portion of our working capital or require the issuance of equity securities that may result in further dilution to our existing stockholders.

	31-Mar-04	31-Mar-03
Cash and short term investments	$118,222	$113,138
Working capital	$147,651	$130,831
Current ratio	7.19	5.70
Receivables days outstanding	46	42
Inventory days	53	64

We believe that our financial condition remains strong. At March 31, 2004, cash and short-term investments totaled $118.2 million up from $113.1 million at March 31, 2003 and $111.4 million at March 31, 2002. Our current ratio increased to 7.19 at March 31, 2004 from 5.70 at March 31, 2003. Prior to changes in working capital balances, we generated $10.7 million of cash from operations during fiscal 2004, compared with $5.4 million in fiscal 2003 and $33.7 million during fiscal 2002. We have no debt and we expect to continue to generate cash from operations during fiscal 2005. After changes in working capital balances, net cash used in operating activities was $0.7 million for the year ended March 31, 2004 compared with cash generated from operating activities of $16.3 million for fiscal 2003 and $16.7 million for fiscal 2002.

Working capital uses of cash included increases in accounts receivable and inventory, and a decrease in accrued liabilities. Accounts receivable increased by $2.7 million from March 31, 2003 to March 31, 2004. The day’s sales outstanding also increased from 42 days at March 31, 2003 to 46 days at March 31, 2004. This increase reflects the timing of shipments during the period and the impact of extending payment terms to certain key customers, a trend which is expected to continue as we compete with the terms offered by our competition and as our key customers feel pressure from their own customers to provide more favorable payment terms. Also, as our customers become more established in China, we are becoming more comfortable with extending credit. Our credit policy is to offer credit to customers only after careful examination of their creditworthiness. Our payment terms range from cash in advance of shipment, to payment sixty days after shipment. For fiscal 2004, our three largest customers accounted for approximately 36% of revenue, compared with 45% in fiscal 2003 and 40% in fiscal 2002. Additionally, the top three customers accounted for 42% of accounts receivable at March 31, 2004 and 52% at March 31, 2003. Inventory levels increased by 30% during fiscal 2004. This increase reflects the short supply of inventory on hand at March 31, 2003 and the timing of receipt of inventory during the fourth quarter of fiscal 2004. Average days of inventory during the year ended March 31, 2004 were 53 days compared to 64 days for the year ended March 31, 2003. The average inventory levels and the impact on inventory turns is the result of a number of dynamic activities including the accuracy of customer’s forecasts, expected panel supplies, and pricing considerations and is not necessarily an indication of what inventory turns might be in the future. Accrued liabilities decreased by $6.7 million to $11.5 million at March 31, 2004, from $18.2 million at March 31, 2003 primarily due to the payments made related to the Silicon Image judgment as described in Note 15 to the consolidated financial statements.

Net cash used in investing activities was $106.3 million during the year ended March 31, 2004. This included the net purchases of short-term investments of $99.0 million and capital spending of $9.4 million, offset in part by the reimbursement of previously deferred costs associated with the terminated Pixelworks merger. This compared to $5.1 million used in investing activities in the year ended March 31, 2003, and $19.4 million provided by investing activities in fiscal 2002. Fiscal 2002 was the year we acquired Sage, including $34.2 million of cash and short-term investments, and VM Labs’ assets for $13.6 million.

Net cash provided by financing activities in year ended March 31, 2004 was $13.1 million. This represented funds received for the purchase of shares under the terms of our stock option plans and employee stock purchase plan. In fiscal 2003, we used $4.6 million in net cash for financing activities, including $3.1 million to repurchase common stock, and $7.3 million to settle an outstanding lease liability, as described in Note 9 to the consolidated financial statements. In fiscal 2002 we received $37.9 million in proceeds received on exercise of stock options pursuant to our employee stock option and employee stock purchase programs.

Contractual Obligations

As of March 31, 2004, our principal commitments consisted of obligations outstanding under operating leases. These commitments include leases for two premises in the United States, located in San Jose and Alviso, California, two in China and one location in each of Canada, India, Japan, South Korea and Taiwan. In addition we have obligations under operating leases for equipment. The aggregate minimum annual payments required under our lease obligations, excluding expected sub-lease income, by fiscal year are as follows, in thousands of dollars:

	Payments Due By Fiscal Year
	Total	2005	2006 and 2007	2008 and 2009	2010 and beyond
Operating Leases	$12,234	$3,385	$6,390	$2,438	$21

Our lease agreements expire at various dates through calendar 2009.

Purchase orders or contracts for the purchase of raw material and other goods and services have not been separately disclosed. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders for manufacturing are based on our current needs and are fulfilled by our vendors within short time horizons. We do not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed our expected requirements for three months. We also enter into contracts for outsourced services; however, the obligations under these contracts are not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.

Further information on lease obligations and commitments can be found in note 15 to our consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Capital commitments

We do not have any capital commitments that will have a material future effect on our financial condition.

RISK FACTORS

A number of our statements in this report, including those concerning our anticipated revenues, gross profit margins, amortization of intangibles and stock-based compensation, liquidity and business strategy, are forward looking and subject to various risks and uncertainties. The following factors may have a harmful impact on our business:

Our quarterly revenues and operating results fluctuate due to a variety of factors, which may result in volatility or a decline in our stock price.

Our historical revenues and operating results have varied significantly from quarter to quarter due to a number of factors, including:

•	Fluctuation in demand for our products;

•	Fluctuations in supply or demand for other components included in flat panel displays;

•	Changes in the mix of products sold;

•	Timing of new product introductions by us or our competitors;

•	Degree of market acceptance of our products and the displays into which our products are incorporated;

•	Increased competition and competitive pricing pressures;

•	Changes in product costs or manufacturing yields or available production capacity at the fabrication facilities;

•	Seasonality in demand for our products or our customers’ displays;

•	Costs and outcome of legal proceedings; and

•	The evolving and unpredictable nature of the markets for our customers’ display products that incorporate our products.

As a result of the fluctuation in our revenues and operating results, our stock price can be volatile, especially if our actual financial performance in a quarter deviates from the financial targets we set at the beginning of that quarter, or from market expectations.

Our success will depend on the growth of the market for flat panel televisions and LCD monitors

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

We have had significant management turnover, and may not be able to retain or attract the key personnel we need to succeed

We have had significant turnover in our management team, including the position of Chief Executive Officer. Our current chief executive is an Interim Chief Executive Officer and we are in the process of an executive search for this position.

In addition, we cannot assure you that we will be able to attract and retain other key employees, including senior management and executive positions. If we cannot attract and retain these key employees, our business would be harmed, particularly if the departure of any key employee results in a business interruption or if we are not successful in preserving material knowledge of our departing employees.

A large percentage of our revenues come from sales to a small number of customers

The markets for our products are highly concentrated. Our sales are derived from a limited number of customers. Sales to our largest five customers accounted for 53% of our revenues, and for our largest customer 15%, for the fiscal year ended March 31, 2004. We expect that a small number of customers will continue to account for a large amount of our revenues. All of our sales are made on the basis of purchase orders rather than long-term agreements so that any customer could cease purchasing products at any time without penalty. The decision by any large customer to decrease or cease using our products could harm our business.

If we are unable to introduce new products with higher average selling prices, our financial results may suffer

Average selling prices for our flat panel monitor products have declined. When average selling prices decline, our revenues decline unless we are able to sell more units, and our gross margins decline unless we are able to reduce our manufacturing and/or other supply chain costs by a commensurate amount or introduce new higher-priced products to offset the declining price of existing products. Our operating results suffer when gross margins decline. We must introduce new products with higher average selling prices in order to counteract the decline in prices for our existing product line.

The sales of our products are highly concentrated and our products may not continue to be accepted in the advanced display industry

Our sales are derived from a limited number of products. Two of our products accounted for 23% of our revenues for the fiscal year ended March 31, 2004. There were no other products accounting for more than ten percent of our revenues. We expect that a small number of products will continue to account for a large amount of our revenues.

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

We face intense competition and may not be able to compete effectively

The market in which we operate is intensely competitive and is characterized by technological change, evolving industry standards and rapidly declining average selling prices. We compete with both large companies and start-up companies, including ATI Technologies, Micronas Semiconductor Holding AG, Media Reality Technologies, Inc., Mstar Semiconductor, Inc., Novatek Microelectronics, Oplus Technologies, Ltd., Philips Semiconductors, a division of Philips Electronics N.V., Pixelworks, Inc., Realtek Semiconductor Corp., Silicon Image, Inc., ST Microelectronics, Inc., Trident Microsystems, Inc., Trumpion Microelectronics, Inc. and Zoran Corporation. In addition, many of our current and potential customers have their own internally developed integrated circuit solutions, and may choose not to purchase solutions from third party suppliers like Genesis.

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

Patent litigation we bring against others may damage customer relationships

We may need to enforce our intellectual property rights against customers, which could make it impossible to enforce those rights without damaging our relationship or cause us to lose business in other areas.

Intellectual property infringement suits brought against us may significantly harm our business

We have been defending claims brought against us by Silicon Image, Inc., alleging that certain of our products that contain digital receivers infringe various Silicon Image patent claims. On December 19, 2003, the court issued its amended final judgment in the proceeding, which such judgment is being appealed; see Part I, Item 3, “Legal Proceedings.” This lawsuit or any future lawsuits could subject us to permanent injunctions preventing us from selling selected products or incurring significant monetary damages. Based on our revenue for the year ended March 31, 2004, approximately 36% of our revenues could be impacted by this patent litigation.

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

Defects in our products, including related software, could increase our costs, cause customer claims, and delay our product shipments

Although we test our products, including related software, they are complex and may contain defects and errors. In the past we have encountered defects and errors in our products. Delivery of products with defects or reliability, quality or compatibility problems may damage our reputation and our ability to retain existing customers and attract new customers. In addition, product defects and errors or software bugs could result in additional development costs, diversion of technical resources, delayed product shipments, increased product returns, and product liability claims against us which may not be fully covered by insurance. Any of these could harm our business.

We subcontract our manufacturing, assembly and test operations

We do not have our own fabrication facilities, assembly or testing operations. Instead, we rely on others to fabricate, assemble and test all of our products. Most of our products use silicon wafers manufactured by Taiwan Semiconductor Manufacturing Corporation, with whom we have a fixed-term sole source arrangement, the loss of which could result in a material increase in the price we must pay for silicon wafers. None of our products are fabricated by more than one supplier. There are many risks associated with our dependence upon outside manufacturing, including:

•	Reduced control over manufacturing and delivery schedules of products;

•	Potential political or environmental risks in the countries where the manufacturing facilities are located;

•	Reduced control over quality assurance;

•	Increased manufacturing cost to us in the event that manufacturing capacity becomes constrained;

•	Difficulty of management of manufacturing costs and quantities;

•	Potential lack of adequate capacity during periods of excess demand; and

•	Potential misappropriation of intellectual property.

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

Our third-party wafer foundries, third-party assembly and test subcontractors and significant customers are located in an area susceptible to earthquakes

Most of our outside foundries, third-party assembly and test subcontractors are located in Taiwan, which is an area susceptible to earthquakes. In addition, some of our significant customers are located in Taiwan. Damage caused by earthquakes in Taiwan may result in shortages of water or electricity or cause transportation difficulties that could limit the production capacity of our outside foundries or the ability of our subcontractors to provide assembly and test services. Any reduction in production capacity or the ability to provide assembly and test services could cause delays or shortages in our product supply, which would harm our business. Foundries located in Taiwan were responsible for most of our semiconductor product revenue for the fiscal year ended March 31, 2004. Customers located in Taiwan were 13% of our revenue for the fiscal year ended March 31, 2004. If future earthquakes damage our customers’ facilities or equipment they could reduce their purchases of our products, which would harm our business. In addition, the operations of suppliers to our outside foundries and our Taiwanese customers could be disrupted by future earthquakes, which could in turn harm our business by resulting in shortages in our product supply or reduced purchases of our products.

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

Our lengthy sales cycle can result in uncertainty and delays in generating revenues

Because our products are based on new technology and standards, a lengthy sales process, typically requiring several months or more, is often required before potential customers begin the technical evaluation of our products. This technical evaluation can then exceed six months. It can take an additional six months before a customer commences volume shipments of systems that incorporate our products. This cycle may be even longer as we enter the television market. However, even when a manufacturer decides to design our products into its systems, the manufacturer may never ship systems incorporating our products. Given our lengthy sales cycle, we experience a delay between the time we increase expenditures for research and development, sales and marketing efforts and inventory and the time we generate revenues, if any, from these expenditures. As a result, our business could be harmed if a significant customer reduces or delays its orders or chooses not to release products incorporating our products.

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

A large percentage of our revenues will come from sales outside of the United States, which creates additional business risks

A large portion of our revenues will come from sales to customers outside of the United States, particularly to equipment manufacturers located in South Korea, China, Japan and Taiwan. For the fiscal year ended March 31, 2004, sales to regions outside of the United States represented 94% of revenues. For that same period, sales to China and South Korea alone constituted 37% and 25%, respectively, of revenues. These sales are subject to numerous risks, including:

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

Terrorist acts and acts of war may seriously harm our business, revenues, costs, expenses and financial condition

Terrorist acts or acts of war, wherever located around the world, may cause damage or disruption to us, our employees, facilities, partners, suppliers, distributors, resellers and customers, which could significantly impact our revenues, expenses and financial condition. The terrorist attacks that took place in the United States on September 11, 2001 were unprecedented events that have created many economic and political uncertainties, some of which may materially harm our business and results of operations. The long-term effects on our business of the September 11, 2001 attacks are unknown. The potential for future terrorist attacks, the national and international responses to terrorist attacks, hostilities in the Middle East, including Iraq, and other acts of war or hostility, especially in the Korean peninsula, have created economic and political uncertainties, which could adversely affect our business and results of operations in ways that cannot be predicted. In addition, as a company with headquarters and significant operations located in the United States, we may be impacted by actions against the United States. We are uninsured for losses and interruptions caused by terrorist acts and acts of war.

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

We carry out a significant portion of our operations outside of the United States, primarily in Canada and in India and to a lesser extent China, Japan, South Korea and Taiwan. Although virtually all of our revenues and costs of revenues are denominated in U.S. dollars, portions of our revenue and operating expenses are denominated in foreign currencies. Accordingly, our operating results are affected by changes in the exchange rate between the U.S. dollar and those currencies. Any future strengthening of those currencies against the U.S. dollar could negatively impact our operating results by increasing our operating expenses as measured in U.S. dollars. We do not currently engage in any hedging or other transactions intended to manage the risks relating to foreign currency exchange rate fluctuations, other than natural hedges that occur as a result of holding both assets and liabilities denominated in foreign currencies. We may in the future undertake hedging or other such transactions if we determine that it is necessary to offset exchange rate risks. Based on our overall currency rate exposure at March 31, 2004, a near-term 10% appreciation or depreciation in the U.S. dollar relative to a pool of our foreign currencies would not have a material effect on our operating results or financial condition.

Item 8. Financial Statements and Supplementary Data:

Financial Statements Table of Contents

Selected Quarterly Financial Data is incorporated by reference from “ Quarterly results of operations” on page 22 in Item 7 above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Genesis Microchip Inc.

We have audited the accompanying consolidated balance sheets of Genesis Microchip Inc. as of March 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended March 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genesis Microchip Inc. as of March 31, 2004 and 2003 and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP Chartered Accountants Toronto, Canada April 23, 2004, except for Note 15, as to which the date is May 21, 2004

GENESIS MICROCHIP INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31, 2004	March 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$19,241	$113,138
Short-term investments	98,981	—
Accounts receivable trade, net of allowance for doubtful accounts of $422 in 2004 and $493 in 2003	28,325	25,587
Inventory (note 5)	18,503	14,269
Prepaids and other	6,472	5,697

Total current assets	171,522	158,691
Property and equipment (note 6)	17,257	12,770
Acquired intangibles (notes 4 and 7)	26,731	36,933
Goodwill (notes 4 and 8)	189,152	189,579
Deferred income taxes (note 13)	3,402	—
Other (note 18)	2,662	4,681

Total assets	$410,726	$402,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,848	$8,640
Accrued liabilities	11,503	18,164
Income taxes payable	2,520	722
Loan payable	—	334

Total current liabilities	23,871	27,860
Long-term liabilities:
Deferred income taxes (note 13)	—	961

Total liabilities	23,871	28,821

Stockholders’ equity (notes 3, 4 and 10):
Capital stock:
Preferred stock:
Authorized—5,000 preferred shares, $0.001 par value Issued and outstanding—none at March 31, 2004 and at March 31, 2003	—	—
Common stock:
Authorized—100,000 common shares, $0.001 par value Issued and outstanding—32,653 shares at March 31, 2004 and 31,184 shares at March 31, 2003	32	31
Additional paid-in capital (note 13)	395,837	382,587
Cumulative other comprehensive loss	(94)	(94)
Deferred stock-based compensation (note 4)	(2,833)	(6,809)
Deficit	(6,087)	(1,882)

Total stockholders’ equity	386,855	373,833

Total liabilities and stockholders’ equity	$410,726	$402,654

Commitments and contingencies (note 15)

See accompanying notes to consolidated financial statements.

GENESIS MICROCHIP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended March 31, 2004	Year Ended March 31, 2003	Year Ended March 31, 2002
Revenues	$213,420	$194,325	$163,370
Cost of revenues (1)	127,035	119,410	89,287

Gross profit	86,385	74,915	74,083
Operating expenses:
Research and development (2)	30,983	33,275	21,762
Selling, general and administrative (3)	39,149	36,231	21,469
Amortization of acquired intangibles (note 4)	10,616	10,627	1,032
Provision for costs associated with patent litigation (note 15)	12,630	14,504	—
Restructuring (note 12)	—	—	1,858
In-process research and development (note 4)	—	—	4,700

Total operating expenses	93,378	94,637	50,821

Income (loss) from operations	(6,993)	(19,722)	23,262
Interest and other income:
Interest income	1,062	1,538	1,536
Gain on sale of investment	663	—	—
Imputed interest on lease liability	—	(592)	(73)

Interest and other income, net	1,725	946	1,463

Income (loss) before income taxes	(5,268)	(18,776)	24,725
Provision for (recovery of) income taxes (note 13)	(1,063)	(4,140)	6,729

Net income (loss)	$(4,205)	$(14,636)	$17,996

Earnings (loss) per share (note 14):
Basic	$(0.13)	$(0.47)	$0.82
Diluted	$(0.13)	$(0.47)	$0.74
Weighted average number of common shares outstanding (note 14):
Basic	31,876	31,248	22,025
Diluted	31,876	31,248	24,177
(1) Amount excludes amortization of acquired developed product technology included in amortization of acquired intangibles	$7,700	$7,700	$865
(2) Amount includes amortization of deferred stock-based compensation	$2,893	$5,420	$510
(3) Amount includes amortization of deferred stock-based compensation	$937	$1,427	$460

See accompanying notes to consolidated financial statements.

GENESIS MICROCHIP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Shares		Additional Paid-In Capital	Cumulative Other Comprehensive Loss	Deferred Stock- Based Compensation	Retained Earnings/ (Deficit)	Total Stockholders’ Equity
	Number	Amount
Balances, March 31, 2001	19,559	$74,619	$1,293	$(94)	$(187)	$(5,242)	$70,389
Net income	—	—	—	—	—	17,996	17,996
Effect of reorganization (note 3)	—	(74,600)	74,600	—	—	—	—
Acquisition of Sage Inc. (note 4)	8,819	9	273,360	—	(18,370)	—	254,999
Issued under stock option and stock purchase plans	2,755	3	37,876	—	—	—	37,879
Tax benefits associated with non-qualified stock option exercises and disqualifying dispositions	—	—	1,338	—	—	—	1,338
Amortization of deferred stock-based compensation	—	—	—	—	970	—	970

Balances, March 31, 2002	31,133	$31	$388,467	$(94)	$(17,587)	$12,754	$383,571
Net loss	—	—	—	—	—	(14,636)	(14,636)
Finalization of number of shares issued in connection with the acquisition of Sage Inc.	(215)	—	(5,363)	—	—	—	(5,363)
Repurchase of common stock	(400)	(1)	(3,126)	—	—	—	(3,127)
Issued under stock option and stock purchase plans	666	1	5,927	—	—	—	5,928
Tax benefits associated with non-qualified stock option exercises and disqualifying dispositions	—	—	613	—	—	—	613
Amortization of deferred stock-based compensation	—	—	—	—	6,847	—	6,847
Reversal of deferred stock-based compensation related to terminations	—	—	(3,931)	—	3,931	—	—

Balances, March 31, 2003	31,184	31	382,587	(94)	(6,809)	(1,882)	373,833
Net loss	—	—	—	—	—	(4,205)	(4,205)
Issued under stock option and stock purchase plans	1,469	1	13,396	—	—	—	13,397
Deferred stock-based compensation related to terminations	—	—	119	—	(119)	—	—
Amortization of deferred stock-based compensation	—	—	—	—	3,830	—	3,830
Reversal of deferred stock-based compensation related to terminations	—	—	(265)	—	265	—	—

Balances, March 31, 2004	32,653	$32	$395,837	$(94)	$(2,833)	$(6,087)	$386,855

See accompanying notes to consolidated financial statements.

GENESIS MICROCHIP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended March 31, 2004	Year Ended March 31, 2003	Year Ended March 31, 2002
Cash flows from operating activities:
Net income (loss)	$(4,205)	$(14,636)	$17,996
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	5,053	5,570	3,228
Amortization of acquired intangibles	10,616	10,627	1,032
In-process research and development	—	—	4,700
Non-cash restructuring expenses	—	—	600
Non-cash stock-based compensation	3,830	6,847	970
Deferred income taxes	(4,363)	(3,609)	5,018
Gain on sale of investment	(663)	—	—
Other	427	621	144
Change in operating assets and liabilities, net of amounts acquired:
Accounts receivable trade	(2,738)	6,739	(12,201)
Investment taxes recoverable	—	—	1,029
Inventory	(4,234)	5,777	(5,590)
Other	(775)	(612)	(5,577)
Accounts payable	1,208	(5,678)	6,328
Accrued liabilities	(6,661)	4,490	(1,586)
Income taxes payable	1,798	151	571

Net cash provided by (used in) operating activities	(707)	16,287	16,662
Cash flows from investing activities:
Purchase of short-term investments	(129,055)	(3,034)	—
Proceeds on sales and maturities of short-term investments	30,074	7,836	2,257
Additions to property and equipment	(9,417)	(6,549)	(3,519)
Proceeds on disposal of property and equipment	—	—	169
Cash and short-term investments acquired on purchase of Sage Inc. (note 4)	—	—	34,283
Acquisition of VM Labs assets (note 4)	—	—	(13,600)
Deferred merger-related costs (note 18)	2,502	(2,502)	—
Other	(357)	(900)	(225)

Net cash provided by (used in) investing activities	(106,253)	(5,149)	19,365
Cash flows from financing activities:
Proceeds from issue of common stock	13,397	5,927	37,879
Repurchase of common stock	—	(3,127)	—
Repayment of loan payable	(334)	(83)	(89)
Principal repayments against lease liability (note 8)	—	(7,282)	(87)

Net cash provided by (used in) financing activities	13,063	(4,565)	37,703
Effect of currency translation on cash balances	—	1	7

Increase (decrease) in cash and cash equivalents	(93,897)	6,574	73,737
Cash and cash equivalents, beginning of year	113,138	106,564	32,827

Cash and cash equivalents, end of year	$19,241	$113,138	$106,564

Supplemental cash flow information:
Cash received for interest	$1,068	$1,538	$1,536
Cash paid for income taxes	$1,502	$313	$719
Supplemental disclosure of non-cash investing and financing activities:
Deferred stock-based compensation (note 4)	$(265)	$(3,931)	$18,370
Capital stock (note 3)	$—	$—	$74,600
Additional paid-in capital (notes 3 and 4)	$119	$(5,363)	$(74,600)

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

These consolidated financial statements include the accounts of Genesis and its subsidiaries. All material inter-company transactions and balances have been eliminated.

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

Genesis believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company records estimated reductions to revenue for customer returns based on historical experience. If actual customer returns increase, the Company may be required to recognize additional reductions to revenue. We record the estimated future cost of replacing faulty product as an increase to cost of sales. If warranty returns increase as a result of changes in product quality, we may be required to recognize additional warranty expense. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Genesis’ customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company provides for valuation reserves against its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory valuation reserves may be required. Genesis provides for costs associated for patent litigation when management believes there is a reasonable basis for estimating those costs. If actual costs associated with patent litigation differ from estimates, additional provision may be required. Genesis performs impairment tests on the carrying value of intangible assets and goodwill. These tests are based on numerous assumptions as to potential future results of the business that are considered to be reasonable at the time those assumptions are made. If any of these assumptions later prove to be incorrect or if management changes its assessment as to their reasonability because of changing business conditions, an impairment charge may be recorded. Genesis records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Should Genesis determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

GENESIS MICROCHIP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts are in thousands, except per share data)

Cash and cash equivalents

All highly liquid investments with an original maturity of three months or less at the date of acquisition are classified as cash equivalents. Cash equivalents of $182,000 and $86,228,000 as of March 31, 2004 and 2003, respectively, consist primarily of money market funds and commercial paper.

Short-term investments

All of our short-term investments are categorized as available-for-sale at the balance sheet date, and have been presented at fair value, which approximates amortized cost. When material, any temporary difference between the cost and fair value of an investment would be presented as a separate component of stockholder’s equity. Short-term investments at March 31, 2004 consist entirely of corporate notes and bonds.

Accounts receivable

Accounts receivable are recorded based on the selling price of the item sold and are recorded at the time of shipment. An allowance for doubtful accounts is determined based on our historical and industry experience. The following table presents a roll forward of the allowance for doubtful accounts for the indicated periods:

	Year Ended March 31, 2004	Year Ended March 31, 2003	Year Ended March 31, 2002
Balance as of beginning of year	$493	$391	$78
Provision	20	120	317
Charge offs	(91)	(18)	(4)

Balance as of end of year	$422	$493	$391

Inventory

Inventory consists of finished goods and work-in-process and is stated at the lower of standard cost (approximates actual cost on first-in, first-out basis) or market value, being net realizable value. A reserve against inventory for obsolescence or unmarketable inventory is estimated based upon assumptions about future demand and market conditions.

The following table presents a roll forward of the inventory obsolescence reserve for the indicated periods:

	Year Ended March 31, 2004	Year Ended March 31, 2003	Year Ended March 31, 2002
Balance as of beginning of year	$3,630	$2,376	$1,710
Charged to cost of revenues	771	2,137	666
Charge offs	(1,158)	(883)	—

Balance as of end of year	$3,243	$3,630	$2,376

No significant inventory write-offs were recorded, other than the above amounts.

GENESIS MICROCHIP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts are in thousands, except per share data)

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

In arriving at the balances for goodwill arising out of the acquisitions of Sage, Inc. (“Sage”) and the assets of VM Labs, Inc. (“VM Labs”), estimates were made at the time of the acquisitions as to the fair values of assets purchased and liabilities assumed, including the lease liability for vacated premises. Adjustments to those estimates during the years ended March 31, 2004 and 2003 have resulted in a change in the reported amount of goodwill.

Goodwill is not subject to amortization and is tested annually for impairment, during the fourth quarter of each fiscal year, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

Asset impairments

The Company adopted SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets, effective April 1, 2002. The adoption of SFAS 144 has not had an impact on the Company’s consolidated financial position or results of operations. As required by SFAS 144 management reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount including associated intangible assets of the operation.

If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is

GENESIS MICROCHIP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts are in thousands, except per share data)

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

Revenue recognition

Genesis generates revenues primarily from sales of semiconductor products. To date, revenues from royalties or other sources have been insignificant.

Genesis recognizes revenue from semiconductor product sales to customers when a contract is established, the price is determined, shipment is made and collectibility is reasonably assured. Genesis’ policy on sales to distributors is to defer recognition of revenues and related cost of revenues until the distributors resell the product. To date, sales to distributors have not been significant and there have been no significant product returns.

Warranty program

Genesis accrues the estimated future cost of replacing faulty product under the provisions of its warranty agreements as an increase to cost of sales. Product warranties typically cover a one-year period from the date of delivery to the customer. Management estimates the accrual based on known product failures (if any), historical experience, and other available evidence. The following table presents a roll forward of the reserve for warranty returns for the year ended March 31, 2004:

	Year Ended March 31, 2004	Year Ended March 31, 2003
Balance as of beginning of year	$500	$360
Provision	233	1,460
Charge offs	(533)	(1,320)

Balance as of end of year	$200	$500

Currency	translation

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

Research and development expenses

Research and development costs are expensed as incurred other than acquired developed product and core technology which has an alternative future use (note 4). Research and development costs include costs associated with algorithm and semiconductor development including the costs of developing software used within our semiconductor devices. Costs of initial production mask sets related to products are deferred once technological feasibility has been achieved, included in other long-term assets, and then expensed as product costs over the estimated remaining life of the product on a straight-line basis. Costs related to any subsequent modifications to production mask sets are expensed as incurred as research and development costs.

GENESIS MICROCHIP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts are in thousands, except per share data)

Financial instruments and concentration of credit risk

Financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable trade, accounts payable and accrued liabilities. Genesis determines the fair value of its financial instruments based on quoted market values or discounted cash flow analyses. Unless otherwise indicated, the fair values of financial assets and financial liabilities approximate their recorded amounts.

Financial instruments that potentially subject Genesis to concentrations of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable trade. Cash equivalents consist of deposits with or guaranteed by major commercial banks, the maturities of which are three months or less from the date of purchase. Short-term investments consist entirely of corporate debt securities. With respect to accounts receivable, Genesis performs periodic credit evaluations of the financial condition of its customers and typically does not require collateral from them. Allowances are maintained for potential credit losses consistent with the credit risk of specific customers, historical trends and other information. Credit losses have been within management’s range of expectations.

Risk of technological change

The markets in which Genesis competes or seeks to compete are subject to rapid technological change, frequent new product introductions, changing customer requirements for new products and features, and evolving industry standards. The introduction of new technologies and the emergence of new industry standards could render Genesis’ products less desirable or obsolete which could harm its business.

Concentration of suppliers

Genesis does not own or operate a semiconductor fabrication facility, or an assembly and test facility and does not have the resources to manufacture its products internally. Genesis relies on a single third party foundry to produce the majority of its products. In light of these dependencies, it is reasonably possible that failure to perform by this supplier could have a severe impact on the Company’s growth and results of operations.

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

GENESIS MICROCHIP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts are in thousands, except per share data)

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

	Year Ended March 31, 2004	Year Ended March 31, 2003	Year Ended March 31, 2002
Stock option plans:

Risk-free interest rates	2.8%	2.8%	3.5%
Volatility	104%	129%	116%
Expected life (in years)	5	5	5

Employee stock purchase plan:

Risk-free interest rates	1.1%	1.7%	2.4%
Volatility	108%	107%	107%
Expected life (in years)	1.25	1.25	1.25

The weighted average fair values of options granted during fiscal 2004, 2003, and 2002 were $11.35, $7.59 and $22.21, respectively. Had compensation expense been determined based on the fair value of awards at the grant dates in accordance with the methodology prescribed in SFAS 123, Genesis’s net income (loss) and earnings (loss) per share would approximate the pro forma disclosure as follows for the periods indicated:

	Year Ended March 31, 2004	Year Ended March 31, 2003	Year Ended March 31, 2002
Net income (loss) attributable to common stockholders:
As reported	$(4,205)	$(14,636)	$17,996
Stock compensation, as reported	3,830	6,847	970
Stock compensation, under SFAS 123	(23,028)	(28,494)	(21,039)

Pro forma	$(23,403)	$(36,283)	$(2,073)

Basic earnings (loss) per share:
As reported	$(0.13)	$(0.47)	$0.82
Pro forma	$(0.73)	$(1.16)	$(0.09)
Diluted earnings (loss) per share:
As reported	$(0.13)	$(0.47)	$0.74
Pro forma	$(0.73)	$(1.16)	$(0.09)

GENESIS MICROCHIP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts are in thousands, except per share data)

The effects on pro forma disclosure of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosure in future years.

Comprehensive income

Comprehensive income is defined as the change in equity of a company during a period resulting from transactions and other events and circumstances from non-owner sources. For the fiscal years ended March 31, 2004, 2003 and 2002, there was no difference for Genesis between net income (loss) and comprehensive income (loss).

Income taxes

Genesis applies the asset and liability method of Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes,” under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credits carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. To the extent that it is not considered to be more likely than not that a deferred tax asset will be realized, a valuation allowance is provided.

Genesis is entitled to Canadian federal and provincial research and development investment tax credits which are earned as a percentage of eligible current and capital research and development expenditures incurred in each taxation year. Investment tax credits are available to be applied against future income tax liabilities, subject to a ten year carryforward period. Investment tax credits are classified as a reduction of income tax expense for items of a current nature and a reduction of the related asset cost for items of a long-term nature, provided that Genesis has reasonable assurance that the tax credits will be realized.

Recent accounting pronouncements

In November 2002, the FASB reached consensus on Emerging Issues Task Force EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” In general, this issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, this issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and, if so, how to divide the arrangement into separate units of accounting consistent with the identified earnings processes for revenue recognition purposes. This issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. EITF Issue No. 00-21 is applicable to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not believe the application of EITF Issue No. 00-21 will have any material impact on our consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, An Interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities, as defined in the Interpretation. The Interpretation was to be applied immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. In December 2003, the FASB issued FASB Interpretation No. 46R, Consolidation of Variable Interest Entities Revised. FIN 46R modifies certain scope exceptions provided in FIN 46. Entities would be required to replace FIN 46 provisions with FIN 46R provisions for all newly created

GENESIS MICROCHIP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts are in thousands, except per share data)

post-January 31, 2003 entities as of the end of the first interim or annual reporting period ending after March 15, 2004. The application of these Interpretations did not have a material effect on the consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The provisions of SFAS No. 149 were effective for contracts entered into after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on Genesis’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability or an equity instrument subject to compliance with specified criteria. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on Genesis’s consolidated financial statements.

In November 2003, the EITF reached a consensus on Issue 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. EITF 03-01 established additional disclosure requirements for each category of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”), investments in a loss position. Effective for years ending after December 15, 2003, the adoption of this EITF requires the Company to include certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS 115 that are impaired at the balance sheet date for which an other-than-temporary impairment has not been recognized. Additionally, certain qualitative disclosures should be made to clarify a circumstance whereby an investment’s fair value that is below cost is not considered other-than-temporary. The provisions of this consensus do not have a material impact on the Company’s consolidated financial statements.

3. Reorganization

Genesis Microchip Incorporated, a Nova Scotia company (“Genesis Microchip”), reorganized to a Delaware corporation effective February 13, 2002. In the reorganization, the holders of shares of Genesis Microchip exchanged their shares for an equal number of newly issued shares of Genesis Microchip Inc. (“Genesis”), a newly formed Delaware corporation. For accounting purposes, the reorganization was accounted for as a non-substantive exchange whereby Genesis recorded the net assets of Genesis Microchip in its consolidated financial statements initially at the same carrying value as recorded in the consolidated financial statements of Genesis Microchip immediately prior to the reorganization. In addition, the financial position, results of operations and cash flows previously reported by Genesis Microchip prior to the reorganization are reported unchanged in the comparative period to the consolidated financial statements of Genesis. Costs of this reorganization, which were not material, were expensed as incurred. See note 10 for a description of the capital stock of Genesis.

4. Business combinations

Sage

On February 19, 2002, Genesis issued 8,819,120 common shares for all the outstanding common shares of Sage. Sage designed, developed and marketed digital display controllers and video processors. Genesis also

GENESIS MICROCHIP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts are in thousands, except per share data)

assumed remaining outstanding stock options that were converted to options to purchase 1,407,128 shares of Genesis common stock. This business combination was accounted for under the purchase method of accounting. The purchase price was approximately $296,663,000, consisting of Genesis common stock valued at approximately $241,500,000, Genesis stock options valued at approximately $31,900,000, and direct acquisition costs estimated at approximately $23,300,000. Common stock was valued at $27.38 using the average closing price of Genesis stock for a period of two trading days before and after the announcement date of acquisition, which was September 28, 2001. Stock options were valued using the Black-Scholes option pricing model, applying a weighted average expected life of five years, a weighted average risk-free rate of 2.5%, an expected dividend yield of zero, a volatility of 104% and a deemed fair value of $27.38 per share. The intrinsic value of unvested options, totaling approximately $18,370,000, was recorded as deferred stock-based compensation on the acquisition.

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

	Amount	Annual Amortization		Useful Lives
Net assets acquired:
Tangible net assets (other than property and equipment)	$47,302	$	N/A	N/A
Property and equipment	1,699		N/A	N/A
Intangible assets acquired:
Acquired developed product technology	30,800		7,700	4 years
Acquired core technology	4,300		1,075	4 years
Trademarks and trade names	500		125	4 years
Goodwill	197,056		N/A	N/A
In-process research and development	4,700		N/A	N/A
Deferred stock-based compensation	18,370		N/A	3 years
Deferred income taxes	(8,064)		N/A	N/A

	$296,663		$8,900

The acquired developed product technology, which was comprised of products that were already technologically feasible, included products in most of Sage’s product lines. These included digital video interface/line doublers, video enhancers, decoders and integrated chips for their home theatre and multi-media products. The acquired developed product technology of approximately $30,800,000 is being amortized on a straight-line basis over an estimated remaining useful life of four years. The value of each developed technology was based on forecasted future cash flows directly related to the existing product technology, discounted at a rate of 18%, giving consideration to the lower risks associated with the assets relative to the in-process research and development.

The acquired core technology, which was comprised of proprietary know-how that was already technologically feasible, includes projects that were expected to leverage functionality from previous developed products and technologies. The acquired core technology of approximately $4,300,000 is being amortized on a straight-line basis over an estimated remaining useful life of four years. In valuing the core technology, an

GENESIS MICROCHIP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts are in thousands, except per share data)

appropriate percentage of revenues were segregated from the forecast revenues associated with certain in-process technologies. From these revenue forecasts, amounts were subtracted for expenses, maintenance, research and development and returns on contributory assets to arrive at cash flow attributed to the core technology. A discount rate of 21.5% was utilized to value the core technologies.

The trademarks and trade names consisted of the Faroudja trade name and its Directional Correlational Deinterlacing, or DCDi, label. The assigned value of approximately $500,000 is being amortized on a straight-line basis over an estimated remaining useful life of four years. The value of the trademarks and trade names was estimated by assigning a royalty rate to products expected to use the Faroudja/DCDi trade names. The forecasted royalties were then discounted to present value employing a discount rate consistent with the risk factors applicable to each product line.

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

The value assigned to in-process research and development was related to research projects for which technological feasibility had not been established and no future alternative uses existed. The fair value of $4,700,000 was determined using the income approach, which discounts expected future cash flows from projects under development to their net present value using a risk-adjusted rate. Each project was analyzed to determine the technological innovations, which included the utilization of core technology, the complexity, cost and time to complete the development, any alternative future use or current technological feasibility and the stage of completion. Future cash flows were estimated, taking into account the expected life cycles of the product and the underlying technology, relevant market sizes and industry trends. The estimated net cash flows from these products were based on management’s estimates of related revenues, cost of goods sold, research and development costs, selling, general and administrative expenses, income taxes and charges for the use of contributory assets. A discount rate of 25% was utilized based on the technology of the products, the stage of completion of the projects, the complexity of the development effort and the risks associated with reaching technological feasibility of the projects. The nature of the efforts to develop the in-process technology into commercially viable products principally related to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specification, including function, features and technical performance requirements.

Sage had two products under development at the acquisition date, a display processor semiconductor targeting the LCD multi-media monitor market for PCs and video and next-generation decoder targeting the advanced TV and multi-media projector markets. The development projects ranged from 70% to 95% complete

GENESIS MICROCHIP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts are in thousands, except per share data)

at the date of acquisition. Both development projects had expected completion dates within one year and an estimated cost to complete of $340,000, and were completed as at March 31, 2003.

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

Acquired developed product and acquired core technology and in-process research and development were identified and valued through analysis of data provided by Sage concerning developmental products, their stage of development, the time and resources needed to complete them, if applicable, their expected income-generating ability, target markets and associated risks. The income approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology and in-process research and development.

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

The intrinsic value of unvested options, totaling approximately $18,370,000, is being amortized to expense over the remaining term of the options, categorized in the statement of operations in accordance with the nature of the service provided by the related employees. Amortization for the year ended March 31, 2004 of $2,893,000 (2003—$5,420,000; 2002—$510,000) is included in research and development expense and $937,000 (2003—$1,427,000; 2002—$340,000) is included in selling, general and administrative expense. Unamortized deferred stock-based compensation of $265,000 related to stock options cancelled during the year ended March 31, 2004 has been recorded as a reduction to additional paid-in capital.

The following unaudited pro forma information gives effect to the acquisition of Sage as if it had occurred on April 1, 2001:

	Year Ended March 31, 2002
	Pro forma	As reported
Revenue	$197,092	$163,370
Net income (loss)	$(10,007)	$17,996
Earnings (loss) per share
Basic	$(0.33)	$0.82
Fully diluted	$(0.33)	$0.74
Weighted average shares
Basic	29,877	22,025
Fully diluted	29,877	24,177

GENESIS MICROCHIP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

VM Labs

In March 2002, Genesis acquired substantially all of the assets of VM Labs, a fabless semiconductor company focused on the DVD market, for $13,600,000 in cash and the assumption of certain liabilities. The total purchase price valued at $14,227,000 was comprised of the following:

	Amount	Annual Amortization		Useful Lives
Tangible net assets acquired	$374	$	N/A	N/A
Acquired core technology	12,000		1,714	7 years
Goodwill	1,853		N/A	N/A

	$14,227		$1,714

VM Labs results of operations prior to the acquisition date were not material in relation to those of Genesis for any of the periods presented herein.

5. Inventories

Inventories consist of the following:

	March 31, 2004	March 31, 2003
Finished goods	$13,438	$11,082
Work-in-process	8,308	6,817

	21,746	17,899
Less reserve for obsolescence	(3,243)	(3,630)

	$18,503	$14,269

6. Property and equipment

Property and equipment consist of the following:

	March 31, 2004	March 31, 2003
Property and equipment	$16,527	$15,499
Computer software	16,096	9,665
Leasehold improvements	4,053	3,266

	36,676	28,430
Less accumulated amortization	(19,419)	(15,660)

	$17,257	$12,770

GENESIS MICROCHIP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts are in thousands, except per share data)

7. Intangible assets

Intangible assets consist of the following:

	March 31, 2004	March 31, 2003
Acquired technology	$47,100	$47,100
Patents and other	2,344	1,807

	49,444	48,907
Less accumulated amortization	(22,713)	(11,974)

	$26,731	$36,933

8. Goodwill

Goodwill was reduced during the year ended March 31, 2004 by $427,000 for accruals set up at the time of the acquisition of Sage (note 4), which were no longer required. Goodwill was reduced by $5,363,000 during the year ended March 31, 2003 to reflect the finalization of the number of stock options and shares of common stock issued in connection with the acquisition of Sage (note 4), and by $3,967,000 to reflect the finalization of other estimates made at the time of acquisition, including the settlement of an assumed lease liability (note 9).

The carrying value of goodwill is periodically reviewed by management for potential impairment. No impairment has been identified at March 31, 2004.

9. Lease liability

In connection with the acquisition of Sage, Genesis assumed a lease obligation related to premises previously used by Sage. These premises were not being used for operating purposes, consequently the liability for the present value of all future payments related to the lease was included as part of the allocation of the purchase price. In February 2003, the liability was settled for less than its carrying value. The excess of the carrying value of the liability over the settlement amount was $3,369,000 and was applied to reduce the balance of goodwill.

10. Stockholders’ equity

Authorized Capital Stock

Genesis’ certificate of incorporation authorizes the issuance of 105,000,000 shares of capital stock, consisting of 100,000,000 shares of common stock, $0.001 par value per share, and 5,000,000 shares of preferred stock, $0.001 par value per share.

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

GENESIS MICROCHIP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock Repurchase Program

In August 2002, the Board of Directors approved a stock repurchase program. Under the stock repurchase program, the Board of Directors authorized a repurchase of up to $25 million of common stock. No shares of common stock were repurchased during the year ended March 31, 2004. 400,000 shares of common stock were repurchased for $3,127,000 during the year ended March 31, 2003.

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

1997 Employee Stock Option Plan

The 1997 Employee Stock Option Plan (the “1997 Employee Plan”) provided for the granting to employees of incentive stock options, nonstatutory stock options and stock purchase rights for up to 800,000 common shares

GENESIS MICROCHIP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts are in thousands, except per share data)

plus an annual increase to be added on the first day of each fiscal year equal to the lesser of (i) 2,000,000 Shares, (ii) 3.5% of the outstanding shares on such date, or (iii) a lesser amount determined by the Board. The exercise price of incentive stock options granted under the 1997 Employee Plan was not to be less than 100% (110% in case of any options granted to a person who held more than 10% of the total combined voting power of all classes of shares of Genesis) of the fair market value of the common shares subject to the option on the date of the grant. The term of the options do not exceed 10 years (five years in the case of any options granted to a person who held more than 10% of the total combined voting power of all classes of shares of Genesis) and vest over four years. As of March 31, 2004, there were 63,000 shares available for grant under the 1997 Employee Plan.

1997 Paradise Stock Option Plan

The 1997 Paradise Stock Option Plan (the “Paradise Plan”) provided for the granting of Incentive Stock Options (“ISOs”) to employees of Paradise Electronics Inc., a wholly owned subsidiary of Genesis (“Paradise”) and Non-Statutory Stock Options (“NSOs”) to Paradise employees, directors, and consultants. As a result of the merger of Paradise with Genesis in May 1999, each outstanding option or right to purchase shares of Paradise common stock is exercisable for Genesis common shares, adjusted to reflect the exchange ratio of Genesis common shares for Paradise common stock in the merger. No additional options will be granted under the Paradise Plan. Upon exercise, expiration or cancellation of all of the options granted under the Paradise Plan, this plan will be terminated.

1997 Non-Employee Stock Option Plan

The 1997 Non-Employee Stock Option Plan (the “Non-Employee Plan”) provides for the granting to non-employee directors and consultants of Genesis of options for up to 500,000 common shares. The exercise price of stock options granted under the Non-Employee Plan may not be less than 100% of the fair market value of the common shares subject to the option on the date of the grant. Options granted under the Non-Employee Plan have a term of up to ten years and generally vest over periods of up to two years. As at March 31, 2004, there were 71,000 shares available for grant under the Non-Employee Plan.

2000 Non-Statutory Stock Option Plan

The 2000 Non-Statutory Stock Option Plan (the “the 2000 Employee Plan”) provides for the granting to employees of non-statutory stock options for up to 1,500,000 common shares. The exercise price of stock options granted under the 2000 Employee Plan may not be less than 100% of the fair market value of the common shares subject to the option at the date of grant. The term of the options may not exceed 10 years and generally vest over four years. As at March 31, 2004, there were 16,000 shares available for grant under the 2000 Employee Plan.

2001 Non-Statutory Stock Option Plan

The 2001 Non-Statutory Stock Option Plan (the “the 2001 Employee Plan”) provides for the granting to employees of non-statutory stock options for up to 1,000,000 common shares. The exercise price of stock options granted under the 2001 Employee Plan may not be less than 100% of the fair market value of the common shares subject to the option at the date of grant. The term of the options may not exceed 10 years and generally vest over four years. As at March 31, 2004, there were 300 shares available for grant under the 2001 Employee Plan.

GENESIS MICROCHIP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts are in thousands, except per share data)

2003 Stock Plan

The 2003 Stock Plan (the “the 2003 Stock Plan”) provides for the granting to newly hired employees of non-statutory stock options for up to 1,000,000 common shares. The exercise price of stock options granted under the 2003 Stock Plan may not be less than 100% of the fair market value of the common shares subject to the option at the date of grant. The term of the options may not exceed 10 years and generally vest over four years. As at March 31, 2004, there were 760,000 shares available for grant under the 2003 Employee Plan.

Sage Stock Option Plan

The Sage Stock Option Plan (the “Sage Plan”) provided for the granting of Incentive Stock Options (“ISOs”) to employees of Sage, a wholly owned subsidiary of Genesis and Non-Statutory Stock Options (“NSOs”) to Sage employees, directors, and consultants. As a result of the purchase of Sage, each outstanding option or right to purchase shares of Sage common stock is exercisable for Genesis common shares, adjusted to reflect the exchange ratio of Genesis common shares of Sage common stock in the purchase and sale agreement. No additional options will be granted under the Sage Plan. Upon exercise, expiration or cancellation of all of the options granted under the Sage Plan, this plan will be terminated.

Employee Stock Purchase Plan

Genesis has established an employee stock purchase plan under which employees may authorize payroll deductions of up to 15% of their compensation (as defined in the plan) to purchase common shares at a price equal to 85% of the lower of the fair market values as of the beginning or the end of the offering period. The plan provides for the purchase of 500,000 shares of common stock plus an annual increase to restore the number of shares available for purchase under the plan to 500,000. As at March 31, 2004, there were 268,000 shares available for issuance under this plan.

Summary of Stock Options

Details of stock option transactions are as follows:

	Number of options	Option price per share	Weighted average exercise price per share
Balances, March 31, 2001	4,352	$0.17 – 31.50	$14.28
Issued	1,658	8.95 – 69.81	31.18
Assumed	1,407	0.99 – 58.38	17.65
Exercised	(2,596)	0.17 – 45.07	14.76
Cancelled	(270)	3.42 – 59.03	21.44

Balances, March 31, 2002	4,551	0.17 – 69.81	21.03
Issued	3,202	5.64 – 26.00	8.67
Exercised	(356)	0.17 – 26.70	10.39
Cancelled	(913)	0.99 – 68.56	27.48

Balances, March 31, 2003	6,484	0.17 – 69.81	14.52
Issued	2,264	7.50 – 27.89	15.96
Exercised	(1,008)	0.17 – 18.50	9.89
Cancelled	(468)	0.78 – 69.81	23.16

Balances, March 31, 2004	7,272	$0.17 – 69.81	$15.01

GENESIS MICROCHIP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts are in thousands, except per share data)

The following table summarizes information concerning outstanding and exercisable options at March 31, 2004:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding	Weighted average remaining life (years)	Weighted average exercise price per share	Number exercisable	Weighted average exercise price per share
$ 0.17 – 7.50	1,763	8.21	$7.03	539	$6.83
7.51 – 11.63	827	7.13	9.51	412	9.38
11.64 – 16.54	1,318	8.06	13.77	565	13.78
16.55 – 25.13	2,659	8.12	17.87	895	18.60
25.14 – 34.92	528	7.09	27.82	379	27.65
34.93 – 68.18	177	6.46	48.50	132	48.11

Total at March 31, 2004	7,272	7.90	$15.01	2,922	$16.71

Total at March 31, 2003	6,484	8.40	$14.52	2,086	$18.13

Total at March 31, 2002	4,551	8.55	$21.03	1,051	$16.35

12. Restructuring

In connection with the acquisition of Sage (note 4), Genesis recorded restructuring expenses of $1,858,000 during the year ended March 31, 2002. The expenses primarily included amounts related to severance payments to terminated employees and write-offs related to redundant computer software. All costs related to restructuring were paid prior to March 31, 2003.

13. Income taxes

The provision for income taxes consists of:

	Year Ended March 31, 2004	Year Ended March 31, 2003	Year Ended March 31, 2002
Current	$3,300	$470	$1,711
Deferred	(4,363)	(4,610)	5,018

	$(1,063)	$(4,140)	$6,729

GENESIS MICROCHIP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts are in thousands, except per share data)

The provision for (recovery of) income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

	Year Ended March 31, 2004	Year Ended March 31, 2003	Year Ended March 31, 2002
Basic federal rate applied to income before provision for (recovery of) income taxes	$(1,791)	$(6,384)	$8,407
Adjustments resulting from:
State and provincial income taxes	(316)	(1,127)	1,483
Non-deductible expenses	1,519	1,657	1,534
Research and development deductions and investment tax credits	(1,195)	(1,610)	(609)
Foreign exchange and tax rate differences	(6,774)	(2,043)	189
Change in valuation allowance	7,153	4,774	(4,594)
Other items	341	593	319

	$(1,063)	$(4,140)	$6,729

Pretax income from foreign operations was $26,508,000 for the year ended March 31, 2004. Pretax loss from foreign operations was $18,988,000 for the year ended March 31, 2003. Pretax income from foreign operations was $11,783,000 for the year ended March 31, 2002.

U.S. income and foreign withholding taxes were not provided on certain unremitted earnings of international affiliates which Genesis considers to be permanent investments. The cumulative amount of unremitted income for which income taxes have not been provided, totaled approximately $68,000,000 at March 31, 2004. If these earnings were to be remitted, taxes of approximately $27,000,000 would be due.

Significant components of Genesis’ deferred tax assets (liabilities) are as follows:

	March 31, 2004	March 31, 2003
Acquisition-related intangibles	$(7,881)	$(11,441)
Net operating loss carryforwards	46,543	33,924
Research tax credit carryforwards	10,126	7,795
Net capital loss carryforwards	5,798	3,106
Other	135	129

Net deferred tax asset (liability)	54,721	33,513
Less valuation allowance	(51,319)	(34,474)

	$3,402	$(961)

The valuation allowance increased by $16,845,000 during the year ended March 31, 2004 (2003—$4,675,000), primarily as a result of not recognizing the full benefit of net operating losses in a year of loss.

The valuation allowance includes $10,843,000 (2003—$10,843,000) arising from acquired losses and research credits, which, if realized, will be credited to goodwill. The valuation allowance also includes

GENESIS MICROCHIP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts are in thousands, except per share data)

$25,509,000 (2003—$15,573,015) of losses arising from stock option deductions of which subsequently recognized tax benefits will be recorded as additional paid-in capital. No such benefit was realized during 2004. A benefit of $613,000 was realized in 2003, (2002—$1,338,000) from the application of stock option deduction expense and was credited directly to additional paid-in capital.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income uncertainties related to the industry in which Genesis operates and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, Genesis would need to generate future taxable income of approximately $28,000,000 prior to the expiration of the net operating loss carryforwards in the years 2008 to 2024. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not Genesis will realize the benefits of these deductible differences, net of the existing valuation allowances.

14. Earnings (loss) per share

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation as required by SFAS 128:

	Year Ended March 31, 2004	Year Ended March 31, 2003	Year Ended March 31, 2002
Numerator for basic and diluted net income (loss) per share:
Net income (loss)	$(4,205)	$(14,636)	$17,996

Denominator for basic net income (loss) per share:
Weighted average common shares	31,876	31,248	22,025

Basic net income (loss) per share	$(0.13)	$(0.47)	$0.82

Denominator for diluted net income (loss) per share:
Weighted average common shares	31,876	31,248	22,025
Stock options and warrants	—	—	2,152

Shares used in computing diluted net income (loss) per share	31,876	31,248	24,177

Diluted net income (loss) per share	$(0.13)	$(0.47)	$0.74

Anti-dilutive potential common shares excluded from above calculation	7,255	5,539	660

Had Genesis been profitable during the year ended March 31, 2004, 1,155,000 shares would have been added to weighted average shares for the purposes of calculating diluted earnings per share (2003—1,119,000 shares).

15. Commitments and contingencies

Lease commitments

Genesis leases premises in the United States, Canada, India, Taiwan, Japan, South Korea, and China under operating leases that expire between April 2004 and January 2009. In addition, certain equipment is leased under

GENESIS MICROCHIP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts are in thousands, except per share data)

non-cancelable operating leases expiring in various years through 2005. Future minimum lease payments by fiscal year are as follows:

2005	$3,672
2006	3,625
2007	3,024
2008	1,419
2009	1,098
Thereafter	21

$12,859

Rental expense was $3,657,000 for the year ended March 31, 2004, $2,689,000 for the year ended March 31, 2003, and $3,067,000 for the year ended March 31, 2002.

Legal proceedings

In April 2001, Silicon Image, Inc. (“Silicon Image”) filed a patent infringement lawsuit against Genesis in the United States District Court for the Eastern District of Virginia and simultaneously filed a complaint before the United States International Trade Commission (“ITC”). The complaint and suit alleged that certain Genesis products that contain digital receivers infringe various Silicon Image patent claims. Silicon Image was seeking an injunction to halt the sale, manufacture and use of Genesis’s DVI receiver products and unspecified monetary damages. In December 2001 Silicon Image formally moved to withdraw its complaint before the ITC and those proceedings have terminated. The trial in the case before the United States District Court for the Eastern District of Virginia was set for January 2003, but the trial was taken off the calendar of the court in December 2002. In July 2003, the district court issued a memorandum opinion, followed by a final judgment in August 2003 and an amended final judgment in December 2003. In its opinion, the district court ruled that Genesis and Silicon Image have settled their disputes based on a Memorandum of Understanding, or MOU, signed on December 18, 2002. The district court’s opinion states that the MOU is a binding settlement agreement. The MOU states that Genesis has received a license for the right to use non-necessary claims under the Digital Visual Interface (DVI) Adopters Agreement and allows Genesis to receive a license to the non-necessary claims under the High-Definition Multimedia Interface (HDMI) Adopters Agreement. In addition, the MOU provides that Genesis has been granted a license to expand use of necessary claims in the DVI Adopters Agreement to the consumer electronics marketplace. The district court’s opinion states that Genesis will pay Silicon Image a monetary settlement, license fee and running royalties on all DVI and HDMI products. The MOU further states that the companies will promote interoperability of DVI and HDMI. In December 2003, the district court found Genesis in civil contempt for disclosing the MOU to Pixelworks, Inc. during merger discussions with Pixelworks. The amount of the penalty for the contempt finding has not been determined as of the date hereof; however, the estimated amount of the penalty has been reflected in the consolidated financial statements for the quarter ended December 31, 2003. In January 2004, Genesis filed a notice of appeal to the United States Court of Appeals for the Federal Circuit. In March 2004, the district court issued an order regarding the proper disposition of the funds in escrow and the amount necessary to bond the judgment pending appeal. In April 2004, the court also granted Genesis’s motion to stay effectiveness of the amended final judgment pending appeal. We recorded a provision for costs associated with this patent litigation in the year ended March 31, 2003, a portion of which was paid in escrow to the court in August 2003 and an additional undisclosed amount was paid to the court as a bond in March 2004. The payments to the court have been accounted for as reductions of the related liability. The future financial impact arising from any appeal or other legal actions related to the dispute is not yet determinable and no other provision has been made in our consolidated financial statements for any future costs associated with this claim.

GENESIS MICROCHIP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts are in thousands, except per share data)

In March 2002, Genesis filed a patent infringement lawsuit against Media Reality Technologies, Inc. (“MRT”), SmartASIC Inc., and Trumpion Microelectronics, Inc. (“Trumpion”) in the United States District Court for the Northern District of California. The complaint alleged that certain MRT, SmartASIC and Trumpion products, which are sold as video/graphics display controllers, infringe various claims of a Genesis U.S. patent. This patent has also been issued in Japan and Korea and is pending in Taiwan. As part of this lawsuit, Genesis is seeking monetary damages and a permanent injunction that bars MRT and Trumpion from making, using, importing, offering to sell, or selling the allegedly infringing products in the United States. In September 2002, Genesis filed a similar patent infringement complaint against the three companies in the United States International Trade Commission (“ITC”), as discussed below. Except for the counterclaims by MRT discussed below, the Northern District of California case has been stayed pending the outcome of the ITC action and currently remains stayed. In January 2003, Genesis announced a settlement of its litigation against SmartASIC Inc.; the litigation with respect to the other defendants has not been settled. MRT has asserted counterclaims against Genesis, alleging trade secret misappropriation, interference with economic advantage, and unfair practices and competition. Genesis intends to vigorously defend against these claims. In addition, in response to a complaint filed by MRT, the Taiwan Fair Trade Commission is investigating Genesis’s alleged violation of the Taiwan Fair Trade Law. The future financial impact of these claims is not yet determinable and no provision has been made in our consolidated financial statements for any future costs or settlements associated with these claims.

In September 2002, Genesis filed a patent infringement complaint against MRT, SmartASIC Inc., and Trumpion in the ITC. The Genesis legal action alleged that MRT, SmartASIC, and Trumpion products infringe Genesis’s patented technology. In January 2003, Genesis announced a settlement of its litigation against SmartASIC Inc. Genesis is seeking an order from the ITC to exclude MRT and Trumpion’s products and other products containing MRT or Trumpion’s products from entry into the United States. On October 15, 2002, the ITC voted to institute an investigation into the complaint. In October 2003, the Administrative Law Judge (“ALJ”) of the ITC issued an initial determination that MRT and Trumpion did not infringe the asserted patent. However, in January 2004, the ITC remanded the case to the ALJ to make new findings under a different interpretation of the patent. On May 20, 2004, the ALJ issued a revised initial determination that MRT and Trumpion infringe the asserted patent.

In March 2003, Genesis filed a second patent infringement complaint against MRT and Trumpion in the ITC. Genesis subsequently amended its complaint to add Mstar Semiconductor, Inc. (“Mstar”) as a respondent, and withdrew its complaint against Trumpion. The Genesis legal action alleges that Mstar’s MST series of products and MRT’s Mascot series products infringe Genesis’s patented technology. Genesis is seeking an order from the ITC to exclude Mstar’s and MRT’s products and other products containing MRT or Mstar’s products from entry into the United States. In April 2003, the ITC voted to institute an investigation into the complaint. In April 2004, the ALJ issued an initial determination that Mstar infringes one of two the patents asserted against it, and that MRT did not infringe the one patent asserted against it in this case.

On May 21, 2004 the ITC combined both patent infringement cases into one case. The future financial impact of this claim is not yet determinable and no provision has been made in our consolidated financial statements for any future costs or settlements associated with this claim.

In November 2002, a putative securities class action captioned Kuehbeck v. Genesis Microchip et al., Civil Action No. 02-CV-05344, was filed against Genesis, former Chief Executive Officer Amnon Fisher, and Interim Chief Executive Officer Eric Erdman, and amended in July 2003 to include Executive Vice President Anders Frisk (collectively the “Individual Defendants”) in the United States District Court for the Northern District of California. The complaint alleges violations of Section 10(b) of the Securities and Exchange Act of 1934 (the

GENESIS MICROCHIP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts are in thousands, except per share data)

“Exchange Act”) and Rule 10b-5 promulgated thereunder against Genesis and the Individual Defendants, and violations of Section 20(a) of the Exchange Act against the Individual Defendants. The complaint seeks unspecified damages on behalf of a purported class of purchasers of Genesis’s common stock between April 29, 2002 and June 14, 2002. In April 2004, the court granted Genesis’s motion to dismiss the case, but gave the plaintiff leave to amend her complaint. On May 17, 2004, the plaintiff filed an amended complaint. Genesis believes that it has meritorious defenses to this lawsuit and will continue to defend the litigation vigorously. The future financial impact of this claim is not yet determinable and no provision has been made in our consolidated financial statements for any future costs associated with this claim.

Supply arrangements

Genesis subcontracts portions of its semiconductor manufacturing from several suppliers and no single production process for any single product is performed by more than one supplier. Genesis has a fixed-term sole source arrangement with a wafer manufacturer for the supply of wafers for its semiconductor products. Should that wafer supplier or any of Genesis’ packaging or testing subcontractors cease to be available, management believes that this would have a material adverse effect on Genesis’ business, financial condition and results of operations. Genesis has no guarantees of minimum capacity from its suppliers and is not liable for minimum purchase commitments. Furthermore, in the normal course of business, we commit to purchase products from our contract manufacturers to be delivered within the next 90 days. In certain situations, should we cancel an order, we could be required to pay cancellation fees. Such obligations could impact our immediate results of operations but would not materially affect our business.

Guarantees and indemnifications

In connection with certain agreements that we have executed in the past, we have at times provided indemnities to cover the indemnified party for matters such as product liability. We have also on occasion included intellectual property indemnification provisions in the terms of our technology related agreements with third parties. Maximum potential future payments cannot be estimated because many of these agreements do not have a maximum stated liability. However, historically costs related to these indemnification provisions have not been significant. We have not recorded any liability in our consolidated financial statements for such indemnifications.

16. Segment information

Genesis operates and tracks its results in one operating segment. Genesis designs, develops and markets integrated circuits that manipulate and process digital video and graphic images. The target market is the advanced display market including flat panel monitors and flat panel televisions.

Geographic information

Geographic revenue information is based on the shipment destination. Long-lived assets include property and equipment, as well as intangible assets. Property and equipment information is based on the physical location of the asset while the intangible assets are based on the location of the owning entity.

GENESIS MICROCHIP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts are in thousands, except per share data)

Revenues from unaffiliated customers by geographic region were as follows:

	Year Ended March 31, 2004	Year Ended March 31, 2003	Year Ended March 31, 2002
United States	$13,560	$12,760	$6,566
China	79,592	36,854	24,503
Japan	16,585	19,836	12,760
South Korea	53,628	77,690	51,411
Taiwan	27,170	32,462	62,857
Rest of world	22,885	14,723	5,273

	$213,420	$194,325	$163,370

Net long-lived assets by country were as follows:

	March 31, 2004	March 31, 2003
United States	$226,849	$233,053
Canada	4,452	4,637
Rest of world	1,839	1,592

	$233,140	$239,282

Concentration information

For the years ended March 31, 2004 and 2003, two customers each accounted for more than 10% of total revenues.

At March 31, 2004 and 2003, four customers each represented more than 10% of accounts receivable trade.

Genesis subcontracts its semiconductor manufacturing from several suppliers but no single product is fabricated by more than one supplier (note 15).

17. Related party transactions

Genesis won a public auction of the assets of VM Labs, Inc. that culminated in a federal Bankruptcy Court proceeding held on February 28, 2002 (the “Auction”) and Genesis closed the transaction on March 22, 2002 (the “Closing”). Genesis acquired those assets for a price of $13,600,000 in cash and the assumption of certain liabilities. Three directors of Genesis had indirect interests in VM Labs as a result of their relationship with VM Labs’s secured creditor. All three directors divested their interests prior to the Closing without realizing profit except for the receipt of accrued interest on their promissory notes, as described below.

One of the parties bidding at the Auction was Paradise IV, Inc. (“Paradise IV”), a secured credit of VM Labs, Inc. Three directors of Genesis, Messrs. Lushtak, Diamond and C.M. Reddy, had interests in Paradise IV. In November 2001, Messrs. Lushtak, Diamond and C.M. Reddy had loaned $1,000,000, $750,000 and $400,000, respectively, to Paradise IV pursuant to promissory notes due June 2002, which accrued interest at an annual rate of 6% and which included warrants to purchase 800,000 shares, 600,000 shares and 320,000 shares, respectively, of common stock of Paradise IV at a price of $.001 per share, representing a total of 24.57% of the

GENESIS MICROCHIP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts are in thousands, except per share data)

fully diluted equity interests in Paradise IV. Also, prior to the Auction, Mr. Lushtak was Chairman of the Board and Chief Executive Officer of Paradise IV and owned 22.86% of the common stock of Paradise IV, which he acquired for an aggregate of $1,600.

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

18. Other

On March 17, 2003, Genesis entered into an agreement to merge with Pixelworks, Inc. (“Pixelworks”)

On August 5, 2003, Genesis and Pixelworks entered into an agreement to terminate the proposed merger. Under the terms of the agreement, each of the parties agreed to a mutual release of claims, and Pixelworks agreed to immediately pay Genesis $5,500,000 as a reimbursement for its expenses. Costs incurred by Genesis related to this transaction to March 31, 2003 were approximately $2,500,000, and were included in other long-term assets at that date. Genesis incurred approximately $3,100,000 of related costs during the period from April 1, 2003 to August 5, 2003. The net expense of $0.1 million was included in selling, general and administrative expenses.

19. Comparative figures

Certain comparative figures presented in these consolidated financial statements have been reclassified to conform to the current year’s presentation.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

Not applicable.

Item 9A. Controls and Procedures:

(a) Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Interim Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Interim Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Our disclosure controls and procedures provide our Interim Chief Executive Officer and our Chief Financial Officer reasonable assurances that our disclosure controls and procedures will achieve their objectives. However, company management, including our Interim Chief Executive Officer and our Chief Financial Officer, do not expect that our disclosure controls and procedures or our internal controls will prevent all human error. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance that all control issues and instances of error, if any, within our company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions.

(b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 10. Directors and Executive Officers:

Executive officers

The information required by this item with respect to executive officers is incorporated by reference from Item 1 of this report. That information can be found under the caption, “Executive Officers.”

Directors

The following table lists the names and positions held by each of our directors as of May 26, 2004:

Name	Age	Position
Eric Erdman	46	Interim Chief Executive Officer and Director
Tim Christoffersen (1) (3)(4)	62	Director
Jeffrey Diamond (2)(3)	51	Chairman of the Board
George A. Duguay (1) (2)(4)	51	Director
Robert H. Kidd (1)(4)	59	Director
Alexander S. Lushtak (2)	65	Director
Chandrashekar M. Reddy (3)	44	Director

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the corporate governance committee.
(4)	Member of the nominating committee.

For the biography of Eric Erdman, see the description under the caption, “Executive Officers,” in Part I, Item 1 of this report.

Tim Christoffersen was appointed as a director in August 2002. Mr. Christoffersen served as Chief Financial Officer of NeoParadigm Labs, Inc. from 1998 to 1999 and as Chief Financial Officer of Chips & Technologies, Inc. from 1994 until its sale to Intel Corporation in 1998. Mr. Christoffersen was Executive Vice President, Director and Chief Operating Officer of Resonex, Inc. from 1991 to 1992. From 1986 to 1991, Mr. Christoffersen held several managerial positions with Ford Motor Company. Mr. Christoffersen is a Phi Beta Kappa graduate of Stanford University where he earned a bachelor’s degree in economics. He also holds a master’s degree in theology from Union Theological Seminary in New York City.

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

Robert H. Kidd was appointed as a director in August 2002. He is President of Location Research Company of Canada Limited, a consulting company. Mr. Kidd served as Chief Financial Officer of Technology Convergence Inc. from 2000 to 2002, of Lions Gate Entertainment Corp. from 1997 to 1998, and of InContext Systems Inc. from 1995 to 1996. He served as Senior Vice President, Chief Financial Officer and Director of George Weston Limited from 1981 to 1995, a partner of Thorne Riddell, Chartered Accountants, a predecessor firm of KPMG LLP, from 1973 to 1981 and as a Lecturer in Finance, Faculty of Management Studies, University of Toronto, from 1971 to 1981. Mr. Kidd has served on several professional committees, including the Toronto Stock Exchange Investors & Issuers Advisory Committee from 1993 to 1998, the Canadian Institute of Chartered Accountants Emerging Issues Committee from 1992 to 1997 and the Canadian Securities Administrators Committee on Conflicts of Interest in Underwriting from 1994 to 1996. He currently serves as a director of several private entities. Mr. Kidd has a bachelor’s degree in commerce from the University of Toronto and an M.B.A. from York University. Mr. Kidd is a Fellow of the Institute of Chartered Accountants of Ontario.

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

Chandrashekar M. Reddy joined Genesis as a director upon its acquisition of Sage, Inc. in February 2002. He served as Vice Chairman and as Executive Vice President, Engineering of Genesis from February 2002 to November 2002. He served as Chairman of the Board and Chief Executive Officer of Sage from its inception in

1994 until its acquisition by Genesis in February 2002. Mr. Reddy has been the Chief Executive Officer of Athena Seminconductors, Inc., a wireless radio products business, since December 2002 and a member of its board of directors since January 2002. From 1986 to 1995, Mr. Reddy held several design and program management positions at Intel Corporation. Mr. Reddy holds a bachelor’s degree in electrical engineering from the Indian Institute of Technology and a master’s degree in electrical engineering from the University of Wisconsin, Madison.

Identification of Audit Committee

Genesis has a separately-designated audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The members of our audit committee are Messrs. Christoffersen, Duguay and Kidd, with Mr. Kidd serving as chairman of the committee. Our board of directors has determined that Mr. Kidd qualifies as an “audit committee financial expert” as that term is defined in Item 401(h) of Regulation S-K and that each member of our audit committee is “independent” as that term is defined in Nasdaq Marketplace Rule 4200(a)(15).

Section 16(a) beneficial ownership reporting compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and any person who owns more than ten percent (10%) of our shares of common stock to file reports of ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission and with us. Based on our review of copies of forms and written representations, we believe that all of our officers, directors and greater than ten percent (10%) stockholders complied with all filing requirements applicable to them for the year ended March 31, 2004, except as follows: On May 16, 2003, Tzoyao Chan, our Senior Vice President, Product Development, was granted an option to purchase 50,000 shares of our common stock, which grant was first reported on a Form 4 filed June 3, 2003. On May 16, 2003, Eric Erdman, our Interim Chief Executive Officer, was granted an option to purchase 10,000 shares of our common stock, which grant was first reported on a Form 4 filed June 3, 2003; and on August 12, 2003, Mr. Erdman was granted an option to purchase 120,000 shares of our common stock, which grant was first reported on a Form 4 filed August 18, 2003. On May 16, 2003, Anders Frisk, our Executive Vice President, was granted an option to purchase 20,000 shares of our common stock, which grant was first reported on a Form 4 filed June 3, 2003. On May 16, 2003, Ken Murray, our Vice President, Human Resources, was granted an option to purchase 30,000 shares of our common stock, which grant was first reported on a Form 4 filed June 3, 2003. On May 16, 2003, Matthew Ready, our former Senior Vice President, Worldwide Sales, was granted an option to purchase 100,000 shares of our common stock, which grant was first reported on a Form 4 filed June 3, 2003; and on November 28, 2003, Mr. Ready sold a total of 5,000 shares of our common stock, which sales were first reported on a Form 4 filed on December 2, 2003.. On May 16, 2003, Mohammad Tafazzoli, our Vice President, Operations, was granted an option to purchase 50,000 shares of our common stock, which grant was first reported on a Form 4 filed June 3, 2003. On June 6, 2003, Chandra Reddy, a member of our Board of Directors, sold a total of 5,000 shares of our common stock, which sales were first reported on a Form 4 filed on August 27, 2003. On August 12, 2003, Jeffrey Diamond, our Chairman of the Board, was granted an option to purchase 50,000 shares of our common stock, which grant was first reported on a Form 4 filed August 19, 2003. On January 27, 2004, Rajeev Munshi, our Vice President, Quality Assurance, sold a total of 1,629 shares of Genesis common stock, which sales were first reported on a Form 4 filed on February 26, 2004.

Item 11. Executive Compensation:

Summary compensation table

The following table contains information about compensation paid to our Chief Executive Officers and to our five other most highly compensated executive officers for our fiscal year ended March 31, 2004 and the compensation of those individuals in fiscal years 2003 and 2002, where applicable.

		Annual Compensation		Securities Underlying Options (#)	All Other Compensation ($)
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)
James E. Donegan(1) Former Chief Executive Officer	2004 2003	84,644 214,823	— —	— 200,000	137,500 —

Eric Erdman(2) Interim Chief Executive Officer	2004 2003 2002	245,347 212,709 144,588	70,000 28,881 51,333	130,000 70,000 100,000	66,311 — 10,642

Raphael Mehrbians Senior Vice President, Product Marketing	2004 2003 2002	193,249 175,008 25,241	— — —	50,000 75,000 —	58,220

Anders Frisk Executive Vice President	2004 2003 2002	250,000 242,633 214,050	— — 74,200	20,000 137,500 —	100 — —

Tzoyao Chan Senior Vice President, Product Development	2004 2003 2002	210,000 201,667 185,900	— — 84,379	50,000 60,000 70,000	— — —

Mohammad Tafazzoli Vice President, Operations	2004 2003 2002	210,000 204,075 189,050	— — 64,750	50,000 60,000 25,000	— — —

Matthew Ready(3) Senior Vice President, Worldwide Sales	2004 2003 2002	208,519 204,700 187,793	— 19,682 80,000	100,000 53,750 —	— — —

(1)	Mr. Donegan became Chief Executive Officer on June 26, 2002 and resigned from all his positions with the company effective July 19, 2003. This table excludes compensation of $13,000 that he received as a non-employee director during fiscal 2003. Mr. Donegan’s severance payments are listed under “All Other Compensation.” For details regarding his severance agreement, see the description under the caption, “Severance agreement with Mr. Donegan.”
(2)	Mr. Erdman was named Interim Chief Executive Officer effective July 20, 2003. Mr. Erdman served as both Interim Chief Executive Officer and Chief Financial Officer from July 20, 2003 to February 15, 2004, for which he received a bonus and certain other amounts in fiscal 2004 pursuant to his employment agreement, which are reflected under “Bonus” and “All Other Compensation.” For details regarding his employment agreement, see the description under the caption, “Employment agreement with Mr. Erdman.”
(3)	Mr. Ready resigned effective April 5, 2004.

Employment contracts, termination of employment and change-in-control arrangements

Employment agreement with Mr. Erdman

On February 13, 2004, we entered into an employment agreement with Eric Erdman, currently our Interim Chief Executive Officer. In addition to salary, bonus, car allowance and other benefits, we granted Mr. Erdman a one-time bonus for his service in both the Interim Chief Executive Officer and Chief Financial Officer positions. We also agreed to lease a furnished house in the San Francisco Bay Area for Mr. Erdman, and reimburse certain medical, immigration, vehicle importation, relocation, tax service and legal expenses. In the event that

Mr. Erdman’s employment is terminated without cause, or if Mr. Erdman resigns with good reason, he will receive one year’s base salary, plus a prorated portion of his bonus, if any, and all of his options granted on or prior to August 12, 2003 will become fully vested, and options granted thereafter will receive 12 months of additional vesting.

Employment letter with Mr. Frisk

On February 15, 2000, we entered into an employment letter with Anders Frisk, currently our Executive Vice President. In addition to base salary, bonus, car allowance and other benefits, we granted Mr. Frisk an option for 65,000 shares of our common stock that has fully vested, as well as an option for 65,000 shares that vests over 48 months unless there is a sale or merger of Genesis in which our stockholders do not control more than 50% of the surviving entity, in which event the option will vest with respect to at least 50% of the subject shares. In the event that we terminate Mr. Frisk’s employment for any reason other than just cause, we must pay him a lump-sum amount equal to one year of his then-current base salary.

Employment letter with Mr. Mehrbians

On February 28, 2002, we entered into an employment letter with Mr. Mehrbians, who currently serves as our Senior Vice President, Product Marketing. In addition to base salary, bonus and other benefits, Mr. Mehrbians was granted a stock option with standard four-year vesting. On February 28, 2002, which was prior to his becoming an officer of the Company, we agreed to provide Mr. Mehrbians with a loan of $150,000, which amount will be forgiven if Mr. Mehrbians remains employed by Genesis for three years.

Employment letter with Dr. Chan

Dr. Chan, who currently serves as our Senior Vice President, Product Development, entered into an employment letter with Paradise Electronics, Inc., dated April 21, 1997, which we assumed upon our acquisition of Paradise. In addition to base salary, bonus and other benefits, Dr. Chan was granted stock options that have since fully vested.

Employment letter with Mr. Tafazzoli

Mr. Tafazzoli, who currently serves as our Vice President, Operations, entered into an employment letter with Paradise Electronics, Inc., dated February 17, 1998, which we assumed upon our acquisition of Paradise. In addition to base salary, bonus and other benefits, Mr. Tafazzoli was granted a stock option that has since fully vested.

Employment letter with Mr. Ready

On April 12, 2000, we entered into an employment letter with Mr. Ready, our former Senior Vice President, Worldwide Sales. In addition to base salary, bonus, car allowance and other benefits, we granted Mr. Ready an option to purchase 65,000 shares of our common stock that has fully vested, as well as an option for 65,000 shares that vests over 48 months. Mr. Ready resigned effective April 5, 2004.

Employment agreements with Mr. Healy

On February 4, 2004, we entered into an employment letter and change of control severance agreement with Mr. Healy, currently our Senior Vice President, Finance and Chief Financial Officer. The employment letter states that Mr. Healy’s initial base salary is $220,000 and that he will receive a one-time guaranteed bonus of $80,000 at the end of twelve months of employment. In addition, Mr. Healy receives a car allowance and is eligible to participate in any applicable corporate bonus plan. The change of control severance agreement provides certain benefits upon an involuntary termination of employment following a change of control of Genesis, as set forth below under the heading “Employment and severance agreements relating to change of control.” In addition, if during Mr. Healy’s first two years of employment, he is involuntarily terminated without cause by our Chief Executive Officer (excluding an involuntary termination with or without cause by Eric Erdman), he will be entitled to receive similar severance benefits.

Severance agreement with Mr. Donegan

We entered into a Settlement Agreement and Release with Mr. James E. Donegan, our former Chief Executive Officer, in connection with his resignation effective July 19, 2003. Under the agreement, Mr. Donegan was entitled to receive as severance a lump-sum payment equal to six months of his base salary, as well as reimbursement for (i) six months of COBRA payments and (ii) legal fees and costs incurred in the preparation of the agreement. Mr. Donegan was also entitled to a maximum of 12 months of additional vesting on his options to purchase 200,000 shares of our common stock, which will continue to vest at the rate of 1/48th per month over a 12-month period subject to certain restrictions, and which may vest immediately upon a change in control of the Company. Mr. Donegan’s right to exercise vested options was also extended to July 31, 2004. Mr. Donegan agreed to release all claims he may have had against the Company. Mr. Donegan also agreed to provisions concerning confidentiality, cooperation in litigation and non-solicitation of our employees and consultants. The agreement terminated our June 2002 employment agreement with Mr. Donegan, under which Mr. Donegan was to receive an annual base salary of $275,000 and was granted options for 200,000 shares of our common stock.

Employment and severance agreements relating to change of control

In addition to certain other officers and senior management of Genesis, Messrs. Frisk, Mehrbians, Chan, Tafazzoli and Healy have entered into change of control severance agreements that will provide certain benefits upon an involuntary termination of employment following a change of control of Genesis. The agreements generally provide that if, within 12 months after the change of control, or any other change of control of the combined company following a merger, the executive’s employment is involuntarily terminated and signs a release of claims, then the executive will be entitled to the following severance benefits:

•	12 months of the executive’s base salary, payable in lump sum;

•	12 months of acceleration of vesting under all stock options, and 12 months of lapsing of Genesis’s right of repurchase with respect to all restricted stock, held by the executive prior to the change of control;

•	the ability to exercise all vested stock options being assumed by the acquiring company that were originally granted to the executive by Genesis prior to the change of control for a period of 2 years following the termination of employment; and

•	health coverage and benefits at the same level of coverage as was provided immediately prior to termination, for up to 12 months following the termination of employment.

The agreements also generally provide that if, in the second year after the change of control, or any other change of control of the combined company following a merger, the executive’s employment is involuntarily terminated, then the executive will be entitled to the following severance benefits:

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

Options granted in the year ended March 31, 2004

The following table contains information about stock option grants made during the year ended March 31, 2004 to our Chief Executive Officers and to our five other most highly compensated executive officers in fiscal 2004. The stock options were granted under our 1997 Employee Stock Option Plan and our 2001 Nonstatutory Stock Option Plan. They have a maximum term of ten years, subject to earlier termination upon cessation of service.

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

Individual grants

	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise Price Per Share	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name					5%	10%
James E. Donegan(1)	—	—%	—	—	$—	$—
Eric Erdman	10,000	0.4	16.80	05/16/13	105,654	267,749
	120,000	5.3	9.25	08/12/13	698,073	1,769,054
Raphael Mehrbians(2)	50,000	2.2	16.80	05/16/13	528,271	1,338,744
Anders Frisk	20,000	0.9	16.80	05/16/13	211,309	535,497
Tzoyao Chan	50,000	2.2	16.80	05/16/13	528,271	1,338,744
Mohammad Tafazzoli	50,000	2.2	16.80	05/16/13	528,271	1,338,744
Matthew Ready(3)	100,000	4.4	16.80	05/16/13	1,056,543	2,677,487

(1)	Mr. Donegan became Chief Executive Officer on June 26, 2002. Mr. Donegan resigned from all his positions with the Company effective July 19, 2003.
(2)	This table does not include options that may be granted in connection with the Option Exchange Agreement entered into by and between the Company and Mr. Mehrbians on December 17, 2003. Pursuant to that agreement, Mr. Mehrbians agreed to have options to purchase 50,000 shares of our common stock at an exercise price of $44.07 granted to him on February 8, 2002 cancelled and disposed of in exchange for a new option to purchase 16,667 shares to be granted on or about June 18, 2004 subject to terms and conditions set forth in the Option Exchange Agreement.
(3)	Mr. Ready resigned effective April 5, 2004.

Aggregate option exercises in the last fiscal year and fiscal year end option values

The following table contains information about option exercises for our Chief Executive Officers and our four other most highly compensated executive officers in the year ended March 31, 2004 and their option holdings as of March 31, 2004.

The value of an in-the-money stock option represents the difference between the aggregate estimated fair market value of the underlying stock and the aggregate exercise price of the stock option. We have used the reported closing price of $16.75 per share on The Nasdaq National Market on March 31, 2004 as the estimated fair market value of our common stock in determining the value of unexercised options.

Name	Shares Acquired Upon Exercise	Value Realized	Number of Securities Underlying Unexercised Options At Fiscal Year End		Value of Unexercised In-the-money Options/SARs at the Fiscal Year End ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
James E. Donegan(1)	82,000	883,420	16,645	13,021	78,647	111,981
Eric Erdman	0	0	149,610	220,833	522,462	1,277,705
Raphael Mehrbians	15,000	185,487	13,125	96,875	132,635	469,115
Anders Frisk	0	0	143,544	113,958	576,719	564,595
Tzoyao Chan	0	0	106,454	107,602	528,151	408,247
Mohammad Tafazzoli …	40,169	341,010	53,064	96,916	142,110	324,323
Matthew Ready(2)	25,156	288,307	58,179	132,708	160,253	290,525

(1)	Mr. Donegan became Chief Executive Officer on June 26, 2002. Mr. Donegan resigned from all his positions with the Company effective July 19, 2003.
(2)	Mr. Ready resigned effective April 5, 2004.

Compensation committee interlocks and insider participation

The members of our compensation committee during the fiscal year ended March 31, 2004 were Messrs. Diamond, Duguay and Lushtak. At no time since our formation have any of the members of our compensation committee served as our officers or employees or as officers or employees of any of our subsidiaries, except for Mr. Diamond as described in his biography on page 66. No interlocking relationship exists between our board of directors or its compensation committee and the board of directors or compensation committee of any other company, nor did any interlocking relationships exist during the past fiscal year.

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

Non-employee directors automatically receive stock options under the terms of our 1997 Non-Employee Stock Option Plan. Upon first joining the board, non-employee directors receive an option to purchase 15,000 shares of our common stock. Those options are granted with an exercise price equal to the closing price of our stock on the last trading day before joining the board. Non-employee directors also automatically receive an option to purchase 10,000 shares of our common stock under our 2000 Non-Statutory Stock Option Plan upon first joining the Board.

Grants are also made annually on the first day of the month following our annual meeting of stockholders. Each non-employee director receives an option to purchase 10,000 shares of our common stock plus 2,500 shares of our common stock for each committee on which the director serves. The options are granted with an exercise price equal to the closing price of our stock on the day preceding the date of the grant and vest over twelve months. The automatic annual option grants were made on November 1, 2003 at an exercise price of $16.54 per share.

Non-employee directors may also be granted stock options under the terms of our 2000 Non-Statutory Stock Option Plan or our 2001 Non-Statutory Stock Option Plan. On August 12, 2003, a discretionary option to purchase 50,000 shares of our common stock at an exercise price of $9.25 per share was granted from our 2000 Non-Statutory Stock Option Plan to Jeffrey Diamond in connection with his appointment to Chairman of the Board. No other stock option grants were made to non-employee directors in fiscal 2003.

The following table summarizes the retainers and attendance fees and the number of stock option grants that were made to our non-employee directors, in their capacity as non-employee directors, during fiscal 2004:

Name	Initial Option Grants	Automatic Annual Grants	Discretionary Option Grants	Retainers and Attendance Fees($)
Tim Christoffersen	—	12,000	—	53,000
Jeffrey Diamond	—	7,500	50,000	42,500
George A. Duguay	—	12,500	—	55,500
Robert H. Kidd	—	10,000	—	58,500
Alexander S. Lushtak	—	7,500	—	43,000
Chandrashekar M. Reddy	—	7,500	—	38,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

The following table contains information about the beneficial ownership of our common stock as of May 1, 2004, for:

•	each of our current directors, as well as our Interim Chief Executive Officer as of March 31, 2004 and our other four most highly compensated executive officers during the fiscal year ended March 31, 2004;

•	all of our directors and executive officers as a group and

•	all persons known by us to be beneficial owners of more than five percent (5%) of our outstanding stock.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Securities and Exchange Act of 1934 and the information is not necessarily indicative of beneficial ownership for any other purpose. Under Rule 13d-3 beneficial ownership includes any shares over which the individual or entity has voting power or investment power and any shares that the individual has the right to acquire within 60 days of May 1, 2004 through the exercise of any stock options. Unless indicated, each person or entity either has sole voting and investment power over the shares shown as beneficially owned or shares those powers with his spouse.

The number of options exercisable within 60 days of May 1, 2004 is shown in the first column of the table and is included in the total number of shares of common stock beneficially owned shown in the second column. The percentage of shares beneficially owned is computed on the basis of 32,706,201 shares of common stock outstanding on May 1, 2004.

Unless otherwise indicated, the principal address of each stockholder listed below is c/o Genesis Microchip Inc., 2150 Gold Street, Alviso, California 95002.

Name	Number of Shares of Common Stock Issuable Pursuant to Options	Total Number of Shares of Common Stock Beneficially Owned	Percentage of Outstanding Common Stock
Mazama Capital Management, Inc.(1) One S.W. Columbia, Suite 1500 Portland, Oregon 97258	—	1,977,684	6.0%
Wellington Capital Management, LLP(2) 75 State Street Boston, Massachusetts 02109	—	1,639,920	5.0%
Eric Erdman	162,943	168,612	*
Raphael Mehrbians	31,354	31,354	*
Anders Frisk	158,805	161,386	*
Tzoyao Chan(3)	129,681	176,900	*
Mohammad Tafazzoli	74,459	74,459	*
Matthew Ready(4)	62,893	65,183	*
Tim Christoffersen	25,209	25,509	*
Jeffrey Diamond(5)	60,208	74,762	*
George A. Duguay	43,126	43,126	*
Robert H. Kidd	32,500	32,500	*
Alexander S. Lushtak	54,375	54,375	*
Chandrashekar M. Reddy	71,555	275,610	*
Directors and Executive Officers as a group (15 persons)(3)(4)(5)	1,017,994	1,294,362	4.0%

*	Less than one percent (1%)
(1)	Based on information contained in a Schedule 13G filed February 11, 2004.
(2)	Based on information contained in a Schedule 13G filed February 12, 2004.
(3)	Includes 27,730 shares directly owned and 19,489 shares owned by YTCC Foundation and T. Chan & W. Chen Charitable Remainder Unitrust, both trusts established for the benefit of Dr. Chan and his family.
(4)	Mr. Ready resigned effective April 5, 2004.
(5)	Includes 14,554 shares owned by Diamond Family Trust, a trust established for the benefit of Mr. Diamond and his family.

Equity Compensation Plan Information

The following table provides information as of March 31, 2004 about our common stock that may be issued upon the exercise of options, warrants and rights under our 1997 Employee Stock Purchase Plan described above as well as our eight stock option plans: the 1987 Stock Option Plan, the 1997 Employee Stock Option Plan, the 1997 Non-Employee Stock Option Plan, the 2000 Non-Statutory Stock Option Plan, the 2001 Non-Statutory Stock Option Plan, the 1997 Paradise Stock Option Plan, the Sage Stock Option Plan, and the 2003 Stock Option Plan.

The 1997 Paradise Stock Option Plan and the Sage Stock Option Plan, under which we do not grant any new options, were assumed upon our acquisitions of other companies. Our stockholders have not formally approved our 2000 Non-Statutory Stock Option Plan, although they approved an amendment to that plan at the September 14, 2000 annual meeting. Our stockholders have not approved our 2001 Non-Statutory Stock Option Plan or our 2003 Stock Plan. Our stockholders have approved all other plans.

Plan Name and Type	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by stockholders
1997 Employee Stock Purchase Plan*	N/A	N/A	268,099
1987 Stock Option Plan	1,047	$9.00	—
1997 Employee Stock Option Plan	3,445,723	13.93	62,761
1997 Non-Employee Stock Option Plan	236,563	17.13	70,675

Equity compensation plans not formally approved by stockholders
2000 Non-Statutory Stock Option Plan	2,021,939	13.81	16,393
2001 Non-Statutory Stock Option Plan	587,082	17.88	282
2003 Stock Plan	240,000	18.83	760,000

Equity compensation plans assumed on acquisitions
1997 Paradise Stock Option Plan	10,691	1.28	—
Sage Stock Option Plan	728,806	19.84	—
Total *	7,271,851	15.01	1,178,210

*	The number of securities to be issued upon exercise of outstanding rights under the 1997 Employee Stock Purchase Plan and the weighted average exercise price of those securities is not determinable. The 1997 Employee Stock Purchase Plan provides that shares of our common stock may be purchased at a per share price equal to 85% of the fair market value of the common stock on the beginning of the offering period or a purchase date applicable to such offering period, whichever is lower. The closing price per share of our common stock on the Nasdaq National Market on December 31, 2003 (the last trading day of the most recent offering period) was $18.05.

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

Certain United States Federal Income Tax Information

An optionee generally will not recognize any taxable income at the time he or she is granted a non-statutory stock option. However, upon its exercise, the optionee will recognize ordinary income generally measured as the excess of the then fair market value of the shares purchased over the purchase price. Any taxable income recognized in connection with an option exercise by one of our employees is subject to tax withholding by us. Upon resale of such shares by the optionee, any difference between the sales price and the optionee’s purchase price, to the extent not recognized as taxable income as described above, will be treated as long-term or short-term capital gain or loss, depending on the holding period.

Generally, we will be entitled to a tax deduction in the same amount as the ordinary income realized by the optionee with respect to shares acquired upon exercise of the non-statutory stock option.

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

Certain United States Federal Income Tax Information

An optionee generally will not recognize any taxable income at the time he or she is granted a non-statutory stock option. However, upon its exercise, the optionee will recognize ordinary income generally measured as the excess of the then fair market value of the shares purchased over the purchase price. Any taxable income recognized in connection with an option exercise by one of our employees is subject to tax withholding by us. Upon resale of such shares by the optionee, any difference between the sales price and the optionee’s purchase price, to the extent not recognized as taxable income as described above, will be treated as long-term or short-term capital gain or loss, depending on the holding period.

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

2003 Stock Plan

In October 2003, the Board approved the 2003 Stock Plan (the “Plan”). The Plan provides for the grant of non-statutory stock options, stock purchase rights, restricted stock, stock appreciation rights, performance shares, and performance units, to newly hired employees as a material inducement to their decision to enter into our employ. Awards under the Plan may not be granted to individuals who are former employees or directors of ours, except that a former employee who is returning to our employ following a bona-fide period of non-employment by us may receive awards under the Plan. Our Board or a committee appointed by the Board administers the Plan and controls its operation (the “Administrator”). However, all awards under the Plan must be approved by either a majority of our independent directors, or approved by a committee comprised of a majority of independent directors. The Administrator determines, on a grant-by-grant basis, the term of each option, when options granted under the Plan will vest and may be exercised, the exercise price of each option, and the method of payment of the option exercise price. After a participant’s termination of service with us, the vested portion of his or her option will generally remain exercisable for the period of time stated in the option agreement. If a specified period of time is not stated in the option agreement, the option will remain exercisable for three months following a termination for reasons other than death or disability, and for one year following a termination due to death or disability, in each case subject to the original term of the option. The Administrator also determines the terms and conditions of restricted stock awards (shares that vest in accordance with the terms and conditions established by the Administrator), stock purchase rights (rights to purchase shares of our common stock, and such shares are generally restricted stock), stock appreciation rights (the right to receive the appreciation in fair market value of our common stock between the exercise date and the date of grant), and performance shares and/or units (awards that will result in a payment to a participant only if the performance goals or other vesting criteria established by the Administrator are achieved or the awards otherwise vest). In the event we experience a change in control, each outstanding option, stock purchase right and stock appreciation right will be assumed or substituted for by the successor corporation (or a parent or subsidiary of such successor corporation). If such awards are not so assumed or substituted, the Administrator will notify participants that their options, stock purchase rights, and stock appreciation rights will be exercisable as to all of the shares subject to the award for a period of time determined by the Administrator in its sole discretion, and that the award will terminate upon the expiration of such period. In addition, in the event we experience any dividend or other distribution, recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase, or exchange of shares or other securities, or other change in our corporate structure affecting the shares occurs, the Administrator, in order to prevent diminution or enlargement of the benefits or potential benefits intended to be made available under the Plan may make appropriate adjustments to outstanding awards and to the shares available for issuance under the Plan. There are 1,000,000 shares of our common stock reserved under the Plan, and as of March 31, 2004, 760,000 shares remain for future issuance. By its terms, the Plan will automatically terminate in 2013, unless earlier terminated by the Board.

Item 13. Certain Relationships and Related Transactions:

See the disclosure under the caption entitled “Employment contracts, termination of employment and change-in-control arrangements” in Part II, Item 11 of this report.

PART III

Item 14. Principal Accountant Fees and Services:

The following tables set forth the approximate aggregate fees billed to Genesis during the fiscal years ended March 31, 2004 and 2003 by KPMG LLP:

2004 Fees:
Audit Fees	$316,248
Audit-Related Fees	180,101
Tax-Related Services	235,654

Total Fees	$732,003

2003 Fees:
Audit Fees	$284,200
Audit-Related Fees	204,700
Tax-Related Services	609,200

Total Fees	$1,098,100

The Audit Committee has the sole authority to approve all audit engagement fees and terms and all non-audit engagement fees as may be permissible. The Audit Committee approved all of the KPMG LLP fees, as set forth above, in the fiscal years ending in 2004 and 2003.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K:

(a) Documents filed with this report:

1. Consolidated Financial Statements.

The following consolidated financial statements and related auditors’ report are incorporated in Item 8 of this report:

•	Report of Independent Registered Public Accounting Firm.

•	Consolidated Balance Sheets at March 31, 2004 and 2003.

•	Consolidated Statements of Operations for the years ended March 31, 2004, March 31, 2003 and March 31, 2002.

•	Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2004, March 31, 2003 and March 31, 2002.

•	Consolidated Statements of Cash Flows for the years ended March 31, 2004, March 31, 2003 and March 31, 2002.

•	Notes to Consolidated Financial Statements

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

(b) Reports on Form 8-K:

During the three months ended March 31, 2004 we furnished the following current report on Form 8-K:

On January 22, 2004, we furnished a Report on Form 8-K related to the announcement of our financial results for our fiscal third quarter ended December 31, 2003.

SIGNATURES

The following authorized persons have signed this report on our behalf, as required by Section 13 or 15(d) of the Securities Exchange Act of 1934.

GENESIS MICROCHIP INC.

By:	/s/ ERIC ERDMAN
Eric Erdman Interim Chief Executive Officer

By:	/s/ MICHAEL HEALY
Michael Healy Chief Financial Officer (and Principal Accounting Officer)

Date: June 10, 2004

This report has been signed by the following persons in the capacities and on the dates indicated as required by the Securities Exchange Act of 1934.

Name	Title	Date

/s/ ERIC ERDMAN Eric Erdman	Interim Chief Executive Officer and Director	June 10, 2004

/s/ TIM CHRISTOFFERSEN Tim Christoffersen	Director	June 10, 2004

/s/ JEFFREY DIAMOND Jeffrey Diamond	Chairman of the Board	June 10, 2004

/s/ GEORGE A. DUGUAY George A. Duguay	Director	June 10, 2004

/s/ ROBERT H. KIDD Robert H. Kidd	Director	June 10, 2004

/s/ ALEXANDER S. LUSHTAK Alexander S. Lushtak	Director	June 10, 2004

/s/ CHANDRASHEKAR M. REDDY Chandrashekar M. Reddy	Director	June 10, 2004

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1(1)	Agreement and Plan of Merger and Reorganization, dated as of September 27, 2001, by and between Genesis Microchip Incorporated and Sage, Inc.

2.2(1)	Share Exchange and Arrangement Agreement and Plan of Arrangement by and among the Registrant, Genesis Microchip Nova Scotia Corp., and Genesis Microchip Incorporated.

2.3(2)	Agreement and Plan of Merger, dated as of March 17, 2003, among Genesis Microchip Inc., Display Acquisition Corporation and Pixelworks, Inc. (with Forms of Voting Agreements).

3.1(1)	Certificate of Incorporation of the Registrant.

3.2(3)	Amended and Restated Bylaws of the Registrant.

3.3(4)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.

4.1(1)	Form of Common Stock Certificate of the Registrant.

4.2(4)	Preferred Stock Rights Agreement, dated as of June 27, 2002, between the Registrant and Mellon Investor Services, L.L.C., as amended on March 16, 2003.

10.1(5)	Agreement, dated January 20, 1997, between Yves Faroudja and Faroudja Laboratories, Inc.

10.2	[Intentionally omitted]

10.3(6)*	Offer of employment to James E. Donegan dated June 25, 2002.

10.4(6)*	Settlement Agreement and Release with Amnon Fisher.

10.5(9)*	Offer Letter of Employment with Anders Frisk, dated February 15, 2000.

10.6(9)*	Offer Letter of Employment with Matthew Ready, dated April 12, 2000.

10.7(9)*	Offer Letter of Employment from Paradise Electronics, Inc. to Mohammad Tafazzoli, dated February 17, 1998.

10.8(7)*	Form of Change of Control Severance Agreement (as entered into between Genesis and, among others, each of Anders Frisk, Raphael Mehrbians, Tzayao Chan, and Mohammad Tafazzoli).

10.9(9)*	Separation Agreement and Release with Chandrashekar Reddy.

10.10(9)*	Consulting Agreement with Chandrashekar Reddy.

10.11(8)*	1987 Stock Option Plan.

10.12(8)*	1997 Employee Stock Option Plan.

10.13(9)*	1997 Employee Stock Purchase Plan, as last amended on September 17, 2002.

10.14(8)*	1997 Non-Employee Stock Option Plan.

10.15(8)*	2000 Nonstatutory Stock Option Plan.

10.16(8)*	2001 Nonstatutory Stock Option Plan.

10.17(8)*	Paradise Electronics, Inc. 1997 Employee Stock Option Plan.

10.18(8)*	Sage, Inc. Second Amended and Restated 1997 Stock Plan.

10.19(9)*	2001 Employee Stock Purchase Loan Plan (for non-officers).

10.20(9)	Lease Termination Agreement with 1601 McCarthy Boulevard, L.L.C. regarding premises located in Milpitas, California.

10.21(12)	Settlement Agreement and Release with James E. Donegan.

Exhibit Number	Exhibit Description

10.22(10)	Termination and Release Agreement, dated as of August 5, 2003, among Genesis Microchip Inc., Display Acquisition Corporation and Pixelworks, Inc.

10.23(11)	Offer Letter with Michael Healy.

10.24(11)	Change of Control Severance Agreement with Michael Healy.

10.25(11)	Option Exchange Agreement with Raphael Mehrbians.

10.26	Interim CEO Employment Agreement with Eric Erdman.

10.27	Form of director and officer indemnification agreement.

10.28(13)	2003 Stock Plan.

21(9)	Subsidiaries.

23.1	Consent of KPMG LLP.

31.1	Certification of Interim Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Interim Chief Executive Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2	Certification of Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-72202) filed with the Securities and Exchange Commission on October 25, 2001, as amended.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2003.
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 1, 2002, as amended.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A12G filed with the Securities and Exchange Commission on August 5, 2002, as amended by the Registrant’s Statement on Form 8-12G/A filed with the Securities and Exchange Commission on March 31, 2003.
(5)	Incorporated by reference to Faroudja Laboratories, Inc.’s Form S-1 (File No. 333-32375) filed with the Securities and Exchange Commission on July 30, 1997, as amended.
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002.
(7)	Incorporated by reference to Registration Statement on Form S-4 filed by Pixelworks, Inc. with the Securities and Exchange Commission on April 18, 2003, as amended.
(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 21, 2002.
(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 20, 2003.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2003.
(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 13, 2004.
(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on July 29, 2003.
(13)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 15, 2003.
*	Identifies a management contract or compensatory plan of arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of this report.