Form 10-Q
period 2004-06-30
GENESIS MICROCHIP INC /DE
filed 2004-08-09
CIK 1161396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

There were 33,027,104 shares of the registrant’s common shares issued and outstanding as of July 30, 2004.

GENESIS MICROCHIP INC.

FORM 10-Q

THREE MONTHS ENDED JUNE 30, 2004

*	No information has been provided because this item is not applicable.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

GENESIS MICROCHIP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share amounts)

	June 30, 2004 (unaudited)	March 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$53,318	$19,241
Short-term investments	67,726	98,981
Accounts receivable trade, net of allowance for doubtful accounts of $437 at June 30 and $422 at March 31	34,161	28,325
Inventories	16,779	18,503
Other	7,330	6,472

Total current assets	179,314	171,522
Property and equipment	17,526	17,257
Acquired intangibles	24,428	26,731
Goodwill	189,152	189,152
Deferred income taxes	4,579	3,402
Other	2,638	2,662

Total assets	$417,637	$410,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,266	$9,848
Accrued liabilities	13,181	11,503
Income taxes payable	3,379	2,520

Total current liabilities	29,826	23,871
Stockholders’ equity:
Capital stock:
Preferred stock:
Authorized - 5,000 preferred shares, $0.001 par value Issued and outstanding - none at June 30 or March 31
Common stock:
Authorized - 100,000 common shares, $0.001 par value Issued and outstanding - 32,787 shares at June 30 and 32,653 shares at March 31	33	32
Additional paid-in capital	397,085	395,837
Cumulative other comprehensive loss	(94)	(94)
Deferred stock-based compensation	(1,837)	(2,833)
Deficit	(7,376)	(6,087)

Total stockholders’ equity	387,811	386,855

Total liabilities and stockholders’ equity	$417,637	$410,726

See accompanying notes to condensed consolidated financial statements.

GENESIS MICROCHIP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	June 30, 2004	June 30, 2003
Revenues	$52,846	$53,887
Cost of revenues (1)	31,689	30,759

Gross profit	21,157	23,128

Operating expenses:
Research and development (2)	8,361	7,076
Selling, general and administrative (3)	11,271	9,316
Provision for costs associated with patent litigation	757	2,600
Amortization of acquired intangibles	2,654	2,654

Total operating expenses	23,043	21,646

Income (loss) from operations	(1,886)	1,482

Interest income	312	171

Income (loss) before income taxes	(1,574)	1,653
Provision for (recovery of) income taxes	(285)	260

Net income (loss)	$(1,289)	$1,393

Earnings (loss) per share:
Basic	$(0.04)	$0.04
Diluted	$(0.04)	$0.04

Weighted average number of common shares outstanding:
Basic	32,723	31,289
Diluted	32,723	32,800

(1) Amount excludes amortization of acquired developed technology included in amortization of acquired intangibles	$1,925	$1,925
(2) Amount includes amortization of deferred stock-based compensation	$759	$656
(3) Amount includes amortization of deferred stock-based compensation	$261	$180

See accompanying notes to condensed consolidated financial statements.

GENESIS MICROCHIP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended
	June 30, 2004	June 30, 2003
Cash flows from operating activities:
Net income (loss)	$(1,289)	$1,393
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	1,709	1,439
Amortization of acquired intangibles	2,654	2,654
Non-cash stock-based compensation	1,020	836
Deferred income taxes	(1,177)	(438)
Loss on disposal of fixed assets	79	—
Change in operating assets and liabilities:
Accounts receivable trade	(5,836)	(3,870)
Inventory	1,724	(5,743)
Other current assets	(858)	(452)
Accounts payable	3,418	(4,940)
Accrued liabilities	1,678	831
Income taxes payable	859	522

Net cash provided by (used in) operating activities	3,981	(7,768)
Cash flows from investing activities:
Purchase of short-term investments	(82,726)	—
Proceeds on sales and maturities of short-term investments	113,981	—
Additions to property and equipment	(1,896)	(399)
Other	(488)	(2,868)

Net cash provided by (used in) investing activities	28,871	(3,267)
Cash flows from financing activities:
Proceeds from issue of common stock	1,225	5,099

Net cash provided by financing activities	1,225	5,099

Increase (decrease) in cash and cash equivalents	34,077	(5,936)
Cash and cash equivalents, beginning of period	19,241	113,138

Cash and cash equivalents, end of period	$53,318	$107,202

See accompanying notes to condensed consolidated financial statements.

GENESIS MICROCHIP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) and according to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Consequently, they do not include all of the information and footnotes required by United States generally accepted accounting principles for a complete set of annual financial statements. These condensed financial statements should be read in conjunction with our financial statements and notes thereto for the year ended March 31, 2004 that are included in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. We believe that the accompanying financial statements reflect all adjustments, consisting solely of normal, recurring adjustments, that are necessary for fair presentation of the results for the interim periods presented. The results of operations for the period ended June 30, 2004 are not necessarily indicative of the results to be expected for the full fiscal year or for any other period.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure,” an amendment of SFAS 123. This Statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements.

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

Stock Option Plans:

	Three Months Ended
	June 30, 2004	June 30, 2003
Risk-free interest rates	3.4%	2.5%
Volatility	104%	108%
Expected life of option in years	5	5

Employee Stock Purchase Plan:

	Three Months Ended
	June 30, 2004	June 30, 2003
Risk-free interest rates	1.1%	2.7%
Expected life – years	0.5	0.5
Volatility	108%	111%

The weighted average fair values of options granted during the three months ended June 30, 2004 and June 30, 2003 were $11.31 and $12.13, respectively.

Had compensation expense been determined based on the fair value of awards at the grant dates in accordance with the methodology prescribed in SFAS 123, Genesis’s net income and earnings per share for the three months ended June 30, 2004 and June 30, 2003 would approximate the pro forma disclosure as follows:

	Three Months Ended
	June 30, 2004	June 30, 2003
Net income (loss) attributable to common stockholders:
As reported	$(1,289)	$1,393
Stock compensation, as reported	1,020	702
Stock compensation, under SFAS 123	(5,334)	(3,620)

Pro forma	$(5,603)	$(1,525)

Basic earnings (loss) per share:
As reported	$(0.04)	$0.04
Pro forma	$(0.17)	$(0.05)

Diluted earnings (loss) per share:
As reported	$(0.04)	$0.04
Pro forma	$(0.17)	$(0.05)

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

Per share information calculated on this basis is as follows (in thousands, except per share amounts):

	Three Months Ended
	June 30, 2004	June 30, 2003
Numerator:
Net income (loss)	$(1,289)	$1,393

Denominator for basic earnings (loss) per share:
Weighted average common shares outstanding	32,723	31,289

Basic earnings (loss) per share	$(0.04)	$0.04

Denominator for diluted earnings (loss) per share:
Weighted average common shares outstanding	32,723	31,289
Stock options and warrants	—	1,511

Shares used in computing diluted earnings (loss) per share	32,723	32,800

Diluted earnings (loss) per share	$(0.04)	$0.04

Anti-dilutive potential common shares excluded from above calculation	7,415	5,465

Had we been profitable during the three months ended June 30, 2004, the number of weighted average shares outstanding for purposes of calculating diluted earnings per share would have increased by 1,053,000.

4. Segmented Information

Market Information

Genesis operates and tracks its results in one operating segment. Genesis designs, develops and markets integrated circuits that process digital video and graphics images.

Geographic Information

Geographic revenue information is based on product shipment destination. Long-lived assets include property and equipment, as well as intangible assets. Property and equipment information is based on the physical location of the asset while the intangible assets are based on the location of the owning entity.

Genesis invoices its customers in U.S. dollars. Revenues from unaffiliated customers by geographic region were as follows (in thousands):

	Three Months Ended
	June 30, 2004	June 30, 2003
United States	$1,876	$3,572
China	20,964	16,913
Japan	3,585	4,194
South Korea	11,481	13,479
Taiwan	6,751	8,869
Rest of world	8,189	6,860

	$52,846	$53,887

Net long-lived assets by country of location were as follows (in thousands):

	June 30, 2004	March 31, 2004
United States	$224,132	$226,849
Rest of world	6,974	6,291

	$231,106	$233,140

Long-lived assets include patents, property and equipment, acquired intangible assets and goodwill.

Customer Concentration Information

The following table shows the percentage of our revenues in each period that was derived from customers who individually accounted for more than 10% of revenues in that period:

	Three Months Ended
	June 30, 2004	June 30, 2003
Customer A	13%	—
Customer B	11%	14%
Customer C	—	12%

The following table shows customers accounting for more than 10% of accounts receivable trade at June 30, 2004 and March 31, 2004:

	June 30, 2004	March 31, 2004
Customer A	12%	—
Customer B	11%	14%
Customer C	11%	13%
Customer D	—	17%
Customer E	—	11%

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

5. Inventories

Inventories consist of the following (in thousands):

	June 30, 2004	March 31, 2004
Finished goods	$10,727	$13,438
Work-in-process	8,931	8,308

	19,658	21,746
Less: Inventory reserve	(2,879)	(3,243)

	$16,779	$18,503

The following table presents a roll forward for the inventory obsolescence reserve for the indicated periods:

	Three Months Ended
	June 30, 2004	June 30, 2003
Balance at beginning of period	$3,243	$3,630
Charge (recovery) to cost of revenues	(42)	201
Charge offs	(322)	—

Balance at end of period	$2,879	$3,831

6. Product Warranty

The Company’s product warranty accrual is included in accrued liabilities and reflects management’s best estimate of probable liability under its product warranties. Management estimates the accrual based on known product failures (if any), historical experience, and other currently available evidence.

The following table presents a roll forward of the product warranty accrual for the indicated periods:

	Three Months Ended
	June 30, 2004	June 30, 2003
Balance at beginning of period	$200	$500
Provision	57	215
Charge offs	(21)	(215)

Balance at end of period	$236	500

7. Contingent Liabilities

Silicon Image Litigation

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

International Trade Commission and Related Litigation

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

On May 21, 2004 the ITC combined the two patent infringement cases into one case. On or about June 14, 2004, Mstar filed a petition for preliminary injunction against a Genesis supplier in Taiwan district court, alleging that a certain Genesis product infringes Mstar’s Taiwanese patent. Mstar subsequently withdrew this petition on July 16, 2004.

On July 6, 2004, the ITC issued a notice that it would review portions of the ALJ’s initial determinations. The future financial impact of these claims is not yet determinable and no provision has been made in our consolidated financial statements for any future costs or settlements associated with these claims.

Securities Class Action Litigation

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

9. Recent Accounting Pronouncement

In November 2003, the EITF reached a consensus on Issue 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. EITF 03-01 established additional disclosure requirements for each category of SAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”), investments in a loss position. Effective for years after December 15, 2003, the adoption of this EITF requires the Company to include certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS 115 that are impaired at the balance sheet date for which an other-than-temporary impairment has not been recognized. Additionally, certain qualitative disclosures should be made to clarify a circumstance whereby an investment’s fair value that is below cost is not considered other-than-temporary. The provisions of this consensus do not have a material impact on our consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a general discussion of our target markets, the nature of our products, and some of the business issues we are facing as a company. This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. In the next section, we discuss our Results of Operations for the three months ended June 30, 2004 compared to the three months ended June 30, 2003 as viewed through the eyes of Management. We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the section entitled Liquidity and Capital Resources.

This MD&A should be read in conjunction with the other sections of this Quarterly report on Form 10-Q. The various sections of this MD&A contain a number of statements of a forward-looking nature relating to potential future events or to our future financial performance. The forward-looking statements are our targets based on current information and the industry’s expectation of future market conditions. They are not predictions of actual performance. You should consider the various factors identified under the caption “Risk Factors” in evaluating those statements.

OVERVIEW

Our Markets

We are focused on developing and marketing image-processing solutions. We design, develop and market integrated circuits that receive and process digital video and graphic images. We also supply reference boards and designs that incorporate our software and proprietary integrated circuits, or chips. Our products are primarily used in displays which contain a large liquid crystal display (“LCD”). These displays may be used in desktop monitor applications or LCD televisions.

We generate the majority of our revenue by selling our image-processing solutions to the manufacturers of LCD monitors and television sets. We outsource the manufacturing of our products to large semiconductor manufacturers, thereby eliminating the need for capital intensive plant and equipment. Our targeted long-term gross profit percentage is approximately 40%. Our most significant cash operating expense is labor, with our workforce employed in research and development of new products and technologies and in marketing, sales, customer support, and distribution of our products.

While we continue to service the increasing demand for flat panel computer monitors, we have sharpened our focus on the rapidly growing demand for flat panel televisions. We also design products that serve both applications, or the so-called multimedia display applications, and it is difficult to distinguish between a monitor with television capability and a television with a PC input. Both of these display devices could use the same Genesis chip. Similarly, we supply certain customers with chips originally designed for a computer monitor that the customer may use as entry-level flat panel television controllers. We assist customers in developing their designs. Typically, a TV design will take more time and support than a monitor design from our field application engineers, increasing our costs during a customer’s pre-production period.

The growth in our target markets is limited by the industry’s capacity to supply LCD panels or other digital displays. Furthermore, the availability of LCD panels from time to time has been constrained, causing unexpected increases in the cost of LCD panels to our customers, thus resulting in our customers rapidly changing their demand expectations for our products. Our products usually represent less than two percent of the average retail cost of a standard 17” LCD TV today, while the cost of the LCD panel within a flat panel computer monitor or LCD TV represents the majority of the cost of the finished product. Consequently, constraints on availability of LCD panels or increases in panel costs can result in reduced demand for our products, and it is very difficult to accurately predict the availability or cost of LCD panels and well beyond our means to control. Conversely, it is the increase in production volumes of larger size LCD panels in new fabrication facilities that is expected to result in lower cost panels and hence lower average selling prices of the end product. We expect this to lead to a significant increase in demand for display controllers.

Our industry is very competitive and growth industries attract new entrants. The flat panel computer monitor industry is highly competitive. Our average selling prices of monitor display controllers, in spite of increased functionality, have declined by approximately 50% over the past two years. We expect the flat panel television industry will be as competitive over time. Our strategy is to maintain market leadership through integration of new features and functions and by providing the highest image quality at a cost-effective price. We believe we are able to deliver the desired feature-rich image quality through relationships with customers, patented technologies, effective chip design and customer support. While maintaining our leadership in image quality and product feature sets, we strive to maximize profitability by reducing product cost through efficient chip design and driving costs down throughout our supply chain.

While we primarily market and sell our integrated circuits directly to manufacturers, we also sell finished systems, primarily to the high-end home theatre market, under the Faroudja brand. These products are generally sold through specialty retail channels and represent a very small portion of our overall revenue.

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

Manufacturing and Supply

We generally need to place purchase orders for the manufacture of our products before we receive purchase orders from our customers. This is because production lead times for silicon wafers, from which our products are manufactured, can be as long as two months, while many of our customers place orders only one month in advance of their requested delivery date. We have agreements with suppliers such that we are dependent on the suppliers’ manufacturing yields. We continue to look at alternative sources of supply to reduce our reliance on key suppliers and reduce lead times, though dual sourcing for specific products is more costly in terms of set-up, and yields are typically lower as each manufacturing supplier ramps up production. While we have frequent communication with significant customers to review their requirements, we are restricted in our ability to react to fluctuations in demand for our products and this exposes us to the risk of having either too much or not enough of a particular product. We regularly evaluate the carrying value of our inventory. For the three months ended June 30, 2004, we recorded net recoveries totaling $42,000, where sales of previously reserved inventory more than offset new reserves against inventory for which we do not foresee sufficient demand to support its carrying value.

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

Mergers and Acquisitions

Technology companies often use mergers or acquisitions to accelerate development of products, to realize potential synergies or to enter new markets. We have made acquisitions in the past, for example Sage Inc. in February 2002, resulting in the recording of significant intangible assets on our balance sheet. We have not made any other acquisitions during the last two years. However, in March 2003, we entered into an Agreement and Plan of Merger with Pixelworks, Inc. In August 2003, Genesis and Pixelworks terminated the proposed merger. Under the termination agreement, each of the parties agreed to a mutual release of claims and Pixelworks paid Genesis $5.5 million as a reimbursement for our expenses.

For further details on earlier acquisitions, please refer to previously filed Annual and Quarterly Reports and registration statements.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

•	We record estimated reductions to revenue for customer returns based on historical experience. A customer has a right to return products only if the product is faulty, although in certain circumstances we agree to accept returns if replacement orders are placed for other products or to maintain our business relationship. If actual customer returns increase, we may be required to recognize additional reductions to revenue.

•	We record the estimated future cost of replacing faulty product as an increase to cost of sales. To date we have not experienced significant returns related to quality. If returns increase as a result of changes in product quality, we may be required to recognize additional warranty expense.

•	We maintain allowances for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We have not suffered any significant loss in this area.

•	We provide for valuation reserves against our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those we project, additional inventory valuation reserves may be required.

•	We provide for costs associated with settling litigation when we believe that we have a reasonable basis for estimating those costs. If actual costs associated with settling litigation differ from our estimates, we may be required to recognize additional costs.

•	Goodwill, which represents the excess of cost over the fair value of net assets acquired in business combinations, is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the goodwill might be impaired. The impairment tests are performed in accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets. Accordingly, an impairment loss may be recognized to the extent that the carrying amount of goodwill exceeds its implied fair value. This determination is made at the reporting unit level. We have assigned all goodwill to a single, enterprise-level reporting unit. The impairment test consists of two steps. First, we determine the fair value of the reporting unit. The fair value is then compared to its carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation in accordance with FASB Statement No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. We perform our annual impairment test on January 1st of each year. We did not record any goodwill impairment charges in the three months ended June 30, 2004 nor in the three months ended June 30, 2003. Goodwill balances may also be affected by changes in other estimates made at the time of acquisitions.

•	We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In making this determination we project taxable income by jurisdiction for the next five years based on market assumptions and company plans, and other jurisdictional history. Should we determine that we will not be able to realize all or part of our net deferred tax asset, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

•	From time to time, we incur costs related to potential merger activities. When we assess that we will be the acquirer for accounting purposes in such transactions and we expect to complete the transaction, direct costs associated with the acquisition are deferred and form part of the final purchase price. In the event these assessments change, any such deferred costs would be expensed. Costs associated with other merger activities are expensed as incurred.

RESULTS OF OPERATIONS

REVENUE AND GROSS PROFIT

The following table shows unaudited statement of operations data for the three-month periods ended June 30, 2004 and June 30, 2003:

	Three months ended
	June 30, 2004	June 30, 2003
Total revenue	$52,846	$53,887
Gross profit	21,157	23,128
Gross profit percentage	40.0%	42.9%

Revenue by geography:
United States	$1,876	$3,572
China	20,964	16,913
Japan	3,585	4,194
South Korea	11,481	13,479
Taiwan	6,751	8,869
Rest of world	8,189	6,860

Total revenue	$52,846	$53,887

Total Revenues

Revenues for the three months ended June 30, 2004 decreased by 1.9% to $52.8 million from $53.9 million for the three months ended June 30, 2003. Unit shipments grew significantly, increasing by 35% from the previous year. However, the revenue impact from these unit volumes was more than offset by declining average selling prices (“ASP”) of 27% during the same period. We expect ASP declines to slow down over the next several quarters as demand for flat panel televisions begins to increase and becomes a greater proportion of overall shipments, because average selling prices for advanced TV controllers are higher than those for flat panel monitors.

The majority of our shipments continue to be to customers located in Asia. Within this region, many of our Taiwan customers have set up production facilities in China, and as a result our shipments to China continue to increase. The decline in revenue in South Korea reflects lower shipments to a few customers that were caused by a slow down in volume from older LCD monitor and LCD TV designs.

We continue to maintain considerable market share in the advanced display market and expect to benefit from its continued growth. While revenue continues to be larger for shipments into flat panel monitor applications, we estimate that revenues from shipments into displays with video capability, such as LCD television, will continue to increase and become a larger proportion of total revenue to over 50% of the total as of the end of the current fiscal year. For the three months ended June 30, 2004 such revenue was 43% of our total revenue. We expect strong competition in all sectors of the market, but declines in average selling prices due to price competition at the low-end of the display controller market are expected to slow down as prices approach cost for many manufacturers and we have less new entrants into the marketplace. As for higher-end display controllers with video capability, there remains considerable opportunity to improve quality and add features at reduced cost through further integration.

In addition to revenue from shipments of display controllers, we expect to begin to generate revenues from licensing our patented technology to third parties. By licensing to either our competitors or our customers, we expect to provide our customers with the flexibility to maintain dual sources for supply, while ensuring that we are compensated for the rights to use our intellectual property.

We currently anticipate that revenues in the quarter ended September 30, 2004 will be between $52 and $56 million. While continued revenue growth is one of our key goals, it is important to note that revenue is highly dependent on a number of factors, including, but not limited to, availability and pricing of LCD panels and other components for LCD monitors and flat panel TVs, customer inventory levels and manufacturing schedules, supply of products from company’s third party suppliers, outcome of the company’s patent litigation, the growth rate of the LCD monitor, flat panel TV and the company’s other markets, the degree of acceptance of the company’s products in those markets, changes in product pricing, actions of competitors, the company’s ability to maintain design wins with customers and make timely new product introductions, changes in product cost by our third party manufacturers, changes in manufacturing yields, changes in product mix, and general economic conditions, and political conditions.

Gross Profit

Gross profit for the three months ended June 30, 2004 decreased to $21.2 million from $23.1 million for the three months ended June 30, 2003. As a percentage of revenues, gross profit represented 40.0% of revenues for the three months ended June 30, 2004, compared with 42.9% for the three months ended June 30, 2003. In previous quarters, gross profit represented 39.8% of revenues for the three months ended March 31, 2004, compared with 39.6% for the three months ended December 31, 2003 and 39.6% for the three months ended September 30, 2003. Maintaining gross margins of approximately 40% is a measure of our ability to continually reduce manufacturing cost in a market where average selling prices of our LCD monitor products have declined significantly. Over the last twelve months, we have improved our product design and successfully negotiated lower materials and processing cost from some of our key suppliers. Gross margins were also helped by a stronger mix of Flat Panel TV products which have higher gross margins. Going forward, we expect our mix of products to lead to gross margin percentage at similar levels, as shipments into higher margin television applications may continue to grow at a faster rate than the lower-end monitor applications.

We expect gross profit margins in the second quarter of fiscal 2005 to be in the range of 39 to 42 percent for the company as a whole. While we are targeting longer term gross profit margins of approximately 40%, gross profit margins may be higher or lower than expected due to many factors including, but not limited to, competitive pricing actions, changes in estimated product costs or manufacturing yields, price changes from suppliers, revenue levels, and changes in product mix, many of which are outside of our control.

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

	Three months ended
	June 30, 2004		June 30, 2003
	$000	% of Revenue	$000	% of Revenue
Research and development	$7,602	14.4%	$6,420	11.9%
Selling, general and administrative	11,010	20.9	9,136	17.0
Provision for costs associated with patent litigation	757	1.4	2,600	4.8
Amortization of acquired intangibles	2,654	5.0	2,654	4.9
Amortization of stock-based compensation	1,020	1.9	836	1.6

Total operating expenses	$23,043	43.6	$21,646	40.2

Research and Development

Research and development expenses include costs associated with research and development personnel, development tools, licensing costs, and prototyping. Research and development expenses are dependent on the number of personnel in research and development and therefore are relatively fixed in nature. Research and development expenses for the three months ended June 30, 2004 were $7.6 million, compared with $6.4 million in the three months ended June 30, 2003. This 18% increase was due to higher labor related costs and software expense as we continued to invest more heavily in the research and development of technologies addressing the advanced television and video markets. In addition, the mix of spending changed, with less effort directed at lower-end monitor applications, and more focus on multimedia and video applications. Going forward, while we continue to add resources performing research and development, most of these additions are in lower cost geographic locations such as Bangalore and Toronto and thus we are able to increase resources and productivity at lower incremental cost. We expect this trend to continue throughout fiscal 2005.

These expenses represented 14.4% of revenues in the three months ended June 30, 2004, and 11.9% in the three months ended June 30, 2003.

Selling, General and Administrative

Selling, general and administrative expenses consist of personnel and related overhead costs for selling, including field application engineers, marketing communications, product marketing, customer support, finance, human resources, legal and general management functions and of commissions paid to regional sales representatives. Selling, general and administrative expenses for the three months ended June 30, 2004 were $11.0 million, compared with $9.1 million in the three months ended June 30, 2003. Much of the increase reflects the investment in building both the brand value of our products and the infrastructure, including increased headcount, to support the expected growth in the advanced display market.

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

These expenses represented 20.9% of revenues in the three months ended June 30, 2004 and 17.0% in the three months ended June 30, 2003.

Amortization of Acquired Intangibles and In-Process Research and Development

Amortization of acquired intangible assets was $2.7 million for the three months ended June 30, 2004 and 2003. We anticipate the amortization of existing acquired intangibles to remain constant at $2.7 million for the quarter ended September 30, 2004.

Amortization of Deferred Stock-Based Compensation

As part of the accounting for the acquisition of Sage in February 2002, the intrinsic value of unvested options issued in exchange for previously issued Sage options, totaling approximately $18.4 million, is being amortized to expense over the remaining term of the options, categorized in the statement of operations in accordance with the nature of the service provided by the related employees. In assessing operating performance, management excludes these expenses from other research and development and selling, general and administrative costs. We expect the quarterly amortization of deferred stock-based compensation to decline over the remainder of fiscal 2005, and be fully amortized by the end of fiscal 2006.

Costs Associated with Patent Litigation

We have incurred significant costs associated with patent litigation over the past two fiscal years. During the three months ended June 30, 2004, we incurred legal costs of $0.8 million associated with ongoing patent litigation. In the three months ended June 30, 2003, we recognized total costs of $2.6 million, the majority of which was in connection with certain patent litigation brought by us against several competitors we believe infringe on a number of our patents. More details of the various litigation matters are described in Part II: Other Information, Item 1. Legal Proceedings.

Total Operating Expenses

Total operating expenses for the three months ended June 30, 2004 were $23.0 million, representing an increase of $1.4 million from $21.6 million in the three months ended June 30, 2003, for the reasons described above. We expect total combined operating expenses of approximately $22 million to $24 million in the second quarter of fiscal 2005, including approximately $3.3 million of non-cash charges for the amortization of deferred stock-based compensation and acquired intangibles.

NON OPERATING INCOME AND EXPENSES

Provision for Income Taxes

We recorded an income tax benefit of $0.3 million for the three months ended June 30, 2004 compared to an expense of $0.3 million for the three months ended June 30, 2003. Our accounting effective tax rate differs from the expected statutory rates due to several permanent differences including, but not limited to, federal and state research and experimental development tax credits, stock-based compensation expense, foreign exchange fluctuations and differences in tax rates in foreign jurisdictions. The net tax benefit of these items is partially offset by changes in the valuation allowance against net operating loss carryforwards in the United States. Therefore, the effective tax rate for accounting purposes is, and will continue to be, directly impacted by the mix of earnings between the United States and foreign jurisdictions. A valuation allowance is recorded when it is more likely than not that some portion of the deferred tax assets will not be realized.

LIQUIDITY AND CAPITAL RESOURCES

Since inception we have satisfied our liquidity needs primarily through cash generated from operations and sales through equity securities, including by way of a public offering, and through our stock option and employee stock purchase plans. We believe that our existing cash balances together with any cash generated from our operations will be sufficient to meet our capital and operating requirements for the foreseeable future.

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

	June 30, 2004	March 31, 2004
Cash, cash equivalents and short-term investments	$121,044	$118,222
Working capital	$149,488	$147,651
Current ratio	6.01	7.19
Receivables days outstanding	58	46
Inventory days	48	53

We believe that our financial condition remains strong. At June 30, 2004, cash, cash equivalents and short-term investments totaled $121.0 million, increasing from $118.2 million at March 31, 2004. Our current ratio decreased to 6.01 at June 30, 2004 from 7.19 at March 31, 2004. Prior to changes in working capital balances, we generated $3.0 million of cash provided by operations during the three months ended June 30, 2004, compared with $5.9 million for the three months ended June 30, 2003. We have no debt and we expect to continue to generate cash from operations during fiscal 2005. After changes in working capital balances, net cash provided by operating activities was $4.0 million for the three months ended June 30, 2004 compared with cash used in operating activities of $7.8 million for the three months ended June 30, 2003.

Working capital uses of cash related primarily to an increase in accounts receivable, while sources of cash related to a decrease in inventory and increases in accounts payable and accrued liabilities. Accounts receivable increased by $5.8 million from March 31, 2004 to June 30, 2004. The days sales outstanding also increased from 46 days at March 31, 2004 to 58 days at June 30, 2004. This increase is attributable to the timing of shipments to our customers during the period. For the three months ended June 30, 2004, our three largest customers accounted for 33% of revenue, compared with 36% for the three months ended June 30, 2003. Additionally, the top three customers accounted for 33% of accounts receivable at June 30, 2004 and 44% at March 31, 2004. Inventory levels decreased by almost 10% from March 31, 2004 to $ 16.8 million. This decrease reflects a reduced supply of finished goods and lower weighted average product cost. As a result, average days of inventory on hand at June 30, 2004 decreased to 48 days, down from 53 days at March 31, 2004. The average inventory levels and the impact on inventory turns is the result of a number of dynamic activities including the accuracy of customer’s forecasts, expected panel supplies, and pricing considerations and is not necessarily an indication of what inventory turns might be in the future. Accounts payable and accrued liabilities increased by $5.1 million during the three months ended June 30, 2004, reflecting the increase in inventory receipts to meet shipments during the second half of the quarter.

Net cash provided by investing activities was $28.9 million during the three months ended June 30, 2004, primarily due to the net sale of short-term investments of $31.3 million and capital expenditures of $1.9 million. This compared to $3.3 million used in investing activities during the three months ended June 30, 2003, which included $2.9 million of deferred costs associated with the Pixelworks merger, which were subsequently reimbursed by Pixelworks.

Net cash provided by financing activities was $1.2 million for the three months ended June 30, 2004, and $5.1 million for the three months ended June 30, 2003. This represented funds received for the purchase of shares under the terms of our stock option plans and employee stock purchase plan.

Contractual Obligations

As of June 30, 2004, our principal commitments consisted of obligations outstanding under operating leases. These commitments include leases for two premises in the United States, located in San Jose and Alviso, California, two in China and one location in each of Canada, India, Japan, South Korea and Taiwan. In addition, we have obligations under operating leases for equipment. The aggregate minimum annual payments required under our lease obligations, excluding expected sub-lease income, by fiscal year are as follows, in thousands of dollars:

2005	$3,385
2006	3,195
2007	3,195
2008	1,219
2009	1,219
2010	21

Total	$12,234

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

Our success will depend on the growth of the market for flat panel televisions and LCD monitors.

Our ability to generate revenues will depend on the growth of the market for LCD televisions, LCD computer monitors, and digital televisions. Our continued growth will also depend upon emerging markets for consumer electronics markets such as HDTV and home theater. The potential size of these markets and the timing of their development are uncertain and will depend in particular upon:

•	A significant reduction in the costs of products in the respective markets,

•	The availability, at a reasonable price, of components required by such products (such as LCD panels), and

•	The emergence of competing technologies and standards.

These and other potential markets may not develop as expected, which would harm our business.

We have had significant management turnover, and may not be able to retain or attract the key personnel we need to succeed.

We have had significant turnover in our management team, including the position of Chief Executive Officer. Our current chief executive is an Interim Chief Executive Officer and we are in the process of conducting an executive search for this position.

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

A large percentage of our revenues come from sales to a small number of customers.

The markets for our products are highly concentrated. Our sales are derived from a limited number of customers. Sales to our largest five customers accounted for 52% of our revenues, and for our largest customer 13%, for the three months ended June 30, 2004. We expect that a small number of customers will continue to account for a large amount of our revenues. All of our sales are made on the basis of purchase orders rather than long-term agreements so that any customer could cease purchasing products at any time without penalty. The decision by any large customer to decrease or cease using our products could harm our business.

If we are unable to introduce new products with higher average selling prices, our financial results may suffer.

Average selling prices for our flat panel monitor products have declined. When average selling prices decline, our revenues decline unless we are able to sell more units. In addition, our gross margins decline unless we are able to reduce our manufacturing and/or other supply chain costs by a commensurate amount, shift our product mix towards higher margin, lower cost products, or introduce new higher-priced products to offset the declining price of existing products. Our operating results suffer when gross margins decline. We must introduce new products with higher average selling prices in order to counteract the decline in prices for our existing product line.

The sales of our products are highly concentrated and our products may not continue to be accepted in the advanced display industry.

Our sales are derived from a limited number of products. Three of our products accounted for 35% of our revenues for the three months ended June 30, 2004. There were no other products accounting for more than ten percent of our revenues. We expect that a small number of products will continue to account for a large amount of our revenues. Therefore, the decision by any of our large customers to decrease or cease using our products could harm our business.

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

We must develop new products and enhance our existing products to react to rapid technological change.

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

We face intense competition and may not be able to compete effectively.

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

Our future operating results are highly dependent upon how well we manage our business.

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

Intellectual property infringement suits brought against us may significantly harm our business.

We have been defending claims brought against us by Silicon Image, Inc., alleging that certain of our products that contain digital receivers infringe various Silicon Image patent claims. On December 19, 2003, the court issued its amended final judgment in the proceeding, which such judgment is being appealed; see Part II: Other Information, Item 1. Legal Proceedings. This lawsuit or any future lawsuits could subject us to permanent injunctions preventing us from selling selected products or incurring significant monetary damages.

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

We may lose our customers or be required to make payments to them in connection with patent infringement litigation.

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

We may become subject to judgments for securities class action suits.

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

The processes used to manufacture our semiconductor products are periodically retired.

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

Our semiconductor products are complex and are difficult to manufacture cost-effectively.

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

Defects in our products could increase our costs, cause customer claims, and delay our product shipments.

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

We rely on subcontractors for our manufacturing, assembly and test operations.

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

Our third-party wafer foundries, third-party assembly and test subcontractors and significant customers are located in an area susceptible to earthquakes.

Most of our outside foundries, third-party assembly and test subcontractors are located in Taiwan, which is an area susceptible to earthquakes. In addition, some of our significant customers are located in Taiwan. Damage caused by earthquakes in Taiwan may result in shortages of water or electricity or cause transportation difficulties that could limit the production capacity of our outside foundries or the ability of our subcontractors to provide assembly and test services. Any reduction in production capacity or the ability to provide assembly and test services could cause delays or shortages in our product supply, which would harm our business. Foundries located in Taiwan were responsible for most of our semiconductor product revenue for the three months ended June 30, 2004. Sales to customers located in Taiwan were 13% of our revenue for the three months ended June 30, 2004. If future earthquakes damage our customers’ facilities or equipment they could reduce their purchases of our products, which would harm our business. In addition, the operations of suppliers to our outside foundries and our Taiwanese customers could be disrupted by future earthquakes, which could in turn harm our business by resulting in shortages in our product supply or reduced purchases of our products.

We do not have long-term commitments from our customers, and we allocate resources based on our estimates of customer demand.

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

Our lengthy sales cycle can result in uncertainty and delays in generating revenues.

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

Our business depends on relationships with industry leaders that are non-binding.

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

A large percentage of our revenues will come from sales outside of the United States, which creates additional business risks.

A large portion of our revenues will come from sales to customers outside of the United States, particularly to equipment manufacturers located in South Korea, China, Japan and Taiwan. For the three months ended June 30, 2004, sales to regions outside of the United States represented 96.5% of revenues. For that same period, sales to China and South Korea alone constituted 39.7% and 21.7%, respectively, of revenues. These sales are subject to numerous risks, including:

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

Our customers experience fluctuating product cycles and seasonality, which causes their sales to fluctuate.

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

We have grown rapidly, which strains our management and resources.

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

A breakdown in our information technology systems could cause a business interruption, impair our ability to manage our business or report results, or result in the unauthorized disclosure of our confidential and proprietary information.

Our information technology systems could suffer a sudden breakdown as a result of factors beyond our control, such as earthquakes, power failures, insecure connections or problems with our outside consultants who provide information technology services to us. If our information technology systems were to fail and we were not able to gain timely access to adequate alternative systems or back-up information, this could have a negative impact on our ability to operate and manage our business and to report results in a timely manner. Also, any breach of our information systems by an unauthorized third party could result in our confidential information being made public or being used by a competitor, which could have a material adverse effect on our ability to realize the potential of our proprietary rights.

We may make acquisitions where advisable, and acquisitions involve numerous risks.

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

As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic conditions. As a result, if economic conditions in the United States, Asia or Europe worsen, or if a domestic or global economic slowdown occurs, reduced orders and shipments may cause us to fall short of our revenue expectations for any given period and may result in us carrying increased inventory. These conditions would negatively affect our business and results of operations. If our inventory builds up as a result of order postponement, we would carry excess inventory that is either unusable or that must be sold at reduced prices which will harm our revenues. In addition, weakness in the technology market could negatively affect the cash flow of our customers who could, in turn, delay paying their obligations to us. This would increase our credit risk exposure, which could harm our financial condition.

Terrorist acts and acts of war may seriously harm our business, revenues, costs, expenses and financial condition.

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

We carry out a significant portion of our operations outside of the United States, primarily in Canada and in India and to a lesser extent China, Japan, South Korea and Taiwan. Although virtually all of our revenues and costs of revenues are denominated in U.S. dollars, portions of our revenue and operating expenses are denominated in foreign currencies. Accordingly, our operating results are affected by changes in the exchange rate between the U.S. dollar and those currencies. Any future strengthening of those currencies against the U.S. dollar could negatively impact our operating results by increasing our operating expenses as measured in U.S. dollars. We do not currently engage in any hedging or other transactions intended to manage the risks relating to foreign currency exchange rate fluctuations, other than natural hedges that occur as a result of holding both assets and liabilities denominated in foreign currencies. We may in the future undertake hedging or other such transaction if we determine that it is necessary to offset exchange rate risks. Based on our overall currency rate exposure at June 30, 2004, a near-term 10% appreciation or depreciation in the U.S. dollar relative to a pool of our foreign currencies would not have a material effect on our operating results or financial condition.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management evaluated, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Silicon Image Litigation

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

International Trade Commission and Related Litigation

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

On May 21, 2004 the ITC combined the two patent infringement cases into one case. On or about June 14, 2004, Mstar filed a petition for preliminary injunction against a Genesis supplier in Taiwan district court, alleging that a certain Genesis product infringes Mstar’s Taiwanese patent. Mstar subsequently withdrew this petition in July 2004.

On July 6, 2004, the ITC issued a notice that it would review portions of the ALJ’s initial determinations. The future financial impact of these claims is not yet determinable and no provision has been made in our consolidated financial statements for any future costs or settlements associated with these claims.

Securities Class Action Litigation

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

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2004 we furnished the following current report on Form 8-K:

On April 29, 2004, we furnished a Report on Form 8-K related to the announcement of our financial results for our fiscal year and quarter ended March 31, 2004.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number	Exhibit Description
2.1 (1)	Agreement and Plan of Merger and Reorganization, dated as of September 27, 2001, by and between Genesis Microchip Incorporated and Sage, Inc.

2.2 (1)	Share Exchange and Arrangement Agreement and Plan of Arrangement by and among the Registrant, Genesis Microchip Nova Scotia Corp., and Genesis Microchip Incorporated.

2.3 (2)	Agreement and Plan of Merger, dated as of March 17, 2003, among Genesis Microchip Inc., Display Acquisition Corporation and Pixelworks, Inc. (with Forms of Voting Agreements).

3.1 (1)	Certificate of Incorporation of the Registrant.

3.2 (3)	Amended and Restated Bylaws of the Registrant.

3.3 (4)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.

4.1 (1)	Form of Common Stock Certificate of the Registrant.

4.2 (4)	Preferred Stock Rights Agreement, dated as of June 27, 2002, between the Registrant and Mellon Investor Services, L.L.C., as amended on March 16, 2003.

10.1 (5)	Agreement, dated January 20, 1997, between Yves Faroudja and Faroudja Laboratories, Inc.

10.2	[Intentionally omitted]

10.3 (6) *	Offer of employment to James E. Donegan dated June 25, 2002.

10.4 (6) *	Settlement Agreement and Release with Amnon Fisher.

10.5 (9) *	Offer Letter of Employment with Anders Frisk, dated February 15, 2000.

10.6 (9) *	Offer Letter of Employment with Matthew Ready, dated April 12, 2000.

10.7 (9) *	Offer Letter of Employment from Paradise Electronics, Inc. to Mohammad Tafazzoli, dated February 17, 1998.

10.8 (7) *	Form of Change of Control Severance Agreement (as entered into between Genesis and, among others, each of Anders Frisk, Raphael Mehrbians, Tzayao Chan, and Mohammad Tafazzoli).

10.9 (9) *	Separation Agreement and Release with Chandrashekar Reddy.

10.10 (9) *	Consulting Agreement with Chandrashekar Reddy.

10.11 (8) *	1987 Stock Option Plan.

10.12 (8) *	1997 Employee Stock Option Plan.

10.13 (9) *	1997 Employee Stock Purchase Plan, as last amended on September 17, 2002.

10.14 (8) *	1997 Non-Employee Stock Option Plan.

10.15 (8) *	2000 Nonstatutory Stock Option Plan.

10.16 (8) *	2001 Nonstatutory Stock Option Plan.

10.17 (8) *	Paradise Electronics, Inc. 1997 Employee Stock Option Plan.

10.18 (8) *	Sage, Inc. Second Amended and Restated 1997 Stock Plan.

10.19 (9) *	2001 Employee Stock Purchase Loan Plan (for non-officers).

10.20 (9)	Lease Termination Agreement with 1601 McCarthy Boulevard, L.L.C. regarding premises located in Milpitas, California.

10.21 (12)	Settlement Agreement and Release with James E. Donegan.

10.22 (10)	Termination and Release Agreement, dated as of August 5, 2003, among Genesis Microchip Inc., Display Acquisition Corporation and Pixelworks, Inc.

10.23 (11)	Offer Letter with Michael Healy.

10.24 (11)	Change of Control Severance Agreement with Michael Healy.

10.25 (11)	Option Exchange Agreement with Raphael Mehrbians.

10.26 (14)	Interim CEO Employment Agreement with Eric Erdman.

10.27 (14)	Form of director and officer indemnification agreement.

10.28 (13)	2003 Stock Plan.

21 (9)	Subsidiaries.

31.1	Certification of Interim Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Interim Chief Executive Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2	Certification of Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-72202) filed with the Securities and Exchange Commission on October 25, 2001, as amended.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2003.
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 1, 2002, as amended.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A12G filed with the Securities and Exchange Commission on August 5, 2002, as amended by the Registrant’s Statement on Form 8-12G/A filed with the Securities and Exchange Commission on March 31, 2003.
(5)	Incorporated by reference to Faroudja Laboratories, Inc.’s Form S-1 (File No. 333-32375) filed with the Securities and Exchange Commission on July 30, 1997, as amended.
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002.
(7)	Incorporated by reference to Registration Statement on Form S-4 filed by Pixelworks, Inc. with the Securities and Exchange Commission on April 18, 2003, as amended.

(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Securities Exchange Commission on February 21, 2002.
(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities Exchange Commission on June 20, 2003.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on August 6, 2003.
(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on February 13, 2004.
(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A filed with the Securities Exchange Commission on July 29, 2003.
(13)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Securities Exchange Commission on October 15, 2003.
(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities Exchange Commission on June 10, 2004.
*	Identifies a management contract or compensatory plan of arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of this report.

(b)	Reports on Form 8-K

We furnished a Report on Form 8-K on April 29, 2004 related to the announcement of our financial results for our fiscal fourth quarter ended March 31, 2004.

SIGNATURE

Our authorized representative has signed this report on our behalf as required by the Securities Exchange Act of 1934.

GENESIS MICROCHIP INC.

By:	/s/ MICHAEL E. HEALY
Michael E. Healy
Chief Financial Officer

(Authorized Officer &
Principal Financial Officer)

Date: August 9, 2004