Form 10-Q
period 2004-09-30
GENESIS MICROCHIP INC /DE
filed 2004-11-09
CIK 1161396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

There were 33,093,313 shares of the registrant’s common shares issued and outstanding as of November 5, 2004.

GENESIS MICROCHIP INC.

FORM 10-Q

THREE MONTHS ENDED SEPTEMBER 30, 2004

*	No information has been provided because this item is not applicable.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

GENESIS MICROCHIP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share amounts)

	September 30, 2004	March 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$100,631	$19,241
Short-term investments	16,656	98,981
Accounts receivable trade, net of allowance for doubtful accounts of $439 at September 30 and $422 at March 31	33,331	28,325
Inventories	17,333	18,503
Other	6,455	6,472

Total current assets	174,406	171,522
Property and equipment	17,371	17,257
Acquired intangibles	22,079	26,731
Goodwill	189,711	189,152
Deferred income taxes	5,799	3,402
Other	2,676	2,662

Total assets	$412,042	$410,726

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,786	$9,848
Accrued liabilities	12,556	11,503
Income taxes payable	4,506	2,520

Total current liabilities	21,848	23,871
Stockholders’ equity:
Capital stock:
Preferred stock:
Authorized – 5,000 preferred shares, $0.001 par value
Issued and outstanding – none at September 30 or March 31
Common stock:
Authorized – 100,000 common shares, $0.001 par value issued and outstanding – 33,043 shares at September 30 and 32,653 shares at March 31	33	32
Additional paid-in capital	399,160	395,837
Cumulative other comprehensive loss	(94)	(94)
Deferred stock-based compensation	(1,215)	(2,833)
Deficit	(7,690)	(6,087)

Total stockholders’ equity	390,194	386,855

Total liabilities and stockholders’ equity	$412,042	$410,726

See accompanying notes to condensed consolidated financial statements.

GENESIS MICROCHIP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30		Six Months Ended September 30
	2004	2003	2004	2003
Revenues	$50,078	$48,163	$102,924	$102,050
Cost of revenues (1)	28,818	29,108	60,507	59,867

Gross profit	21,260	19,055	42,417	42,183

Operating expenses:
Research and development (2)	8,388	8,029	16,749	15,105
Selling, general and administrative (3)	10,675	9,995	21,946	19,311
Provision for costs associated with patent litigation	610	3,454	1,367	6,054
Amortization of acquired intangibles	2,654	2,654	5,308	5,308

Total operating expenses	22,327	24,132	45,370	45,778

Loss from operations	(1,067)	(5,077)	(2,953)	(3,595)

Interest income	407	301	719	472

Loss before income taxes	(660)	(4,776)	(2,234)	(3,123)
Recovery of income taxes	(346)	(938)	(631)	(678)

Net loss	$(314)	$(3,838)	$(1,603)	$(2,445)

Loss per share:
Basic	$(0.01)	$(0.12)	$(0.05)	$(0.08)
Diluted	$(0.01)	$(0.12)	$(0.05)	$(0.08)

Weighted average number of common shares outstanding:
Basic	33,030	31,723	32,878	31,507
Diluted	33,030	31,723	32,878	31,507

(1) Amount excludes amortization of acquired developed technology included in amortization of acquired intangibles	$1,925	$1,925	$3,850	$3,850
(2) Amount includes amortization of deferred stock-based compensation	$438	$783	$1,197	$1,439
(3) Amount includes amortization of deferred stock-based compensation	$139	$221	$400	$401

See accompanying notes to condensed consolidated financial statements.

GENESIS MICROCHIP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended September 30
	2004	2003
Cash flows from (used in) operating activities:
Net loss	$(1,603)	$(2,445)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	3,442	2,373
Amortization of acquired intangibles	5,308	5,308
Non-cash stock-based compensation	1,597	1,840
Deferred income taxes	(2,397)	(2,243)
Other	301	10
Change in operating assets and liabilities:
Accounts receivable trade	(5,006)	1,606
Inventories	1,276	1,318
Other current assets	17	718
Accounts payable	(5,062)	(3,714)
Accrued liabilities	1,053	(5,799)
Income taxes payable	1,986	1,162

Net cash from operating activities	912	134
Cash flows from investing activities:
Purchase of short-term investments	(82,726)	—
Proceeds on sales and maturities of short-term investments	165,051	—
Additions to property and equipment	(3,035)	(1,182)
Other	(2,157)	1,977

Net cash from investing activities	77,133	795
Cash flows from financing activities:
Proceeds from issue of common stock	3,345	5,896

Net cash provided by financing activities	3,345	5,896

Increase in cash and cash equivalents	81,390	6,825
Cash and cash equivalents, beginning of period	19,241	113,138

Cash and cash equivalents, end of period	$100,631	$119,963

See accompanying notes to condensed consolidated financial statements.

GENESIS MICROCHIP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of presentation

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) and according to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Consequently, they do not include all of the information and footnotes required by United States generally accepted accounting principles for a complete set of annual financial statements. These condensed financial statements should be read in conjunction with our financial statements and notes thereto for the year ended March 31, 2004 that are included in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. We believe that the accompanying financial statements reflect all adjustments, consisting solely of normal, recurring adjustments, that are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the period ended September 30, 2004 are not necessarily indicative of the results to be expected for the full fiscal year or for any other period.

2. Stock-based compensation

We have elected to follow Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and related interpretations, in accounting for employee stock options. Under APB 25, deferred stock-based compensation is recorded at the option grant date in an amount equal to the excess, if any, of the market value of a share of common stock over the exercise price of the option. Deferred stock-based compensation is amortized on a straight-line basis over the vesting period of the individual options, generally two to four years, in accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation”, issued by the Financial Accounting Standards Board (“FASB”).

We apply the fair value method of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” for valuing options granted to non-employees. Stock compensation expense resulting from the issuance of options to non-employees is recognized as services are performed and the options are earned. There have been no options issued to non-employees during the periods presented. The issuance of shares for consideration that is less than the market value of the shares results in compensation expense equal to the excess of the market value of the shares over the fair value of the consideration received.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation–Transition and Disclosure, an amendment of FASB Statement No. 123”. This Statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements.

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

	Three Months Ended September 30		Six Months Ended September 30
	2004	2003	2004	2003
Stock Option Plans:
Risk-free interest rates	3.3%	2.5%	3.3%	2.5%
Volatility	102%	108%	102%	108%
Expected life in years	5	5	5	5

Employee Stock Purchase Plans:
Risk-free interest rates	2.0%	1.1%	2.0%	1.1%
Volatility	102%	108%	102%	108%
Expected life in years	1.25	1.25	1.25	1.25

The weighted average fair values of options granted during the three months ended September 30, 2004 and September 30, 2003 were $ 7.74 and $ 7.35 respectively. The weighted average fair values of options granted during the six months ended September 30, 2004 and September 30, 2003 were $ 10.25 and $ 11.07 respectively.

Had compensation expense been determined based on the fair value of awards at the grant dates in accordance with the methodology prescribed in SFAS 123, Genesis’ net loss and loss per share for the three and six months ended September 30, 2004 and September 30, 2003 would approximate the pro forma disclosure as follows:

	Three Months Ended September 30		Six Months Ended September 30
	2004	2003	2004	2003
Net loss attributable to common stockholders:
As reported	$(314)	$(3,838)	$(1,603)	$(2,445)
Stock compensation, as reported	577	1,004	1,597	1,840
Stock compensation, under SFAS 123	(6,088)	(5,788)	(11,422)	(11,434)

Pro forma	$(5,825)	$(8,622)	$(11,428)	$(12,039)

Basic and diluted loss per share:
As reported	$(0.01)	$(0.12)	$(0.05)	$(0.08)
Pro forma	$(0.17)	$(0.27)	$(0.34)	$(0.38)

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

Per share information calculated on this basis is as follows (in thousands, except per share amounts):

	Three Months Ended September 30		Six Months Ended September 30
	2004	2003	2004	2003
Numerator:
Net loss	$(314)	$(3,838)	$(1,603)	$(2,445)

Denominator for basic and diluted loss per share:
Weighted average common shares outstanding	33,030	31,723	32,878	31,507

Basic and diluted loss per share	$(0.01)	$(0.12)	$(0.05)	$(0.08)
Anti-dilutive potential common shares excluded from above calculation	8,304	7,419	7,831	7,169

Had we been profitable during the three and six months ended September 30, 2004 and September 30, 2003, the weighted average number of shares outstanding for purposes of calculating diluted earnings per share would have been increased by (in thousands):

	Three Months Ended September 30		Six Months Ended September 30
	2004	2003	2004	2003
Stock options	828	1,140	1,128	1,440

4. Segmented information

Market information

Genesis operates and tracks its results in one operating segment. Genesis designs, develops and markets integrated circuits that process digital video and graphic images.

Geographic information

Geographic revenue information is based on product shipment destination. Long-lived assets include property and equipment, acquired intangible assets, and goodwill. Property and equipment information is based on the physical location of the asset while the intangible assets are based on the location of the owning entity.

Genesis invoices its customers in U.S. dollars. Revenues from unaffiliated customers by geographic region were as follows (in thousands):

	Three Months Ended September 30		Six Months Ended September 30
	2004	2003	2004	2003
United States	$2,285	$3,907	$4,161	$7,479
China	16,711	16,375	37,675	33,288
Japan	3,580	3,388	7,165	7,582
South Korea	12,487	13,434	23,968	26,913
Taiwan	8,498	5,908	15,249	14,777
Rest of world	6,517	5,151	14,706	12,011

	$50,078	$48,163	$102,924	$102,050

Net long-lived assets by country of location were as follows (in thousands):

	September 30, 2004	March 31, 2004
United States	$221,536	$226,849
Rest of world	7,625	6,291

	$229,161	$233,140

Customer concentration information

The following table shows the percentage of our revenues in each period that was derived from customers who individually accounted for more than 10% of revenues in that period:

	Three Months Ended September 30		Six Months Ended September 30
	2004	2003	2004	2003
Customer A	14%	19%	12%	17%
Customer B	13%	—	11%	11%
Customer C	11%	—	10%	—
Customer D	10%	—	—	—
Customer E	—	—	11%	—

The following table shows customers accounting for more than 10% of accounts receivable trade at September 30, 2004 and March 31, 2004:

	September 30, 2004	March 31, 2004
Customer A	14%	13%
Customer B	14%	14%
Customer C	13%	11%
Customer D	11%	—
Customer E	—	17%

Supplier arrangements

Genesis subcontracts portions of its semiconductor manufacturing from several suppliers and no single product is fabricated by more than one supplier. Should our wafer supplier or any of Genesis’ packaging or testing subcontractors cease to be available, management believes that this would have a material adverse effect on Genesis’ business, financial condition and results of operations. Genesis has no guarantee of minimum capacity from its suppliers and is not liable for minimum purchase commitments.

5. Inventories

Inventories consist of the following (in thousands):

	September 30, 2004	March 31, 2004
Finished goods	$11,299	$13,438
Work-in-process	9,792	8,308

	21,091	21,746
Less: Inventory reserve	(3,758)	(3,243)

	$17,333	$18,503

The following table presents a roll forward of the inventory obsolescence reserve for the indicated periods:

	Three Months Ended September 30		Six Months Ended September 30
	2004	2003	2004	2003
Balance at beginning of period	$2,879	$3,831	$3,243	$3,630
Charged to cost of revenues	849	286	807	487
Charge offs	30	—	(292)	—

Balance at end of period	$3,758	$4,117	$3,758	$4,117

6. Product warranty

The company’s product warranty accrual is included in accrued liabilities and reflects management’s best estimate of probable liability under its product warranties. Management estimates the accrual based on known product failures (if any), historical experience, and other currently available evidence.

The following table presents a roll forward of the product warranty accrual for the indicated periods:

	Three Months Ended September 30		Six Months Ended September 30
	2004	2003	2004	2003
Balance at beginning of period	$236	$500	$200	$500
Provision	60	221	117	436
Charge offs	(96)	(221)	(117)	(436)

Balance at end of period	$200	$500	$200	$500

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

International Trade Commission and Related Litigation

In March 2002, Genesis filed a patent infringement lawsuit against Media Reality Technologies, Inc. (“MRT”), SmartASIC Inc., and Trumpion Microelectronics, Inc. (“Trumpion”) in the United States District Court for the Northern District of California. The complaint alleged that certain MRT, SmartASIC and Trumpion products, which are sold as video/graphics display controllers, infringe various claims of a Genesis U.S. patent. This patent has also been issued in Japan and Korea and is pending in Taiwan. As part of this lawsuit, Genesis sought monetary damages and a permanent injunction that bars MRT and Trumpion from making, using, importing, offering to sell, or selling the allegedly infringing products in the United States. In September 2002, Genesis filed a similar patent infringement complaint against the three companies in the United States International Trade Commission (“ITC”), as discussed below. Except for the counterclaims by MRT discussed below, the Northern

District of California case has been stayed pending the outcome of the ITC action and currently remains stayed. In January 2003, Genesis announced a settlement of its litigation against SmartASIC Inc.; the litigation with respect to the other defendants has not been settled. MRT has asserted counterclaims against Genesis, alleging trade secret misappropriation, interference with economic advantage, and unfair practices and competition. Genesis intends to vigorously defend against these claims. In addition, in response to a complaint filed by MRT, the Taiwan Fair Trade Commission is investigating Genesis’s alleged violation of the Taiwan Fair Trade Law. The future financial impact of these claims is not yet determinable and no provision has been made in our consolidated financial statements for any future costs or settlements associated with these claims.

In September 2002, Genesis filed a patent infringement complaint against MRT, SmartASIC Inc., and Trumpion in the ITC. The Genesis legal action alleged that MRT, SmartASIC, and Trumpion products infringe Genesis’s patented technology. In January 2003, Genesis announced a settlement of its litigation against SmartASIC Inc. Genesis sought an order from the ITC to exclude MRT and Trumpion’s products and other products containing MRT or Trumpion’s products from entry into the United States. On October 15, 2002, the ITC voted to institute an investigation into the complaint. In October 2003, the Administrative Law Judge (“ALJ”) of the ITC issued an initial determination that MRT and Trumpion did not infringe the asserted patent. However, in January 2004, the ITC remanded the case to the ALJ to make new findings under a different interpretation of the patent. On May 20, 2004, the ALJ issued a revised initial determination that MRT and Trumpion infringe the asserted patent.

In March 2003, Genesis filed a second patent infringement complaint against MRT and Trumpion in the ITC. Genesis subsequently amended its complaint to add Mstar Semiconductor, Inc. (“Mstar”) as a respondent, and withdrew its complaint against Trumpion. The Genesis legal action alleges that Mstar’s MST series of products and MRT’s Mascot series of products infringe Genesis’s patented technology. Genesis sought an order from the ITC to exclude Mstar’s and MRT’s products and other products containing MRT or Mstar’s products from entry into the United States. In April 2003, the ITC voted to institute an investigation into the complaint. In April 2004, the ALJ issued an initial determination that Mstar infringes one of two the patents asserted against it, and that MRT did not infringe the one patent asserted against it in this case.

On May 21, 2004 the ITC combined the two patent infringement cases into one case. In June 2004, Mstar filed a petition for preliminary injunction against a Genesis supplier in Taiwan district court, alleging that a certain Genesis product infringes Mstar’s Taiwanese patent. Mstar subsequently withdrew this petition in July 2004. Genesis filed a reverse injunction suit against Mstar in Taiwan district court, alleging no infringement and invalidity of the Mstar patent at issue, which such suit is pending.

On August 20, 2004, the ITC determined that Mstar, MRT and Trumpion infringed Genesis’s patent, and issued an exclusion order preventing the importation of MStar, MRT and Trumpion’s display controllers into the United States, as well as LCD monitors and boards containing these products.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors which could cause actual results to differ materially include those set forth in the following discussion, and, in particular, the risks discussed below under the subheading “Risk Factors” and in other documents we file with the Securities and Exchange Commission. Unless required by law, we undertake no obligation to update publicly any forward-looking statements.

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a general discussion of our target markets, the nature of our products, and some of the business issues we are facing as a company. This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. In the next section, we discuss our Results of Operations for the three and six month periods ended September 30, 2004 compared to the three and six month periods ended September 30, 2003 as viewed through the eyes of Management. We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the section entitled Liquidity and Capital Resources. This MD&A should be read in conjunction with the other sections of this Quarterly report on Form 10-Q.

OVERVIEW

Our Markets

We develop and market image-processing solutions. We design, develop and market integrated circuits that receive and process digital video and graphic images. We also supply reference boards and designs that incorporate our software and proprietary integrated circuits, or chips. Our products are primarily used in displays which contain a large liquid crystal display (“LCD”). These displays may be used in desktop monitor applications, or other types of video displays, including LCD TVs, Plasma TVs, Rear Projection TVs and Digital CRT TVs.

We generate the majority of our revenue by selling our image-processing solutions to the manufacturers of LCD monitors and television sets. We outsource the manufacturing of our products to large semiconductor manufacturers, thereby eliminating the need for capital-intensive plant and equipment. Our targeted long-term gross profit percentage is approximately 40%. Our most significant cash operating expense is labor, with our workforce employed in research and development of new products and technologies and in marketing, sales, customer support, and distribution of our products.

While we continue to service the increasing demand for flat panel computer monitors, we are devoting more resources to the rapidly growing demand for flat panel and digital televisions. We also design products that serve both applications, or the so-called multimedia display applications, and it is difficult to distinguish between a monitor with television capability and a television with a PC input. Both of these display devices could use the same Genesis chip. Similarly, we supply certain customers with chips originally designed for a computer monitor that the customer may use as entry-level flat panel television controllers. We assist customers in developing their designs. Typically, a TV design will take more time and support than a monitor design from our software and field application engineers, increasing our costs during a customer’s pre-production period.

The growth in our target markets is limited by the industry’s capacity to supply LCD panels or other digital displays. Furthermore, the availability of LCD panels from time to time has been constrained, causing unexpected increases in the cost of LCD panels to our customers, thus resulting in customers rapidly changing their demand expectations for our products. Our products usually represent less than two percent of the average retail cost of a standard 17” LCD TV today, while the cost of the LCD panel within a flat panel computer monitor or LCD TV represents the majority of the cost of the finished product. Consequently, constraints on availability of LCD panels or increases in panel costs can result in reduced demand for our products, and it is very difficult to accurately predict the availability or cost of LCD panels and well beyond our means to control. Conversely, it is the increase in production volumes of larger size LCD panels in new fabrication facilities coming on line over the next several years that is expected to result in lower-cost panels and hence lower average selling prices of the end product. While panel prices have decreased significantly over the last few months, the impact of this price decline has not yet been fully reflected at the retail level. However, we believe retail prices will continue to decline in the coming months and we expect this to lead to an increase in demand for display controllers.

Our industry is very competitive and growth industries like ours tend to attract new entrants. The flat panel computer monitor industry is highly competitive. Our average selling prices of monitor display controllers, in spite of increased functionality have declined by more than 50% over the past two years. We expect the flat panel television industry will be as competitive over time. Our strategy is to maintain market leadership through integration of new features and functions and by providing the highest image quality at a cost-effective price. We believe we are able to deliver the desired feature-rich image quality through relationships with customers, patented technologies, effective chip design, software capabilities, and customer support. While maintaining our leadership in image quality and product feature sets, we strive to maximize profitability by reducing product cost through efficient chip design and driving costs down throughout our supply chain.

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

Part of our overall strategy is to develop intellectual property that is used in our integrated circuits. We have and will continue to defend our intellectual property rights against those companies that may use our technology without the proper authorization. At times we may enter into agreements that allow customers or other companies to license our patented technology.

Revenue Recognition

We recognize revenue from product sales to manufacturers upon shipment, except when risks and rewards of ownership are not transferred upon shipment. In these cases, revenue is not recognized until physical delivery to the customers’ or their agents premises. For shipments to distributors, we recognize revenue upon the distributors’ shipment to their end customers, except in certain circumstances where orders are placed with non-cancelable/non-return terms. An example of this would be when last time orders are placed for products at the end of their life cycle. In this situation, revenue would be recognized upon shipment. Reserves for sales returns and allowances are recorded at the time of shipment. To date we have not experienced significant product returns.

Manufacturing and Supply

We generally need to place purchase orders for products before we receive purchase orders from our customers. This is because production lead times for silicon wafers, from which our products are manufactured, can be as long as three months, while many of our customers place orders only one month or less in advance of their requested delivery date. We have agreements with suppliers in Asia such that we are dependent on the suppliers’ manufacturing yields. We continue to look at alternative sources of supply to reduce our reliance on key suppliers and reduce lead times, though dual sourcing for specific products is more costly in terms of set-up and yields are typically lower as each manufacturing supplier ramps up production. While we have frequent communication with significant customers to review their requirements, we are restricted in our ability to react to fluctuations in demand for our products and this exposes us to the risk of having either too much or not enough of a particular product. We regularly evaluate the carrying value of inventory held. For the three months ended September 30, 2004, we recorded net reserves totaling $849,000, where certain customers plan to transition to next generation products more quickly than previously anticipated. This has led us to conclude that there will be insufficient future demand for certain on-hand inventory to support its carrying value as of September 30, 2004.

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

Mergers and Acquisitions

Technology companies often use mergers or acquisitions to accelerate development of products, to realize potential synergies or to enter new markets. We have made significant acquisitions in the past, for example Sage Inc. in February 2002, resulting in the recording of significant intangible assets on our balance sheet. In March 2003, we entered into an Agreement and Plan of Merger with Pixelworks, Inc. In August 2003, Genesis and Pixelworks terminated the proposed merger. Under the termination agreement, each of the parties agreed to a mutual release of claims and Pixelworks paid Genesis $5.5 million as a reimbursement for our expenses.

For further details on earlier acquisitions, please refer to previously filed Annual and Quarterly Reports.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. As described below, significant estimates are used in determining the allowance for doubtful accounts, inventory obsolescence provision and deferred tax asset valuation, potential settlements and costs associated with patent litigation and the useful lives of intangible assets. We evaluate our estimates on an on-going basis, including those related to product returns, bad debts, inventories, investments, intangible assets, income taxes, warranty obligations and litigation and other contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

•	We record estimated reductions to revenue for customer returns based on historical experience. A customer has a right to return products only if the product is faulty, although in certain circumstances we agree to accept returns if replacement orders are placed for other products or to maintain our business relationship. If actual customer returns increase, we may be required to recognize additional reductions to revenue.

•	We record the estimated future cost of replacing faulty product as an increase to cost of sales. To date we have not experienced significant returns related to quality. If returns increase as a result of changes in product quality, we may be required to recognize additional warranty expense.

•	We maintain allowances for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We have not suffered any significant loss in this area.

•	We provide for valuation reserves against our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those we project, additional inventory valuation reserves may be required.

•	We provide for costs associated with settling litigation when we believe that we have a reasonable basis for estimating those costs. If actual costs associated with settling litigation differ from our estimates, we may be required to recognize additional costs.

•	Goodwill, which represents the excess of cost over the fair value of net assets acquired in business combinations, is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the goodwill might be impaired. The impairment tests are performed in accordance with FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. Accordingly, an impairment loss is recognized to the extent that the carrying amount of goodwill exceeds its implied fair value. This determination is made at the reporting unit level. We have assigned all goodwill to a single, enterprise-level reporting unit. The impairment test consists of two steps. First, we determine the fair value of the reporting unit. The fair value is then compared to its carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation in accordance with FASB Statement of Financial Accounting Standards No. 141, “Business Combinations”. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. We perform our annual impairment test on January 1st of each year. We did not record any goodwill impairment charges in the six months ended September 30, 2004 nor in the six months ended September 30, 2003. Goodwill balances may also be affected by changes in other estimates made at the time of acquisitions.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004

REVENUE AND GROSS PROFIT

The following table shows unaudited statement of operations data for the three-month periods ended September 30, 2004 and September 30, 2003:

	Three months ended September 30
	2004	2003
Total revenue	$50,078	$48,163
Gross profit	21,260	19,055
Gross profit percentage	42.5%	39.6%

Revenue by geography:
United States	$2,285	$3,907
China	16,711	16,375
Japan	3,580	3,388
South Korea	12,487	13,434
Taiwan	8,498	5,908
Rest of world	6,517	5,151

Total revenue	$50,078	$48,163

Total Revenues

Revenues for the three months ended September 30, 2004 increased by 4.0% to $50.1 million from $48.2 million for the three months ended September 30, 2003. Unit shipments grew significantly, increasing by 28% from the previous year. However, the revenue impact from these unit volumes was offset for the most part by declining average selling prices (“ASP”) of 19% during the same period. Overall ASP declines have begun to slow down as demand for flat panel televisions begin to increase and become a greater proportion of overall shipments. Our overall ASP increased by 2% from the three months ended June 30, 2004.

The majority of our shipments continue to be to customers located in Asia. Within this region, many of our Taiwan customers have established production facilities in China and, as a result, our shipments to China continue to increase.

Revenues from shipments into displays with video capability, such as LCD television, continued to increase and have become a larger proportion of total revenue. During the three months ended September 30, 2004, we estimate that almost 50% of total revenue was from consumer video related products, compared with 28% for the three months ended September 30, 2003. We expect strong competition in all sectors of the market to continue, but we are pleased to see that declines in average selling prices at the low-end of the display controller market appear to have slowed, and we believe there are fewer new entrants into the marketplace. As for higher-end display controllers with video capability, we believe there remains considerable opportunity to add features and reduce system cost through further integration.

In addition to revenue from shipments of display controllers, we began to generate revenues from licensing of our patented technology to third parties in connection with our favorable final determination in the ITC case. We signed licensing agreements with a number of customers during the three months ended September 30, 2004. By licensing to our customers, we are providing them with the flexibility to maintain multiple sources for supply, while ensuring that we are compensated for the rights to use our intellectual property.

We currently anticipate that revenues in the quarter ended December 31, 2004 will be between $46 and $51 million. Due to uncertainties in the growth rates of our markets in the quarter ended December 31, 2004, we are targeting a broader revenue range than in the past, based on current market conditions and customer order patterns. Revenue is highly dependent on a number of factors including, but not limited to, the growth rate of the LCD monitor, flat-panel TV and the company’s other markets, the degree of acceptance of the company’s products in those markets, customer inventory levels and manufacturing schedules, availability of other components for LCD monitors and flat-panel TVs, changes in product pricing and actions of competitors, the company’s ability to maintain design wins with customers and make timely new product introductions, supply of products from the company’s third party suppliers and general economic conditions.

Gross Profit

Gross profit for the three months ended September 30, 2004 increased to $21.3 million from $19.1 million for the three months ended September 30, 2003. As a percentage of revenues, gross profit represented 42.5% of revenues for the three months ended September 30, 2004, compared with 39.6% for the three months ended September 30, 2003. The improvement in gross margin percentage is better than previously expected and is attributable to the higher-than-expected proportion of shipments into video applications, the mix of LCD monitor products sold, and the contribution of licensing revenue.

We expect gross profit margins in the quarter ended December 31, 2004 to be in the range of 42% to 44% for the company as a whole. Gross margins could be higher or lower than expected due to many factors including, but not limited to changes in product costs by our third party manufacturers, product pricing and actions of competitors, manufacturing yields, inventory reserves, actual revenue levels and product mix.

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

	Three months ended
	September 30, 2004		September 30, 2003
	$000	% of Revenue	$000	% of Revenue
Research and development	$7,950	15.9%	$7,246	15.0%
Selling, general and administrative	10,536	21.0%	9,774	20.3%
Provision for costs associated with patent litigation	610	1.2%	3,454	7.2%
Amortization of acquired intangibles	2,654	5.3%	2,654	5.5%
Amortization of deferred stock-based compensation	577	1.2%	1,004	2.1%

Total operating expenses	$22,327	44.6%	$24,132	50.1%

Research and Development

Research and development expenses include costs associated with research and development personnel, development tools, hardware and software licenses, and prototyping. Research and development expenses for the three months ended September 30, 2004 were $8.0 million, compared with $7.2 million in the three months ended September 30, 2003. This 10% increase was primarily due to higher labor-related costs and software expense as we continued to invest more heavily in the research and development of technologies addressing the television and video markets. In addition, the mix of spending changed, with less effort directed at lower-end monitor applications, and more focus on multimedia and video applications. While we continue to add resources performing research and development, most of these additions are expected to be in lower-cost geographic locations such as Bangalore and Toronto to enable us to increase resources and productivity at lower incremental cost.

These expenses represented 15.9% of revenues in the three months ended September 30, 2004, and 15.0% in the three months ended September 30, 2003.

Selling, General and Administrative

Selling, general and administrative expenses consist of personnel and related overhead costs for selling, including field application engineers, marketing communications, product marketing, customer support, finance, human resources, legal and general management functions and of commissions paid to regional sales representatives. Selling, general and administrative expenses for the three months ended September 30, 2004 were $10.5 million, compared with $9.8 million in the three months ended September 30, 2003. Much of the increase reflects the investment in building both the brand value of our products and the infrastructure, including increased headcount, to support the expected growth in the advanced display market, and costs associated with compliance with the Sarbanes-Oxley Act of 2002.

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

We also provide technical sales support through field application engineers in China, Japan, South Korea and Taiwan. These engineers assist our customers to integrate our products into their display designs. We believe that this kind of investment at the early stages of a growing market positions us well to capitalize on the future unit growth that is forecasted for the television market. We expect these costs to continue to increase during fiscal 2005 as we assist customers in design activity in anticipation of production volumes in fiscal 2006 and beyond.

These expenses represented 21.0% of revenues in the three months ended September 30, 2004 and 20.3% in the three months ended September 30, 2003.

Amortization of Acquired Intangibles and In-Process Research and Development

Amortization of acquired intangible assets was $2.7 million for the three months ended September 30, 2004 and 2003. We anticipate the amortization of existing acquired intangibles to remain constant at $2.7 million for the quarter ended December 31, 2004 and to be fully amortized by the end of fiscal 2006.

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

Costs Associated with Patent Litigation

We have incurred significant costs associated with patent litigation over the past three fiscal years. During the three months ended September 30, 2004, we incurred legal costs of $0.6 million associated with ongoing patent litigation. In the three months ended September 30, 2003, we recognized total costs of $3.5 million, the majority of which was in connection with certain patent litigation brought by us against several companies resulting in a favorable ruling in August 2004. If we decide to take legal action against other companies in the future, or if intellectual property litigation is brought against us or our customers, these costs may increase. More details of the various litigation matters are described in Part II: Other Information, Item 1. Legal Proceedings.

Total Operating Expenses

Total operating expenses for the three months ended September 30, 2004 were $22.3 million, representing a decrease of $1.8 million from $24.1 million in the three months ended September 30, 2003, for the reasons described above. We expect total combined operating expenses of approximately $22 million to $23.5 million in the quarter ended December 31, 2004, including approximately $3.2 million of non-cash charges for the amortization of deferred stock-based compensation and acquired intangibles. We anticipate expenses to increase slightly over last quarter, primarily due to labor-related costs for additional engineering and field customer support personnel, as well as, increases in marketing related to product introductions and product development costs.

NON OPERATING INCOME AND EXPENSES

Provision for Income Taxes

We recorded an income tax benefit of $0.3 million for the three months ended September 30, 2004 compared to $0.9 million for the three months ended September 30, 2003. Our accounting effective tax rate differs from the expected statutory rates due to several permanent differences including, but not limited to, federal and state research and experimental development tax credits, stock-based compensation expense, foreign exchange fluctuations and differences in tax rates in foreign jurisdictions. The net tax benefit of these items is partially offset by changes in the valuation allowance against net operating loss carryforwards in the United States. Therefore, the effective tax rate for accounting purposes is, and will continue to be, directly impacted by the mix of earnings between the United States and foreign jurisdictions. A valuation allowance is recorded to the extent that it is not more likely that some portion of the deferred tax assets will be realized.

On October 22, 2004, the “American Jobs Creation Act of 2004” was signed into law in the United States, amending certain rules surrounding tax liabilities arising on repatriation of funds from foreign subsidiaries. As of September 30, 2004, the company has considered its undistributed foreign earnings to be indefinitely reinvested in the foreign jurisdictions, no taxes that would be exigible if the funds were repatriated have been provided. Genesis is currently considering whether it should repatriate any funds as a result of this change in legislation. If it chooses to do so, this may result in an additional tax charge in the period during which any decision is made.

SIX MONTHS ENDED SEPTEMBER 30, 2004

REVENUE AND GROSS PROFIT

The following table shows unaudited statement of operations data for the six-month periods ended September 30, 2004 and September 30, 2003:

	Six months ended September 30
	2004	2003
Total revenue	$102,924	$102,050
Gross profit	42,417	42,183
Gross profit percentage	41.2%	41.3%

Revenue by geography:
United States	$4,161	$7,479
China	37,675	33,288
Japan	7,165	7,582
South Korea	23,968	26,913
Taiwan	15,249	14,777
Rest of world	14,706	12,011

Total revenue	$102,924	$102,050

Total Revenues

Revenues of $102.9 million for the six months ended September 30, 2004 were higher than the $102.1 million recorded during the six months ended September 30, 2003. Unit shipments increased by 28% from the previous year. However, the revenue impact from these unit volumes was offset by declining average selling prices (“ASP”) of 19% during the same period.

During the six months ended September 30, 2004, we estimate that approximately 46% of total revenue was from consumer video related products, compared with 25% for the six months ended September 30, 2003.

Gross Profit

Gross profit for the six months ended September 30, 2004 did not change significantly from the previous period. Gross profit increased by $0.2 million to $42.4 million. This also resulted in similar gross profit percentage for both periods, with 41.2% for the six months ended September 30, 2004 compared with 41.3% for the corresponding period during fiscal 2004.

OPERATING EXPENSES

As with the discussion of the three month period earlier in this MD&A, the following table presents operating expenses for the six month periods ended September 30, 2004 and September 30, 2003 in the form reviewed by Management.

	Six months ended
	September 30, 2004		September 30, 2003
	$000	% of Revenue	$000	% of Revenue
Research and development	$15,552	15.1%	$13,666	13.4%
Selling, general and administrative	21,546	20.9%	18,910	18.5%
Costs associated with patent litigation	1,367	1.3%	6,054	5.9%
Amortization of acquired intangibles	5,308	5.2%	5,308	5.2%
Amortization of deferred stock-based compensation	1,597	1.6%	1,840	1.8%

Total operating expenses	$45,370	44.1%	$45,778	44.8%

Research and Development

Research and development expenses for the six months ended September 30, 2004 were $15.6 million, compared with $13.7 million in the six months ended September 30, 2003. As for the three month period ended September 30, 2004, this 14% increase was due to higher labor related costs and hardware and software license expenses as we continued to invest more heavily in the research and development of technologies addressing the advanced television and video markets.

These expenses represented 15.1% of revenues in the six months ended September 30, 2004, and 13.4% in the six months ended September 30, 2003.

Selling, General and Administrative

Selling, general and administrative expenses for the six months ended September 30, 2004 were $21.5 million, compared with $18.9 million in the six months ended September 30, 2003. This increase reflects the investment in building both the brand value of our products and the infrastructure, including increased headcount, to support the expected growth in the advanced display market, and costs associated with compliance with the Sarbanes-Oxley Act of 2002.

These expenses represented 20.9% of revenues in the six months ended September 30, 2004 and 18.5% in the six months ended September 30, 2003.

Amortization of Acquired Intangibles and In-Process Research and Development

Amortization of acquired intangible assets was $5.3 million for the six months ended September 30, 2004 and 2003.

Amortization of deferred stock-based compensation

Amortization of deferred stock-based compensation declined by $0.2 million to $1.6 million for the six months ended September 30, 2004 from $1.8 million during the six months ended September 30, 2003, as the related options become fully vested over time.

Costs Associated with Patent Litigation

These costs decreased significantly for the six months ended September 30, 2004, declining by $4.7 million, or 77%, as ITC proceedings came to an end during the period. More details of the various litigation matters are described in Part II: Other Information, Item 1. Legal Proceedings.

Total Operating Expenses

Total operating expenses for the six months ended September 30, 2004 were $45.4 million compared to $45.8 million.

NON OPERATING INCOME AND EXPENSES

Provision for Income Taxes

We recorded an income tax benefit of $0.6 million for the six months ended September 30, 2004 compared to $0.7 million for the six months ended September 30, 2003. Our accounting effective tax rate differs from the expected statutory rates due to several permanent differences including, but not limited to, federal and state research and experimental development tax credits, stock-based compensation expense, foreign exchange fluctuations and differences in tax rates in foreign jurisdictions. The net tax benefit of these items is partially offset by changes in the valuation allowance against net operating loss carryforwards in the United States. Therefore, the effective tax rate for accounting purposes is, and will continue to be, directly impacted by the mix of earnings between the United States and foreign jurisdictions. A valuation allowance is recorded when it is more likely than not that some portion of the deferred tax assets will not be realized.

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

	September 30, 2004	March 31, 2004
Cash, cash equivalents and short-term investments	$117,287	$118,222
Working capital	$152,558	$147,651
Current ratio	7.98	7.19
Receivables days outstanding	60	46
Inventory turnover days	54	53

We believe that our financial condition remains strong. At September 30, 2004, cash, cash equivalents and short-term investments totaled $117.3 million compared with $118.2 million at March 31, 2004. However, our current ratio increased to 7.98 at September 30, 2004 from 7.19 at March 31, 2004. Prior to changes in working capital balances, we generated $6.3 million of cash provided by operations during the six months ended September 30, 2004, compared with $4.8 million for the three months ended September 30, 2003. We have no debt and we expect to continue to generate cash from operations during fiscal 2005. After changes in working capital balances, net cash provided by operating activities was $0.5 million for the six months ended September 30, 2004 compared with $0.1 million for the six months ended September 30, 2003.

Working capital uses of cash related primarily to an increase in accounts receivable and a decrease in accounts payable. Accounts receivable increased by $5.0 million from March 31, 2004 to September 30, 2004. The days sales outstanding also increased from 46 days at March 31, 2004 to 60 days at September 30, 2004. This increase is attributable to the timing of shipments to our customers during the period and more favorable credit terms offered to customers in response to competitive pressures. For the three months ended September 30, 2004, our three largest customers accounted for 38% of revenue, compared with 39% for the three months ended September 30, 2003. Additionally, the top three customers accounted for 41% of accounts receivable at September 30, 2004 and 44% at March 31, 2004. Inventory levels decreased by 6% from March 31, 2004 to $ 17.3 million, primarily resulting from lower weighted average product cost. Average days of inventory on hand at September 30, 2004 remained relatively stable at 54 days, compared to 53 days at March 31, 2004. The average inventory levels and inventory turns is impacted by a number of dynamic activities including the accuracy of customer forecasts, expected panel supplies, and pricing considerations. These activities are not necessarily an indication of what inventory turns might be in the future. Accounts payable and accrued liabilities decreased by $4.0 million during the six months ended September 30, 2004, primarily resulting from the timing of payments made to certain significant suppliers.

Net cash provided by investing activities was $77.6 million during the six months ended September 30, 2004, compared with $0.8 million during the six months ended September 30, 2004. This was primarily due to the net sale of short-term investments of $82.3 million offset by capital expenditures of $3.3 million.

Net cash provided by financing activities was $3.3 million for the six months ended September 30, 2004, and $5.9 million for the six months ended September 30, 2003. This represented funds received for the purchase of shares under the terms of our stock option plans and employee stock purchase plan.

Contractual Obligations

As of September 30, 2004, our principal commitments consisted of obligations outstanding under operating leases. These commitments include leases for two premises in the United States, located in San Jose and Alviso, California, two in China and one location in each of Canada, India, Japan, South Korea and Taiwan. In addition, we have obligations under operating leases for equipment. The aggregate minimum annual payments required under our lease obligations, excluding expected sub-lease income, by fiscal year are as follows, in thousands of dollars:

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

RISK FACTORS

A number of our statements in this report, including those concerning our anticipated revenues, gross margins, operating expenses, amortization of intangibles and stock-based compensation, liquidity and business strategy, are forward looking and subject to various risks and uncertainties. The following factors may have a harmful impact on our business:

Our quarterly revenues and operating results fluctuate due to a variety of factors, which may result in volatility or a decline in our stock price.

Our historical revenues and operating results have varied significantly from quarter to quarter due to a number of factors, including:

•	Growth rate of the LCD monitor market, flat-panel TV market and our other markets;

•	Fluctuations in supply or demand for other components included in flat panel displays;

•	Changes in the mix of products we sell;

•	Degree of market acceptance of our products and the displays into which our products are incorporated;

•	Increased competition and competitive pricing pressures;

•	Our ability to make timely new product introductions;

•	Customer inventory levels and manufacturing schedules;

•	Supply of products from our third party suppliers;

•	Changes in product costs or manufacturing yields or available production capacity at our fabrication facilities;

•	Seasonality in demand for our products or our customers’ displays;

•	Costs and outcome of legal proceedings; and

•	The evolving and unpredictable nature of the markets for our customers’ display products that incorporate our products.

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

The markets for our products are highly concentrated. Our sales are derived from a limited number of customers. Sales to our largest five customers accounted for 57% of our revenues, and for our largest customer 14%, for the three months ended September 30, 2004. We expect that a small number of customers will continue to account for a large amount of our revenues. Most of our sales are made on the basis of purchase orders rather than long-term agreements so that any customer could cease purchasing products at any time without penalty. The decision by any large customer to decrease or cease using our products could harm our business.

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

Our sales are derived from a limited number of products. Three of our products accounted for 48% of our revenues for the three months ended September 30, 2004. There were no other products accounting for more than ten percent of our revenues. We expect that a small number of products will continue to account for a large amount of our revenues.

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

Intellectual property infringement suits brought against us or our customers may significantly harm our business

We have been defending claims brought against us by Silicon Image, Inc., alleging that certain of our products that contain digital receivers infringe various Silicon Image patent claims. On December 19, 2003, the court issued its amended final judgment in the proceeding, which such judgment is being appealed; see Part II Other Information, Item 1. Legal Proceedings. In addition, IP Innovation LLC has sued Dell Computer Corporation, alleging patent infringement by certain of Dell’s LCD televisions that contain our display controller products. These lawsuits or any future patent infringement lawsuits could subject us to permanent injunctions preventing us from selling the accused products and/or cause us to incur significant costs, including defense costs, settlements and judgments. In addition, as a result of these lawsuits or any future patent infringement lawsuits, our existing customers may decide to stop buying our products, and prospective customers may be unwilling to buy our products.

Intellectual property lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention.

In addition, if we are unsuccessful and our products (or our customers’ monitors or televisions that contain our products) are found to infringe the intellectual property rights of others, we could be forced to do one or more of the following:

•	Stop selling the products or using the technology that contain the allegedly infringing intellectual property;

•	Attempt to obtain a license to the relevant intellectual property, which license may not be available on reasonable terms or at all;

•	Incur substantial costs including defense costs, settlements and/or judgments; and

•	Attempt to redesign those products that contain the allegedly infringing intellectual property.

As a result, intellectual property litigation could have a material adverse effect on our revenues, financial results and market share.

We may be required to indemnify our customers against claims of intellectual property infringement

From time to time, we enter into agreements with our customers that contain indemnification provisions for claims based on infringement of third party intellectual property rights. As a result, if such a claim based on our products is made against an indemnified customer, we may be required under our indemnification obligations to defend or settle the litigation, and/or to reimburse that customer for its costs, including defense costs, settlements and judgments. For example, some of our customers have requested assistance and indemnification in connection with a lawsuit brought against Dell Computer Corporation by IP Innovation LLC alleging patent infringement by certain LCD televisions that may contain our products. This or other patent litigation and any indemnification obligations we may have could have a material adverse effect on our revenues, financial results and market share, and could result in significant payments by us that could have a material adverse effect on our financial position.

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

We subcontract our manufacturing, assembly and test operations.

We do not have our own fabrication facilities, assembly or testing operations. Instead, we rely on others to fabricate, assemble and test all of our products. Most of our products use silicon wafers manufactured by Taiwan Semiconductor Manufacturing Corporation, the loss of which could result in a material increase in the price we must pay for silicon wafers. None of our products are fabricated by more than one supplier. There are many risks associated with our dependence upon outside manufacturing, including:

•	Reduced control over manufacturing and delivery schedules of products;

•	Potential political or environmental risks in the countries where the manufacturing facilities are located;

•	Reduced control over quality assurance and reliability;

•	Increased manufacturing cost to us in the event that manufacturing capacity becomes constrained;

•	Difficulty of management of manufacturing costs and quantities;

•	Potential lack of adequate capacity during periods of excess demand; and

•	Potential misappropriation of intellectual property.

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

Our third-party wafer foundries, third-party assembly and test subcontractors and significant customers are located in an area susceptible to natural disasters.

Most of our outside foundries, third-party assembly and test subcontractors are located in Taiwan, which is an area susceptible to natural disasters. In addition, some of our significant customers are located in Taiwan. Damage caused by natural disasters in Taiwan may result in shortages of water or electricity or cause transportation difficulties that could limit the production capacity of our outside foundries or the ability of our subcontractors to provide assembly and test services. Any reduction in production capacity or the ability to provide assembly and test services could cause delays or shortages in our product supply, which would harm our business. Foundries located in Taiwan were responsible for most of our semiconductor product revenue for the three months ended September 30, 2004. Sales to customers located in Taiwan were 17% of our revenue for the three months ended September 30, 2004. If future natural disasters damage our customers’ facilities or equipment they could reduce their purchases of our products, which would harm our business. In addition, the operations of suppliers to our outside foundries and our Taiwanese customers could be disrupted by future natural disasters, which could in turn harm our business by resulting in shortages in our product supply or reduced purchases of our products.

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

A large portion of our revenues will come from sales to customers outside of the United States, particularly to equipment manufacturers located in South Korea, China, Japan and Taiwan. For the three months ended September 30, 2004, sales to regions outside of the United States represented 95% of revenues. For that same period, sales to China and South Korea alone constituted 33% and 25%, respectively, of revenues. These sales are subject to numerous risks, including:

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

New laws require that we undertake an evaluation of our internal controls that may identify internal control weaknesses and cause our operating expenses to increase.

The Sarbanes-Oxley Act of 2002, the California Disclosure Act and newly proposed or enacted rules and regulations of the Securities and Exchange Commission and the National Association of Securities Dealers impose new duties on us and our executives, directors, attorneys and independent registered public accountants. In order to comply with the Sarbanes-Oxley Act and such new rules and regulations, we are evaluating our internal controls systems to allow management to report on, and our independent auditors to attest to, our internal controls. We are currently performing the process of evaluation and testing, and any necessary remediation required, in an effort to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. These rules are effective for Genesis as of the March 31, 2005 yearend. As a result, we expect to incur additional expenses for outside legal, accounting and advisory services, any of which could materially increase our operating expenses and accordingly reduce our net income or increase our net losses. While we aim to fully implement the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the outcome of our testing and resulting remediation actions or the impact of the same on our operations, since there is no precedent available by which to measure compliance adequacy. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent auditors will not issue an unqualified opinion, or we may be subject to investigation and/or sanctions by regulatory authorities, such as the Securities Exchange Commission or The NASDAQ Stock Market and our reputation may be harmed, even though non-compliance may not result in an error in financial reporting. Any such action by regulatory authorities could adversely affect our financial results and the market price of our common stock.

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

We carry out a significant portion of our operations outside of the United States, primarily in Canada and in India and to a lesser extent China, Japan, South Korea and Taiwan. Although virtually all of our revenues and costs of revenues are denominated in U.S. dollars, portions of our operating revenue and expenses are denominated in foreign currencies. Accordingly, our operating results are affected by changes in the exchange rate between the U.S. dollar and those currencies. Any future strengthening of those currencies against the U.S. dollar could negatively impact our operating results by increasing our operating expenses as measured in U.S. dollars. We do not currently engage in any hedging or other transactions intended to manage the risks relating to foreign currency exchange rate fluctuations, other than natural hedges that occur as a result of holding both assets and liabilities denominated in foreign currencies. We may in the future undertake hedging or other such transaction if we determine it is necessary to offset exchange rate risks. Based on our overall currency rate exposure at September 30, 2004, a near-term 10% appreciation or depreciation in the U.S. dollar relative to a pool of our foreign currencies would not have a material effect on our operating results or financial condition.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management evaluated, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Interim Chief Executive Officer and Chief Financial Officer has concluded our disclosure controls and procedures as of the end of the period covered by this report are effective to ensure information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Our disclosure controls and procedures provide our Interim Chief Executive Officer and Chief Financial Officer reasonable assurances that our disclosure controls and procedures will achieve their objectives. However, company management, including our Interim Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all human error. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance all control issues and instances of error, if any, within our company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated objectives under all potential future conditions.

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

International Trade Commission and Related Litigation

In March 2002, Genesis filed a patent infringement lawsuit against Media Reality Technologies, Inc. (“MRT”), SmartASIC Inc., and Trumpion Microelectronics, Inc. (“Trumpion”) in the United States District Court for the Northern District of California. The complaint alleged that certain MRT, SmartASIC and Trumpion products, which are sold as video/graphics display controllers, infringe various claims of a Genesis U.S. patent. This patent has also been issued in Japan and Korea and is pending in Taiwan. As part of this lawsuit, Genesis sought monetary damages and a permanent injunction that bars MRT and Trumpion from making, using, importing, offering to sell, or selling the allegedly infringing products in the United States. In September 2002, Genesis filed a similar patent infringement complaint against the three companies in the United States International Trade Commission (“ITC”), as discussed below. Except for the counterclaims by MRT discussed below, the Northern District of California case has been stayed pending the outcome of the ITC action and currently remains stayed. In January 2003, Genesis announced a settlement of its litigation against SmartASIC Inc.; the litigation with respect to the other defendants has not been settled. MRT has asserted counterclaims against Genesis, alleging trade secret misappropriation, interference with economic advantage, and unfair practices and competition. Genesis intends to vigorously defend against these claims. In addition, in response to a complaint filed by MRT, the Taiwan Fair Trade Commission is investigating Genesis’s alleged violation of the Taiwan Fair Trade Law. The future financial impact of these claims is not yet determinable and no provision has been made in our consolidated financial statements for any future costs or settlements associated with these claims.

In September 2002, Genesis filed a patent infringement complaint against MRT, SmartASIC Inc., and Trumpion in the ITC. The Genesis legal action alleged that MRT, SmartASIC, and Trumpion products infringe Genesis’s patented technology. In January 2003, Genesis announced a settlement of its litigation against SmartASIC Inc. Genesis sought an order from the ITC to exclude MRT and Trumpion’s products and other products containing MRT or Trumpion’s products from entry into the United States. On October 15, 2002, the ITC voted to institute an investigation into the complaint. In October 2003, the Administrative Law Judge (“ALJ”) of the ITC issued an initial determination that MRT and Trumpion did not infringe the asserted patent. However, in January 2004, the ITC remanded the case to the ALJ to make new findings under a different interpretation of the patent. On May 20, 2004, the ALJ issued a revised initial determination that MRT and Trumpion infringe the asserted patent.

In March 2003, Genesis filed a second patent infringement complaint against MRT and Trumpion in the ITC. Genesis subsequently amended its complaint to add Mstar Semiconductor, Inc. (“Mstar”) as a respondent, and withdrew its complaint against Trumpion. The Genesis legal action alleges that Mstar’s MST series of products and MRT’s Mascot series of products infringe Genesis’s patented technology. Genesis sought an order from the ITC to exclude Mstar’s and MRT’s products and other products containing MRT or Mstar’s products from entry into the United States. In April 2003, the ITC voted to institute an investigation into the complaint. In April 2004, the ALJ issued an initial determination that Mstar infringes one of two the patents asserted against it, and that MRT did not infringe the one patent asserted against it in this case.

On May 21, 2004 the ITC combined the two patent infringement cases into one case. In June 2004, Mstar filed a petition for preliminary injunction against a Genesis supplier in Taiwan district court, alleging that a certain Genesis product infringes Mstar’s Taiwanese patent. Mstar subsequently withdrew this petition in July 2004. Genesis filed a reverse injunction suit against Mstar in Taiwan district court, alleging no infringement and invalidity of the Mstar patent at issue, which such suit is pending.

On August 20, 2004, the ITC determined that Mstar, MRT and Trumpion infringe Genesis’s patent, and issued an exclusion order preventing the importation of MStar, MRT and Trumpion’s display controllers into the United States, as well as LCD monitors and boards containing these products.

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

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2004 we furnished the following current reports on Form 8-K.

On August 10, 2004, we furnished a Report on Form 8-K related to George A. Duguay’s and Alexander S. Lushtak’s decision not to stand for re-election to our Board of Directors at our 2004 annual meeting of stockholders.

On July 26, 2004, we furnished a Report on Form 8-K related to the announcement of our financial results for our fiscal quarter ended June 30, 2004.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number	Exhibit Description
2.1(1)	Agreement and Plan of Merger and Reorganization, dated as of September 27, 2001, by and between Genesis Microchip Incorporated and Sage, Inc.

2.2(1)	Share Exchange and Arrangement Agreement and Plan of Arrangement by and among the Registrant, Genesis Microchip Nova Scotia Corp., and Genesis Microchip Incorporated.

2.3(2)	Agreement and Plan of Merger, dated as of March 17, 2003, among Genesis Microchip Inc., Display Acquisition Corporation and Pixelworks, Inc. (with Forms of Voting Agreements).

3.1(1)	Certificate of Incorporation of the Registrant.

3.2(3)	Amended and Restated Bylaws of the Registrant.

3.3(4)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.

4.1(1)	Form of Common Stock Certificate of the Registrant.

4.2(4)	Preferred Stock Rights Agreement, dated as of June 27, 2002, between the Registrant and Mellon Investor Services, L.L.C., as amended on March 16, 2003.

10.1(5)	Agreement, dated January 20, 1997, between Yves Faroudja and Faroudja Laboratories, Inc.

10.2	[Intentionally omitted]

10.3(6)*	Offer of employment to James E. Donegan dated June 25, 2002.

10.4(6)*	Settlement Agreement and Release with Amnon Fisher.

10.5(9)*	Offer Letter of Employment with Anders Frisk, dated February 15, 2000.

10.6(9)*	Offer Letter of Employment with Matthew Ready, dated April 12, 2000.

10.7(9)*	Offer Letter of Employment from Paradise Electronics, Inc. to Mohammad Tafazzoli, dated February 17, 1998.

10.8(7)*	Form of Change of Control Severance Agreement (as entered into between Genesis and, among others, each of Anders Frisk, Raphael Mehrbians, Tzayao Chan, and Mohammad Tafazzoli).

10.9(9)*	Separation Agreement and Release with Chandrashekar Reddy.

10.10	(9)*	Consulting Agreement with Chandrashekar Reddy.

10.11	(8)*	1987 Stock Option Plan.

10.12	(8)*	1997 Employee Stock Option Plan.

10.13	(9)*	1997 Employee Stock Purchase Plan, as last amended on September 17, 2002.

10.14	(8)*	1997 Non-Employee Stock Option Plan.

10.15	(8)*	2000 Nonstatutory Stock Option Plan.

10.16	(8)*	2001 Nonstatutory Stock Option Plan.

10.17	(8)*	Paradise Electronics, Inc. 1997 Employee Stock Option Plan.

10.18	(8)*	Sage, Inc. Second Amended and Restated 1997 Stock Plan.

10.19	(9)*	2001 Employee Stock Purchase Loan Plan (for non-officers).

10.20	(9)	Lease Termination Agreement with 1601 McCarthy Boulevard, L.L.C. regarding premises located in Milpitas, California.

10.21	(12)	Settlement Agreement and Release with James E. Donegan.

10.22	(10)	Termination and Release Agreement, dated as of August 5, 2003, among Genesis Microchip Inc., Display Acquisition Corporation and Pixelworks, Inc.

10.23	(11)	Offer Letter with Michael Healy.

10.24	(11)	Change of Control Severance Agreement with Michael Healy.

10.25	(11)	Option Exchange Agreement with Raphael Mehrbians.

10.26	(14)	Interim CEO Employment Agreement with Eric Erdman.

10.27	(14)	Form of director and officer indemnification agreement.

10.28	(13)	2003 Stock Plan.

10.29		Form of 2000 Nonstatutory Stock Option Plan Stock Option Agreement with Nonemployee Directors

10.30		Form of 2000 Nonstatutory Stock Option Plan International Stock Option Agreement

10.31		Form of 2000 Nonstatutory Stock Option Plan Stock Option Agreement for China

21(9)		Subsidiaries.

31.1		Certification of Interim Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2		Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1		Certification of Interim Chief Executive Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2		Certification of Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-72202) filed with the Securities and Exchange Commission on October 25, 2001, as amended.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2003.
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 1, 2002, as amended.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A12G filed with the Securities and Exchange Commission on August 5, 2002, as amended by the Registrant’s Statement on Form 8-12G/A filed with the Securities and Exchange Commission on March 31, 2003.
(5)	Incorporated by reference to Faroudja Laboratories, Inc.’s Form S-1 (File No. 333-32375) filed with the Securities and Exchange Commission on July 30, 1997, as amended.
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002.
(7)	Incorporated by reference to Registration Statement on Form S-4 filed by Pixelworks, Inc. with the Securities and Exchange Commission on April 18, 2003, as amended.
(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Securities Exchange Commission on February 21, 2002.

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities Exchange Commission on June 20, 2003.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on August 6, 2003.
(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on February 13, 2004.
(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A filed with the Securities Exchange Commission on July 29, 2003.
(13)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Securities Exchange Commission on October 15, 2003.
(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities Exchange Commission on June 10, 2004.
*	Identifies a management contract or compensatory plan of arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of this report.

(b)	Reports on Form 8-K

On August 10, 2004, we furnished a Report on Form 8-K related to George A. Duguay’s and Alexander S. Lushtak’s decision not to stand for re-election to our Board of Directors at our 2004 annual meeting of stockholders.

On July 26, 2004, we furnished a Report on Form 8-K related to the announcement of our financial results for our fiscal quarter ended June 30, 2004.

SIGNATURE

Our authorized representative has signed this report on our behalf as required by the Securities Exchange Act of 1934.

GENESIS MICROCHIP INC.

By:	/s/ MICHAEL E. HEALY
Michael E. Healy
Chief Financial Officer

(Authorized Officer &
Principal Financial Officer)

Date: November 9, 2004