Form 10-Q
period 2004-12-31
GENESIS MICROCHIP INC /DE
filed 2005-02-09
CIK 1161396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

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

There were 33,434,311 shares of the registrant’s common shares issued and outstanding as of January 31, 2005.

GENESIS MICROCHIP INC.

FORM 10-Q

NINE MONTHS ENDED DECEMBER 31, 2004

*	No information has been provided because this item is not applicable.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

GENESIS MICROCHIP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share amounts)

	December 31, 2004	March 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,362	$19,241
Short-term investments	91,957	98,981
Accounts receivable trade, net of allowance for doubtful accounts of $ 536 at December 31 and $422 at March 31	26,428	28,325
Inventories	16,438	18,503
Other	5,902	6,472

Total current assets	180,087	171,522
Property and equipment	17,132	17,257
Acquired intangibles	19,659	26,731
Goodwill	189,997	189,152
Deferred income taxes	7,570	3,402
Other	3,581	2,662

Total assets	$418,026	$410,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,647	$9,848
Accrued liabilities	13,728	11,503
Income taxes payable	3,147	2,520

Total current liabilities	24,522	23,871
Stockholders’ equity:
Capital stock:
Preferred stock:
Authorized - 5,000 preferred shares, $0.001 par value Issued and outstanding - none at December 31 or March 31
Common stock:
Authorized - 100,000 common shares, $0.001 par value Issued and outstanding - 33,250 shares at December 31 and 32,653 shares at March 31	33	32
Additional paid-in capital	402,919	395,837
Cumulative other comprehensive loss	(94)	(94)
Deferred stock-based compensation	(664)	(2,833)
Deficit	(8,690)	(6,087)

Total stockholders’ equity	393,504	386,855

Total liabilities and stockholders’ equity	$418,026	$410,726

See accompanying notes to condensed consolidated financial statements.

GENESIS MICROCHIP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended December 31		Nine Months Ended December 31
	2004	2003	2004	2003
Revenues	$48,286	$56,498	$151,210	$158,548
Cost of revenues (1)	26,609	34,146	87,116	94,013

Gross profit	21,677	22,352	64,094	64,535

Operating expenses:
Research and development (2)	7,928	7,417	24,677	22,522
Selling, general and administrative (3)	14,625	9,515	36,571	28,826
Provision for costs associated with patent litigation	989	3,529	2,356	9,583
Amortization of acquired intangibles	2,654	2,654	7,962	7,962

Total operating expenses	26,196	23,115	71,566	68,893

Loss from operations	(4,519)	(763)	(7,472)	(4,358)

Interest income	534	314	1,253	786
Gain on sale of investment	—	663	—	663

Earnings (loss) before income taxes	(3,985)	214	(6,219)	(2,909)
Provision for (recovery of) income taxes	(2,985)	35	(3,616)	(643)

Net earnings (loss)	$(1,000)	$179	$(2,603)	$(2,266)

Earnings (loss) per share:
Basic and diluted	$(0.03)	$0.01	$(0.08)	$(0.07)

Weighted average number of common shares outstanding:
Basic	33,151	31,948	32,969	31,655
Diluted	33,151	33,201	32,969	31,655
(1) Amount excludes amortization of acquired developed technology included in amortization of acquired intangibles	$1,925	$1,925	$5,775	$5,775
(2) Amount includes stock-based compensation expense	$408	$723	$1,605	$2,162
(3) Amount includes stock-based compensation expense	$2,057	$207	$2,457	$608

See accompanying notes to condensed consolidated financial statements.

GENESIS MICROCHIP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended December 31
	2004	2003
Cash flows from (used in) operating activities:
Net loss	$(2,603)	$(2,266)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	5,281	3,569
Amortization of acquired intangibles	7,962	7,962
Non-cash stock-based compensation	4,062	2,770
Deferred income taxes	(4,168)	(3,074)
Gain on sale of investment	—	(663)
Other	104	(1)
Change in operating assets and liabilities:
Accounts receivable trade	1,897	(621)
Inventories	2,065	(12,510)
Other current assets	570	(322)
Accounts payable	(2,201)	15,841
Accrued liabilities	2,225	(5,679)
Income taxes payable	627	1,753

Net cash from operating activities	15,821	6,759
Cash flows from investing activities:
Purchase of short-term investments	(174,683)	(68,477)
Proceeds on sales and maturities of short-term investments	181,707	—
Additions to property and equipment	(4,396)	(6,991)
Other	(3,518)	2,852

Net cash used in investing activities	(890)	(72,616)
Cash flows from financing activities:
Proceeds from issue of common stock	5,190	8,569

Net cash provided by financing activities	5,190	8,569

Increase (decrease) in cash and cash equivalents	20,121	(57,288)
Cash and cash equivalents, beginning of period	19,241	113,138

Cash and cash equivalents, end of period	$39,362	$55,850

See accompanying notes to condensed consolidated financial statements.

GENESIS MICROCHIP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of presentation

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) and according to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Consequently, they do not include all of the information and footnotes required by United States generally accepted accounting principles for a complete set of annual financial statements. These condensed financial statements should be read in conjunction with our financial statements and notes thereto for the year ended March 31, 2004 that are included in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. We believe that the accompanying financial statements reflect all adjustments, consisting solely of normal, recurring adjustments, that are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the period ended December 31, 2004 are not necessarily indicative of the results to be expected for the full fiscal year or for any other period.

2. Stock-based compensation

We have elected to follow Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and related interpretations, in accounting for employee stock options. Under APB 25, deferred stock-based compensation is recorded at the option grant date in an amount equal to the excess, if any, of the market value of a share of common stock over the exercise price of the option. Deferred stock-based compensation is amortized on a straight-line basis over the vesting period of the individual options, generally two to four years.

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

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation–Transition and Disclosure, an amendment of FASB Statement No. 123”. This Statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements.

SFAS 123, as amended, requires the disclosure of pro forma net income and earnings per share as if we adopted the fair value method for all stock option grants as of the beginning of its 1996 fiscal year. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from Genesis’ stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

Genesis’ calculations were made using the Black-Scholes option-pricing model using a dividend yield of 0% and the assumptions noted in the following tables.

	Three Months Ended December 31		Nine Months Ended December 31
	2004	2003	2004	2003
Stock Option Plans:
Risk-free interest rates	3.6%	2.5%	3.6%	2.5%
Volatility	102%	105%	102%	108%
Expected life in years	5	5	5	5

Employee Stock Purchase Plans:
Risk-free interest rates	2.6%	1.1%	2.6%	1.1%
Volatility	102%	108%	102%	108%
Expected life in years	1.25	1.25	1.25	1.25

The weighted average fair values of options granted during the three months ended December 31, 2004 and December 31, 2003 were $ 11.66 and $ 12.44 respectively. The weighted average fair values of options granted during the nine months ended December 31, 2004 and December 31, 2003 were $ 10.71 and $ 11.33 respectively.

Had compensation expense been determined based on the fair value of awards at the grant dates in accordance with the methodology prescribed in SFAS 123, Genesis’ net loss and loss per share for the three and nine months ended December 31, 2004 and December 31, 2003 would approximate the pro forma disclosure as follows (in thousands, except per share amounts):

	Three Months Ended December 31		Nine Months Ended December 31
	2004	2003	2004	2003
Net earnings (loss) attributable to common stockholders:
As reported	$(1,000)	$179	$(2,603)	$(2,266)
Stock compensation, as reported	2,465	930	4,062	2,770
Stock compensation, under SFAS 123	(8,557)	(5,712)	(19,979)	(17,146)

Pro forma	$(7,092)	$(4,603)	$(18,520)	$(16,642)

Basic earnings (loss) per share:
As reported	$(0.03)	$0.01	$(0.08)	$(0.07)
Pro forma	$(0.21)	$(0.14)	$(0.56)	$(0.53)

Diluted earnings (loss) per share:
As reported	$(0.03)	$0.01	$(0.08)	$(0.07)
Pro forma	$(0.21)	$(0.14)	$(0.56)	$(0.53)

The effects on pro forma disclosure of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosure in future years.

3. Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing the net earnings (loss) in a period by the weighted average number of shares of common stock outstanding during that period. Diluted (earnings) loss per share is calculated in order to give effect to all potential dilutive shares of common stock issuable during the period on the exercise of outstanding options or warrants. The weighted average number of diluted shares outstanding is calculated by assuming that any proceeds from potential shares of common stock, such as stock options, are used to repurchase shares of common stock at the average market share price in the period.

Per share information calculated on this basis is as follows (in thousands, except for share amounts):

	Three Months Ended December 31		Nine Months Ended December 31
	2004	2003	2004	2003
Numerator:
Net earnings (loss)	$(1,000)	$179	$(2,603)	$(2,266)

Denominator for basic and diluted earnings (loss) per share:
Weighted average common shares outstanding	33,151	31,948	32,969	31,655

Basic and diluted earnings (loss) per share:
As reported	$(0.03)	$0.01	$(0.08)	$(0.07)
Pro forma	$(0.03)	$0.01	$(0.08)	$(0.07)

Anti-dilutive potential common shares excluded from above calculation	8,573	6,231	8,073	5,019

Had we been profitable during the three and nine months ended December 31, 2004 and the nine months ended December 31, 2003, the weighted average number of shares outstanding for purposes of calculating diluted earnings per share would have been increased by (in thousands):

	Three Months Ended December 31		Nine Months Ended December 31
	2004	2003	2004	2003
Stock options	1,430	—	1,232	1,195

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

Genesis invoices its customers in U.S. dollars. Revenues from unaffiliated customers by geographic region were as follows (in thousands):

	Three Months Ended December 31		Nine Months Ended December 31
	2004	2003	2004	2003
United States	$2,518	$3,731	$6,679	$11,210
China	16,089	25,861	53,764	59,149
Japan	3,744	4,116	10,909	11,698
South Korea	12,757	11,838	36,725	38,751
Taiwan	7,141	5,696	22,390	20,473
Rest of world	6,037	5,256	20,743	17,267

	$48,286	$56,498	$151,210	$158,548

Net long-lived assets by country of location were as follows (in thousands):

	December 31, 2004	March 31, 2004
United States	$218,537	$226,849
Rest of world	8,251	6,291

	$226,788	$233,140

Customer concentration information

The following table shows the percentage of our revenues in each period that was derived from customers who individually accounted for more than 10% of revenues in that period:

	Three Months Ended December 31		Nine Months Ended December 31
	2004	2003	2004	2003
Customer A	16%	—	12%	—
Customer B	—	13%	11%	15%
Customer C	—	12%	10%	11%
Customer D	—	12%	—	—
Customer E	—	11%	—	10%

The following table shows customers accounting for more than 10% of accounts receivable trade at December 31, 2004 and March 31, 2004:

	December 31, 2004	March 31, 2004
Customer 1	16%	13%
Customer 2	15%	14%
Customer 3	10%	—
Customer 4	10%	—
Customer 5	—	17%
Customer 6	—	11%

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

5. Inventories

Inventories consist of the following (in thousands):

	December 31, 2004	March 31, 2004
Finished goods	$9,958	$13,438
Work-in-process	9,524	8,308

	19,482	21,746
Less: Inventory reserve	(3,044)	(3,243)

	$16,438	$18,503

The following table presents a roll forward of the inventory obsolescence reserve for the indicated periods (in thousands):

	Three Months Ended December 31		Nine Months Ended December 31
	2004	2003	2004	2003
Balance at beginning of period	$3,758	$4,117	$3,243	$3,630
Charged to cost of revenues	(296)	(203)	511	284
Charge offs	(418)	(275)	(710)	(275)

Balance at end of period	$3,044	$3,639	$3,044	$3,639

6. Product warranty

Genesis’ product warranty reserve is included in accrued liabilities and reflects management’s best estimate of probable liability under its product warranties. Management estimates the reserve based on known product failures (if any), historical experience, and other currently available evidence.

The following table presents a roll forward of the product warranty reserve for the indicated periods (in thousands):

	Three Months Ended December 31		Nine Months Ended December 31
	2004	2003	2004	2003
Balance at beginning of period	$200	$500	$200	$500
Provision	18	94	135	530
Charge offs	(11)	(94)	(128)	(530)

Balance at end of period	$207	$500	$207	$500

7. Contingent liabilities

Silicon Image Litigation

In April 2001, Silicon Image, Inc. (“Silicon Image”) filed a patent infringement lawsuit against Genesis in the United States District Court for the Eastern District of Virginia (“District Court”) and simultaneously filed a complaint before the United States International Trade Commission (“ITC”). The complaint and suit alleged that certain Genesis products that contain digital receivers infringe various Silicon Image patent claims. Silicon Image seeks an injunction to halt the sale, manufacture and use of Genesis’s DVI receiver products and unspecified monetary damages. In December 2001, Silicon Image formally moved to withdraw its complaint before the ITC and those proceedings have terminated.

In July 2003, the District Court issued a memorandum opinion, followed by a final judgment in August 2003 and an amended final judgment in December 2003. In its opinion, the District Court ruled that Genesis and Silicon Image have settled their disputes based on a Memorandum of Understanding, or MOU, signed on December 18, 2002. The District Court’s opinion states that the MOU is a binding settlement agreement and that Genesis will pay Silicon Image a monetary settlement, license fee and running royalties on all DVI and HDMI products. We recorded a provision for costs associated with this patent litigation in the year ended March 31, 2003; a portion of which was paid in escrow to the court in August 2003 and an additional confidential amount was paid to the court as a bond in March 2004. The payments to the court have been accounted for as reductions of the related liability.

In January 2004, Genesis filed a notice of appeal to the United States Court of Appeals for the Federal Circuit. On January 28, 2005, the Court of Appeals found that the district court’s order was not final, and dismissed the appeal for lack of jurisdiction. The case has returned to the District Court for further adjudication.

The future financial impact arising from any appeal or other legal actions related to the dispute is not yet determinable and no other provision has been made in our consolidated financial statements for any future costs associated with this claim.

MRT, Trumpion and Mstar Litigation

In March 2002, Genesis filed a patent infringement lawsuit against Media Reality Technologies, Inc. (“MRT”), SmartASIC Inc., and Trumpion Microelectronics, Inc. (“Trumpion”) in the United States District Court for the Northern District of California. The complaint alleges that the defendants’ display controllers infringe various claims of a Genesis U.S. patent. Genesis is seeking monetary damages and a permanent injunction that bars the defendants from making, using, importing, offering to sell, or selling the allegedly infringing products in the United States. In January 2003, Genesis announced a settlement of its litigation against SmartASIC Inc.; the litigation with respect to the other defendants has not been settled. MRT has asserted counterclaims against Genesis, alleging trade secret misappropriation, interference with economic advantage, and unfair practices and competition. Genesis intends to vigorously defend against these claims. A summary judgment hearing is currently scheduled for June 2005.

Genesis previously filed a similar patent infringement complaint against MRT, Trumpion and Mstar Semiconductor, Inc. (“Mstar”) in the U.S. International Trade Commission (“ITC”). In August 2004, the ITC determined that Mstar, MRT and Trumpion infringe Genesis’s patent, and issued an exclusion order preventing the importation of Mstar, MRT and Trumpion’s display controllers into the United States, as well as LCD monitors and boards containing these products.

In December 2004, Mstar filed an appeal of the exclusion order and related ITC rulings to the Federal Circuit Court of Appeals. MRT and Trumpion did not appeal.

In response to a complaint filed by MRT, the Taiwan Fair Trade Commission investigated Genesis’s alleged violation of the Taiwan Fair Trade Law; however, in December 2004, the Taiwan Fair Trade Commission found that Genesis did not commit any such violation.

The future financial impact of these claims is not yet determinable and no provision has been made in our consolidated financial statements for any future costs or settlements associated with these claims.

Securities Class Action Litigation

In November 2002, a putative securities class action captioned Kuehbeck v. Genesis Microchip et al., Civil Action No. 02-CV-05344, was filed against Genesis, former Chief Executive Officer Amnon Fisher, and former Interim Chief Executive Officer Eric Erdman, and amended in July 2003 to include Executive Vice President Anders Frisk (collectively the “Individual Defendants”) in the United States District Court for the Northern District of California. The complaint alleges violations of Section 10(b) of the Securities and Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder against Genesis and the Individual Defendants, and violations of Section 20(a) of the Exchange Act against the Individual Defendants. The complaint seeks unspecified damages on behalf of a purported class of purchasers of Genesis’s common stock between April 29, 2002 and June 14, 2002. The parties are currently awaiting a ruling on Genesis’s motion to dismiss the case. Genesis believes that it has meritorious defenses to this lawsuit and will continue to defend the litigation vigorously. The future financial impact of this claim is not yet determinable and no provision has been made in our consolidated financial statements for any future costs associated with this claim.

An unfavorable resolution of any of these lawsuits could have a material adverse effect on Genesis’s business, results of operations or financial condition.

We are not a party to any other material legal proceedings.

8. Recent Accounting Pronouncement

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R is a revision to SFAS 123, “Accounting for Stock Based Compensation” and supersedes APB 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.

SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans.

A public entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period.

The grant-date fair value of employee share options and similar instruments will be estimated using the option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).

Excess tax benefits, as defined by SFAS 123R, will be recognized as an addition to paid-in-capital. Cash retained as a result of those excess tax benefits will be presented in the statement of cash flows as financing cash inflows. The write-off of deferred tax assets relating to unrealized tax benefits associated with recognized compensation cost will be recognized as income tax expense unless there are excess tax benefits from previous awards remaining in paid-in capital to which it can be offset.

The notes to the financial statements of public entities will disclose information to assist users of financial information to understand the nature of share-based payment transactions and the effects of those transactions on the financial statements.

We have not made a final determination on the valuation model, methodology, or other impacts of implementing FAS 123R on our financial statements. For an illustration of the effect of using a fair-value based method of accounting for share-based payment transactions on our recent results of operations, see Note 2. The effective date will be as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Management intends to comply with SFAS 123R at the scheduled effective date for the relevant financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding anticipated revenues, gross margins, operating expenses, amortization of intangibles and stock-based compensation, liquidity, business strategy, demand for our products, average selling prices, regional market growth, future competition and repatriation under the American Jobs Creation Act of 2004. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors which could cause actual results to differ materially include those set forth in the following discussion, and, in particular, the risks discussed below under the subheading “Risk Factors” and in other documents we file with the Securities and Exchange Commission. Unless required by law, we undertake no obligation to update publicly any forward-looking statements.

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a general discussion of our target markets, the nature of our products, and some of the business issues we are facing as a company. Next, we address the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then discuss our Results of Operations for the three and nine months ended December 31, 2004 compared to the three and nine months ended December 31, 2003 as viewed through the eyes of Management. Lastly, we provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments. This MD&A should be read in conjunction with the other sections of this Quarterly report on Form 10-Q.

OVERVIEW

Our Markets

We develop and market image-processing solutions. We design, develop and market integrated circuits that receive and process digital video and graphic images. We also supply reference boards and designs that incorporate our software and proprietary integrated circuits, or chips. Our products are primarily used in liquid crystal displays (“LCDs”). These displays are used in desktop monitor applications, and LCD TVs. In addition, our products may be used in other types of display devices, including plasma TVs, projection TVs and CRT TVs.

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

Our end target markets are LCD computer monitors and flat panel televisions. We also design products that serve both applications, the so-called multimedia display applications, and it is difficult to distinguish between a monitor with television capability and a television with a PC input. Both of these display devices could use the same Genesis chip. Similarly, we supply certain customers with chips originally designed for an LCD computer monitor that the customer may use as entry-level flat panel television controllers. We assist customers in developing their designs. Typically, a TV design will take more time and support than a monitor design from our software and field application engineers, increasing our costs during a customer’s pre-production period.

The growth in our target markets is limited by the industry’s capacity to supply LCD panels or other digital displays. Furthermore, the availability of LCD panels from time to time has been constrained, causing unexpected increases in the cost of LCD panels to our customers, thus resulting in customers rapidly changing their demand expectations for our products. Our products usually represent less than two percent of the average retail cost of a standard LCD TV today, while the cost of the LCD panel within a flat panel computer monitor or LCD TV represents the majority of the cost of the finished product. Consequently, constraints on availability of LCD panels or increases in panel costs can result in reduced demand for our products, and it is very difficult to accurately predict the availability or cost of LCD panels and well beyond our means to control. Conversely, it is the increase in production volumes of larger size LCD panels in new fabrication facilities coming on line over the next several years that is expected to result in lower-cost panels and hence lower average selling prices of the end product. While panel prices have decreased significantly over the last few months, the impact of this price decline has not yet been fully reflected at the retail level. However, we believe retail prices will continue to decline in the coming months and we expect this to lead to an increase in demand for display controllers.

Our industry is very competitive and growth industries like ours tend to attract new entrants. The LCD computer monitor industry is highly competitive. Our average selling prices of monitor display controllers, in spite of increased functionality have declined significantly over the past two years. We expect the flat panel television industry will be as competitive over time. Our strategy is to maintain market leadership through integration of new features and functions and by providing the highest image quality at a cost-effective price. We believe we are able to deliver the desired feature-rich image quality through relationships with customers, patented technologies, effective chip design, software capabilities, and customer support. While maintaining our leadership in image quality and product feature sets, we strive to maximize profitability by reducing product cost through efficient chip design and driving costs down throughout our supply chain.

While we primarily market and sell our integrated circuits directly to manufacturers, we also sell finished systems, primarily to the high-end home theatre market, under the Faroudja brand. These products are generally sold through specialty retail channels and represent a very small portion of our overall revenue.

Average selling prices to distributors are typically less than average selling prices to direct customers for similar products. Sales to distributors typically comprise less than 15% of revenue. Average selling prices and product margins of our products are typically highest during the initial months following product introduction and decline over time and as volume increases.

Part of our overall strategy is to develop intellectual property that is used in our integrated circuits. We have and will continue to defend our intellectual property rights against those companies that may use our technology without the proper authorization. At times we may enter into agreements that allow customers or other companies to license our patented technology.

Revenue Recognition

We recognize revenue from product sales to manufacturers upon shipment, except when risks and rewards of ownership are not transferred upon shipment. In these cases, revenue is not recognized until physical delivery to the customers’ or their agents’ premises. For shipments to distributors, we recognize revenue upon the distributors’ shipment to their end customers, except in certain circumstances where orders are placed with non-cancelable/non-return terms. An example of this would be when last time orders are placed for products at the end of their life cycle. In this situation, revenue would be recognized upon shipment. Reserves for sales returns and allowances are recorded at the time of recognizing revenue. To date we have not experienced significant product returns.

Manufacturing and Supply

We generally need to place purchase orders for products before we receive purchase orders from our customers. This is because production lead times for silicon wafers, from which our products are manufactured, can be as long as three months, while many of our customers place orders only one month or less in advance of their requested delivery date. We have agreements with suppliers in Asia such that we are dependent on the suppliers’ manufacturing yields. We continue to look at alternative sources of supply to reduce our reliance on key suppliers and reduce lead times, though dual sourcing for specific products is more costly in terms of set-up and yields are typically lower as each manufacturing supplier ramps up production. While we have frequent communication with significant customers to review their requirements, we are restricted in our ability to react to fluctuations in demand for our products and this exposes us to the risk of having either too much or not enough of a particular product. We regularly evaluate the carrying value of inventory held. For the three months ended December 31, 2004, we recorded reserves totaling $153,000, where certain customers plan to transition to next generation products more quickly than previously anticipated. This has led us to conclude that there will be insufficient future demand for certain on-hand inventory to support its carrying value as of December 31, 2004.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. As described below, significant estimates are used in determining the allowance for doubtful accounts, inventory obsolescence provision, deferred tax asset valuation, potential settlements and costs associated with patent litigation and the useful lives of intangible assets. We evaluate our estimates on an on-going basis, including those related to product returns, bad debts, inventories, investments, intangible assets, income taxes, warranty obligations and litigation and other contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

•	We record estimated reductions to revenue for customer returns based on historical experience. A customer has a right to return products only if the product is faulty, although in certain circumstances we agree to accept returns if replacement orders are placed for other products or to maintain our business relationship. If actual customer returns increase, we may be required to recognize additional reductions to revenue.

•	We record the estimated future cost of replacing faulty product as an increase to cost of revenues. To date we have not experienced significant returns related to quality. If returns increase as a result of changes in product quality, we may be required to recognize additional warranty expense.

•	We maintain allowances for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We have not suffered any significant loss in this area.

•	We provide for valuation reserves against our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those we project, additional inventory valuation reserves may be required.

•	We provide for costs associated with settling litigation when we believe that we have a reasonable basis for estimating those costs. If actual costs associated with settling litigation differ from our estimates, we may be required to recognize additional costs.

•

Goodwill, which represents the excess of cost over the fair value of net assets acquired in business combinations, is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the goodwill might be impaired. The impairment tests are performed in accordance with FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. Accordingly, an impairment loss is recognized to the extent that the carrying amount of goodwill exceeds its implied fair value. This determination is made at the reporting unit level. We have assigned all goodwill to a single, enterprise-level reporting unit. The impairment test consists of two steps. First, we determine the fair value of the reporting unit. The fair value is then compared to its carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation in accordance with FASB Statement of Financial Accounting Standards No. 141, “Business Combinations”. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. We perform our annual impairment test on January 1st of each year. We did not record any goodwill impairment charges in the nine months ended December 31, 2004 nor in the nine months ended December 31, 2003. Goodwill balances may also be affected by changes in other estimates made at the time of acquisitions.

•	We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. Should we determine that we will not be able to realize all or part of our gross deferred tax asset, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. In making this determination, we project taxable income by jurisdiction for the next three years based on market assumptions and company plans, and other jurisdictional history.

•	From time to time, we incur costs related to potential merger activities. When we assess that we will be the acquirer for accounting purposes in such transactions and we expect to complete the transaction, direct costs associated with the acquisition are deferred and form part of the final purchase price. In the event these assessments change, any such deferred costs would be expensed. Costs associated with other merger activities are expensed as incurred.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2004

REVENUE AND GROSS PROFIT

The following table shows unaudited statement of operations data for the three months ended December 31, 2004 and December 31, 2003 (in thousands):

	Three months ended December 31
	2004	2003
Total revenue	$48,286	$56,498
Gross profit	21,677	22,352
Gross profit percentage	44.9%	39.6%

Revenue by geography:
United States	$2,518	$3,731
China	16,089	25,861
Japan	3,744	4,116
South Korea	12,757	11,838
Taiwan	7,141	5,696
Rest of world	6,037	5,256

Total revenue	$48,286	$56,498

Total Revenues

Revenues for the three months ended December 31, 2004 decreased by 14.5% to $48.3 million from $56.5 million for the three months ended December 31, 2003, primarily due to both lower shipments and lower average selling prices (“ASP”) in the monitor market, offset in part by higher revenue from TV and video products. We believe that part of the reason for the decline in shipments of monitor products resulted from a build up of finished goods monitor inventory in the channel as customers ordered in advance of anticipated large LCD monitor price declines, which did not materialize to the extent projected and therefore did not stimulate end user demand beyond normal market expectations. Unit shipments into advanced flat panel televisions grew by 86% driving revenue from this market to a 43% increase compared to the same period last year. Average ASP’s for the company’s products as whole increased by 2% from the three months ended September 30, 2004, reflecting the impact of the growing advanced television market, which typically have significantly higher ASP’s than monitor products, and the change in product mix within the monitor controller market.

The majority of our shipments continue to be to customers located in Asia. We expect to continue to see growth in these regions, although revenues from China decreased this quarter reflecting the lower units shipped into the monitor market.

Revenues from shipments into displays with video capability, such as LCD television, continued to increase and have become a larger proportion of total revenue. During the three months ended December 31, 2004, we estimate that approximately 47% of total revenue was from consumer video related products, compared with 35% for the three months ended December 31, 2003. While we expect strong competition in all sectors of the market to continue, we experienced only modest sequential ASP declines of approximately 3% in our monitor products on a part for part basis from the September quarter, and we continue to believe there are fewer new entrants into this marketplace. As for higher-end display controllers with video capability, we still believe there remains considerable opportunity to add features and reduce system cost through further integration.

In addition to revenue from shipments of display controllers, we continue to generate revenues from licensing of our patented technology to third parties in connection with our favorable final determination in the ITC case. We signed new licensing agreements with a number of customers during the three months ended December 31, 2004. By licensing to our customers, we are providing them with the flexibility to maintain multiple sources for supply, while ensuring that we are compensated for the rights to use our intellectual property.

We currently anticipate that revenues in the quarter ended March 31, 2005 will be between $47 and $52 million. Revenue is highly dependent on a number of factors including, but not limited to, the growth rate of the LCD monitor, flat-panel TV and Genesis’ other markets, the degree of acceptance of Genesis’ products in those markets, customer inventory levels and manufacturing schedules, availability of other components for LCD monitors and flat-panel TVs, changes in product pricing and actions of competitors, the company’s ability to maintain design wins with customers and make timely new product introductions, supply of products from Genesis’ third party suppliers, and general economic conditions.

Gross Profit

Gross profit for the three months ended December 31, 2004 decreased to $21.7 million from $22.4 million for the three months ended December 31, 2003. As a percentage of revenues, gross profit represented 44.9% of revenues for the three months ended December 31, 2004, compared with 39.6% for the three months ended December 31, 2003. The improvement in gross margin percentage is primarily attributable to improvements in production yields and lower product costs.

We expect gross profit margins in the quarter ended March 31, 2005 to be in the range of 41% to 43% for the company as a whole. Gross margins could be higher or lower than expected due to many factors including, but not limited to changes in product costs by our third party manufacturers, product pricing and actions of competitors, manufacturing yields, inventory reserves, actual revenue levels and product mix.

OPERATING EXPENSES

Management focuses on particular operating expenses in evaluating our financial condition and operating performance. The following table presents these expenses in the form reviewed by management. Significant trends and fluctuations between periods are addressed in the narrative which follows. In order to evaluate operating performance, management internally reports operating expenses in categories of a cash, non-cash, and non-recurring nature. Non-cash expenses such as the amortization of intangible assets and stock-based compensation are reviewed separately from other operating expenses. Management finds this presentation to be a more effective method of assessing current operating performance.

	Three months ended
	December 31, 2004		December 31, 2003
	$000	% of Revenue	$000	% of Revenue
Research and development	$7,520	15.6%	$6,694	11.8%
Selling, general and administrative	12,568	26.0%	9,308	16.5%
Provision for costs associated with patent litigation	989	2.0%	3,529	6.2%
Amortization of acquired intangibles	2,654	5.5%	2,654	4.7%
Stock-based compensation	2,465	5.1%	930	1.7%

Total operating expenses	$26,196	54.2%	$23,115	40.9%

Research and Development

Research and development expenses include costs associated with research and development personnel, development tools, hardware and software licenses, and prototyping. Research and development expenses for the three months ended December 31, 2004 were $7.5 million, compared with $6.7 million in the three months ended December 31, 2003. This 12% increase was primarily due to higher labor-related costs as we continued to invest more heavily in the research and development of technologies addressing the television and video markets. In addition, the mix of spending changed, with less effort directed at lower-end monitor applications, and more focus on multimedia and video applications.

These expenses represented 15.6% of revenues in the three months ended December 31, 2004, and 11.8% in the three months ended December 31, 2003.

Selling, General and Administrative

Selling, general and administrative expenses consist of personnel and related overhead costs for selling, including field application engineers, marketing communications, product marketing, customer support, finance, human resources, legal and general management functions and of commissions paid to regional sales representatives. Selling, general and administrative expenses for the three months ended December 31, 2004 were $12.6 million, compared with $9.3 million in the three months ended December 31, 2003. The increase was attributable to $1.0 million of severance costs and other costs associated with the departure of certain employees, including former executive officers, $0.3 million of additional marketing expense, $0.5 million of costs associated with compliance with the Sarbanes-Oxley Act of 2002, and increased contractor headcount, to support the expected growth in the advanced display market.

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

We also provide technical sales support through field application engineers in China, Japan, India, South Korea, and Taiwan. These engineers assist our customers to integrate our products into their display designs. We believe that this kind of investment at the early stages of a growing market positions us well to capitalize on the future unit growth that is forecasted for the television market. We expect these costs to continue to increase during fiscal 2005 as we assist customers in design activity in anticipation of production volumes in fiscal 2006 and beyond.

These expenses represented 26.0% of revenues in the three months ended December 31, 2004 and 16.5% in the three months ended December 31, 2003.

Amortization of Acquired Intangibles

Amortization of acquired intangible assets was $2.7 million for the three months ended December 31, 2004 and 2003. We anticipate the amortization of existing acquired intangibles to remain constant at $2.7 million for the quarter ending March 31, 2005 and to be fully amortized by the end of fiscal 2006.

Stock-Based Compensation

As part of the accounting for the acquisition of Sage in February 2002, the intrinsic value of unvested options issued in exchange for previously issued Sage options, totaling approximately $18.4 million, is being amortized to expense over the remaining term of the options, categorized in the statement of operations in accordance with the nature of the service provided by the related employees. This amortization amounted to $0.5 million for the three months ended December 31, 2004. In addition to this ongoing charge, stock-based compensation of $1.9 million was recorded during the quarter, primarily resulting from the modification of option grants to certain executives as part of their separation agreements. In assessing operating performance, management excludes these expenses from other research and development and selling, general and administrative costs. We expect the ongoing quarterly amortization of deferred stock-based compensation to decline over the remainder of fiscal 2005, and to be fully amortized by the end of fiscal 2006.

Costs Associated with Patent Litigation

We have incurred significant costs associated with patent litigation over the past three fiscal years. During the three months ended December 31, 2004, we incurred legal costs of $1.0 million associated with ongoing patent litigation activities. In the three months ended December 31, 2003, we recognized total costs of $3.5 million, the majority of which was in connection with certain patent litigation brought by us against several companies resulting in a favorable ruling in August 2004. If we decide to take legal action against other companies in the future, or if intellectual property infringement suits are brought against us or our customers, these costs may increase. More details of the various litigation matters are described in Part II: Other Information, Item 1. Legal Proceedings.

Total Operating Expenses

Total operating expenses for the three months ended December 31, 2004 were $26.2 million, representing an increase of $3.1 million from $23.1 million in the three months ended December 31, 2003, for the reasons described above. We expect total combined operating expenses of approximately $22 million to $24 million in the quarter ended March 31, 2005, including approximately $3.2 million of non-cash charges for stock-based compensation and the amortization of acquired intangibles.

NON OPERATING INCOME AND EXPENSES

Provision for Income Taxes

We recorded an income tax benefit of $3.0 million for the three months ended December 31, 2004 compared to a provision for income taxes of $0.04 million for the three months ended December 31, 2003. The income tax recovery for the three months ended December 31, 2004 increased as a result of the impact of the strengthening Canadian dollar relative to the U.S. dollar. As all of the subsidiaries of the corporate group use the U.S dollar as the functional currency this increased the U.S. dollar book value of Canadian dollar tax attributes and other deductions. Our accounting effective tax rate also differs from the expected statutory rates due to several other permanent differences including, but not limited to, federal and state research and experimental development tax credits, stock-based compensation expense, and differences in tax rates in foreign jurisdictions. The net tax benefit of these items is partially offset by changes in the valuation allowance against net operating loss carryforwards. Therefore, the effective tax rate will continue to be, directly impacted by the mix of earnings between the United States and foreign jurisdictions. A valuation allowance is recorded to the extent that it is more likely than not that some portion of the deferred tax assets will not be realized.

On October 22, 2004, the “American Jobs Creation Act of 2004” (“AJCA”) was signed into law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. We may elect to apply this provision to qualifying earnings repatriations in fiscal 2005. We have started an evaluation of the effects of the repatriation provision. However, we do not expect to be able to complete this evaluation until after the U.S. government provides clarifications regarding key elements of the provision. We expect to complete our evaluation of the effects of the repatriation provision following the publication of these clarifications. The range of possible amounts that we are considering for repatriation under this provision is zero to $140 million, of which up to $70 million would be expected to be treated as a dividend for U.S. tax purposes. If we choose to repatriate funds, this decision may result in an adjustment to the tax provision in the period during which any decision is made, but we cannot reasonably estimate the amount of the adjustment at this time.

NINE MONTHS ENDED DECEMBER 31, 2004

REVENUE AND GROSS PROFIT

The following table shows unaudited statement of operations data for the nine months ended December 31, 2004 and December 31, 2003 (in thousands):

	Nine months ended December 31
	2004	2003
Total revenue	$151,210	$158,548
Gross profit	64,094	64,535
Gross profit percentage	42.4%	40.7%

Revenue by geography:
United States	$6,679	$11,210
China	53,764	59,149
Japan	10,909	11,698
South Korea	36,725	38,751
Taiwan	22,390	20,473
Rest of world	20,743	17,267
Total revenue	$151,210	$158,548

Total Revenues

Revenues of $151.2 million for the nine months ended December 31, 2004 were lower than the $158.5 million recorded during the nine months ended December 31, 2003. Unit shipments increased by 17% from the previous year. However, the revenue impact from these unit volumes was more than offset by declining average selling prices (“ASP”) of 18% during the same period.

During the nine months ended December 31, 2004, we estimate that approximately 46% of total revenue was from consumer video related products, compared with 28.5% for the nine months ended December 31, 2003.

Gross Profit

Gross profit for the nine months ended December 31, 2004 did not change significantly from the previous period. Gross profit decreased by $0.5 million to $64.1 million, with the impact of lower revenue being almost offset by a higher gross margin percentage. Gross profit percentage for the nine months ended December 31, 2004 of 42.4% compared with 40.7% for the nine months ended December 31, 2003.

OPERATING EXPENSES

As with the discussion of the three month period earlier in this MD&A, the following table presents operating expenses for the nine months ended December 31, 2004 and December 31, 2003 in the form reviewed by Management.

	Nine months ended
	December 31, 2004		December 31, 2003
	$000	% of Revenue	$000	% of Revenue
Research and development	$23,072	15.2%	$20,360	12.8%
Selling, general and administrative	34,114	22.6%	28,218	17.8%
Costs associated with patent litigation	2,356	1.5%	9,583	6.0%
Amortization of acquired intangibles	7,962	5.3%	7,962	5.0%
Stock-based compensation	4,062	2.7%	2,770	1.8%

Total operating expenses	$71,566	47.3%	$68,893	43.4%

Research and Development

Research and development expenses for the nine months ended December 31, 2004 were $23.1 million, compared with $20.4 million in the nine months ended December 31, 2003. As for the nine months ended December 31, 2004, this 13% increase was due to higher labor and consulting related costs as we continued to invest more heavily in the research and development of technologies addressing the advanced television and video markets.

These expenses represented 15.2% of revenues in the nine months ended December 31, 2004, and 12.8% in the nine months ended December 31, 2003.

Selling, General and Administrative

Selling, general and administrative expenses for the nine months ended December 31, 2004 were $34.1 million, compared with $28.2 million in the nine months ended December 31, 2003. This increase reflects the investment in building both the brand value of our products and the infrastructure, including increased headcount, to support the expected growth in the advanced display market, severance costs, mostly related to the departure of two executive officers, and costs associated with compliance with the Sarbanes-Oxley Act of 2002.

These expenses represented 22.6% of revenues in the nine months ended December 31, 2004 and 17.8% in the nine months ended December 31, 2003.

Amortization of Acquired Intangibles

Amortization of acquired intangible assets was $8.0 million for both of the nine months ended December 31, 2004 and December 31, 2003.

Stock-Based Compensation

Stock-based compensation increased by $1.3 million to $4.1 million for the nine months ended December 31, 2004 from $2.8 million during the nine months ended December 31, 2003, primarily due to the modification of option grants to certain executives as part of their separation agreements.

Costs Associated with Patent Litigation

These costs decreased significantly for the nine months ended December 31, 2004, declining by $7.2 million, or 75%, as ITC proceedings came to an end during the period. More details of the various litigation matters are described in Part II: Other Information, Item 1. Legal Proceedings.

Total Operating Expenses

Total operating expenses for the nine months ended December 31, 2004 were $71.6 million compared to $68.9 million for the nine months ended December 31, 2003.

NON OPERATING INCOME AND EXPENSES

Provision for Income Taxes

We recorded an income tax benefit of $3.6 million for the nine months ended December 31, 2004 compared to $0.6 million for the nine months ended December 31, 2003. Our accounting effective tax rate differs from the expected statutory rates due to several permanent differences including, but not limited to, federal and state research and experimental development tax credits, stock-based compensation expense, foreign exchange fluctuations and differences in tax rates in foreign jurisdictions. The net tax benefit of these items is partially offset by changes in the valuation allowance against net operating loss carryforwards. A valuation allowance is recorded to the extent that it is more likely than not that some portion of the deferred tax assets will not be realized. Therefore, the effective tax rate for accounting purposes is, and will continue to be, directly impacted by the mix of earnings between the United States and foreign jurisdictions.

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

	December 31, 2004	March 31, 2004
Cash, cash equivalents and short-term investments	$131,319	$118,222
Working capital	$155,565	$147,651
Current ratio	7.34	7.19
Receivables days outstanding	50	46
Inventory turnover days	56	53

We believe that our financial condition remains strong. At December 31, 2004, cash, cash equivalents and short-term investments totaled $131.3 million compared with $118.2 million at March 31, 2004. Prior to changes in working capital balances, we generated $10.6 million of cash provided by operations during the nine months ended December 31, 2004, compared with $8.3 million for the nine months ended December 31, 2003. We have no debt and we expect to continue to generate cash from operations during fiscal 2005. After changes in working capital balances, net cash provided by operating activities was $15.8 million for the nine months ended December 31, 2004 compared with $6.7 million for the nine months ended December 31, 2003.

Working capital sources of cash related primarily to decreases in accounts receivable and inventory. Accounts receivable decreased by $1.9 million from March 31, 2004 to December 31, 2004. The days sales outstanding also increased from 46 days at March 31, 2004 to 50 days at December 31, 2004. This increase is attributable to the timing of shipments to our customers during the period and more favorable credit terms offered to customers in response to competitive pressures. For the three months ended December 31, 2004, our three largest customers accounted for 33% of revenue, compared with 36% for the three months ended December 31, 2003. Additionally, the top three customers accounted for 41% of accounts receivable at December 31, 2004 and 44% at March 31, 2004. Inventory levels decreased by 11.2% from March 31, 2004 to $ 16.4 million, primarily resulting from lower weighted average product cost. Average days of inventory on hand at December 31, 2004 increased slightly at 56 days, compared to 53 days at March 31, 2004. The average inventory levels and inventory turns is impacted by a number of dynamic activities including the accuracy of customer forecasts, expected panel supplies, and pricing considerations. These activities are not necessarily an indication of what inventory turns might be in the future.

Net cash used in investing activities was $1.0 million during the nine months ended December 31, 2004, compared with $72.6 million during the nine months ended December 31, 2003. This decrease was primarily due to the significant purchase of short-term investments during the nine months ended December 31, 2003.

Net cash provided by financing activities was $5.2 million for the nine months ended December 31, 2004, and $8.6 million for the nine months ended December 31, 2003. These represent funds received for the purchase of shares under the terms of our stock option plans and employee stock purchase plan.

Contractual Obligations

As of December 31, 2004, our principal commitments consisted of obligations outstanding under operating leases. These commitments include leases for two premises in the United States, located in San Jose and Alviso, California, two in China and one location in each of Canada, India, Japan, South Korea and Taiwan. In addition, we have obligations under operating leases for equipment. The aggregate minimum annual payments required under our lease obligations, excluding expected sub-lease income, by fiscal year are as follows (in thousands):

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

Our historical revenues and operating results have varied significantly from quarter to quarter. Moreover, our operating results in some quarters may not meet the expectations of stock market analysts and investors, which may cause our stock price to decline. In addition to the factors discussed elsewhere in this “Risk Factors” section, a number of factors may cause our revenue to fall short of our expectations or cause fluctuations in our operating results, including:

•	Our ability to make timely new product introductions and gain “design wins” with our customers;

•	Growth rate of the LCD monitor market, flat-panel television market and our other markets;

•	Changes in the mix of products we sell;

•	Consumer demand for the displays into which our products are incorporated;

•	Increased competition and competitive pricing pressures;

•	Fluctuations in supply or demand for other components included in flat panel displays;

•	Customer inventory levels and manufacturing schedules;

•	Supply of products from our third party suppliers;

•	Changes in product costs or manufacturing yields or available production capacity at our fabrication facilities;

•	The evolving and unpredictable nature of the markets for the display products that incorporate our products, especially the flat panel television market; and

•	Costs and outcome of legal proceedings.

As a result of the fluctuation in our revenues and operating results, our stock price can be volatile, especially if our actual financial performance in a quarter deviates from the financial targets we set at the beginning of that quarter, or from market expectations.

We face intense competition and may not be able to compete effectively.

The markets in which we operate are intensely competitive and are characterized by technological change, evolving industry standards and rapidly declining average selling prices. We compete with both large and small companies, including ATI Technologies, Broadcom Corp., LSI Logic Corp., Micronas Semiconductor Holding AG, Media Reality Technologies, Inc., Mediatek Corp., Mstar Semiconductor, Inc., Novatek Microelectronics, Oplus Technologies, Ltd., Philips Semiconductors, a division of Philips Electronics N.V., Pixelworks, Inc., Realtek Semiconductor Corp., Silicon Image, Inc., ST Microelectronics, Inc., Trident Microsystems, Inc., Trumpion Microelectronics, Inc. and Zoran Corporation. In addition, many of our current and potential customers have their own internally developed integrated circuit solutions, and may choose not to purchase solutions from third party suppliers like Genesis.

As the markets for our products continue to develop, our current customers may increase reliance on their own internally developed solutions, and competition from diversified electronic and semiconductor companies will intensify. Some competitors, who may include our own customers, are likely to include companies with greater financial and other resources than us. Our overseas competitors have reduced cost structures that enable them to compete aggressively on price. Increased competition could harm our business, by, for example, increasing pressure on our profit margins or causing us to lose customers. Also, the federal district court for the Eastern District of Virginia has issued an amended final judgment which states that we have received a license from Silicon Image, Inc. for certain of their DVI and HDMI patents, and must pay Silicon Image royalties on all of our DVI and HDMI products. This amended final judgment, if not overturned on appeal, could hinder our ability to compete with unlicensed competitors that are not required to pay royalties on competing products.

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

The markets for our products are highly concentrated. Our sales are derived from a limited number of customers. Sales to our largest five customers accounted for 50% of our revenues, and for our largest customer 16%, for the three months ended December 31, 2004. We expect that a small number of customers will continue to account for a large amount of our revenues. Most of our sales are made on the basis of purchase orders rather than long-term agreements so that any customer could cease purchasing products at any time without penalty. The decision by any large customer to decrease or cease using our products could harm our business.

We have had significant management turnover, and may not be able to retain or attract the key personnel we need to succeed.

We have had significant turnover in our management team, in particular in the positions of Chief Executive Officer and Vice President of Sales. We cannot assure you that we will be able to attract and retain other key employees, including senior management and executive positions. If we cannot attract and retain these key employees, our business would be harmed, particularly if the departure of any key employee results in a business interruption or if we are not successful in preserving material knowledge of our departing employees.

Our success will depend on the growth of the market for flat panel televisions and LCD monitors.

Our ability to generate revenues will depend on the growth of the market for flat panel televisions, LCD computer monitors, and digital televisions. Our continued growth will also depend upon emerging markets for consumer electronics markets such as HDTV and home theater. The potential size of these markets and the timing of their development are uncertain and will depend in particular upon:

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

Our sales are derived from a limited number of products. Five of our products accounted for 58% of our revenues for the three months ended December 31, 2004. There were no other products accounting for more than ten percent of our revenues. We expect that a small number of products will continue to account for a large amount of our revenues.

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

We may be required to indemnify our customers against claims of intellectual property infringement

From time to time, we enter into agreements with our customers that contain indemnification provisions for claims based on infringement of third party intellectual property rights. As a result, if such a claim based on our products is made against an indemnified customer, we may be required under our indemnification obligations to defend or settle the litigation, and/or to reimburse that customer for its costs, including defense costs, settlements and judgments. We may also be subject to claims for indemnification under statutory or common law. For example, some of our customers have requested assistance and indemnification in connection with a lawsuit brought against Dell Computer Corporation by IP Innovation LLC alleging patent infringement by certain LCD televisions that may contain our products. This or other patent litigation and any indemnification obligations we may have could have a material adverse effect on our revenues, financial results and market share, and could result in significant payments by us that could have a material adverse effect on our financial position.

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

Most of our outside foundries, third-party assembly and test subcontractors are located in Taiwan, which is an area susceptible to natural disasters. In addition, some of our significant customers are located in Taiwan. Damage caused by natural disasters in Taiwan may result in shortages of water or electricity or cause transportation difficulties that could limit the production capacity of our outside foundries or the ability of our subcontractors to provide assembly and test services. Any reduction in production capacity or the ability to provide assembly and test services could cause delays or shortages in our product supply, which would harm our business. Foundries located in Taiwan were responsible for most of our semiconductor product revenue for the three months ended December 31, 2004. Sales to customers located in Taiwan were 15% of our revenue for the three months ended December 31, 2004. If future natural disasters damage our customers’ facilities or equipment they could reduce their purchases of our products, which would harm our business. In addition, the operations of suppliers to our outside foundries and our Taiwanese customers could be disrupted by future natural disasters, which could in turn harm our business by resulting in shortages in our product supply or reduced purchases of our products.

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

A large portion of our revenues will come from sales to customers outside of the United States, particularly to equipment manufacturers located in South Korea, China, Japan and Taiwan. For the three months ended December 31, 2004, sales to regions outside of the United States represented 95% of revenues. For that same period, sales to China and South Korea alone constituted 33% and 26%, respectively, of revenues. These sales are subject to numerous risks, including:

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

The Sarbanes-Oxley Act of 2002, the California Disclosure Act and newly proposed or enacted rules and regulations of the Securities and Exchange Commission and the National Association of Securities Dealers impose new duties on us and our executives, directors, attorneys and independent registered public accountants. In order to comply with the Sarbanes-Oxley Act and such new rules and regulations, we are evaluating our internal controls systems to allow management to report on, and our independent auditors to attest to, our internal controls. We are currently performing the process of evaluation and testing, and any necessary remediation required, in an effort to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. These rules are effective for Genesis as of the March 31, 2005 year end. As a result, we expect to incur additional expenses for internal and outside legal, accounting and advisory services, any of which could materially increase our operating expenses and accordingly reduce our net income or increase our net losses. While we aim to fully implement the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the outcome of our testing and resulting remediation actions or the impact of the same on our operations, since there is no precedent available by which to measure compliance adequacy. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance or with the discovery of one of more material weaknesses in internal controls, our independent auditors will not issue an unqualified opinion, or we may be subject to investigation and/or sanctions by regulatory authorities, such as the Securities Exchange Commission or The NASDAQ Stock Market and our reputation may be harmed, even though non-compliance may not result in an error in financial reporting. Any such action by regulatory authorities could adversely affect our financial results and the market price of our common stock.

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

We carry out a significant portion of our operations outside of the United States, primarily in Canada and in India and to a lesser extent China, Japan, South Korea and Taiwan. Although virtually all of our revenues and costs of revenues are denominated in U.S. dollars, portions of our operating revenue and expenses are denominated in foreign currencies. Accordingly, our operating results are affected by changes in the exchange rate between the U.S. dollar and those currencies. Any future strengthening of those currencies against the U.S. dollar could negatively impact our operating results by increasing our operating expenses as measured in U.S. dollars. We do not currently engage in any hedging or other transactions intended to manage the risks relating to foreign currency exchange rate fluctuations, other than natural hedges that occur as a result of holding both assets and liabilities denominated in foreign currencies. We may in the future undertake hedging or other such transaction if we determine it is necessary to offset exchange rate risks. Based on our overall currency rate exposure at December 31, 2004, a near-term 10% appreciation or depreciation in the U.S. dollar relative to a pool of our foreign currencies would not have a material effect on our operating results or financial condition.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective to ensure information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Our disclosure controls and procedures provide our Chief Executive Officer and Chief Financial Officer reasonable assurances that our disclosures are appropriate. However, company management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all human error. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance all control issues and instances of error, if any, within our company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated objectives under all potential future conditions.

Changes in internal control over financial reporting

We are completing our detailed assessment of our internal controls over financial reporting to comply with Section 404 of the Sarbanes-Oxley Act of 2002. We have identified changes that need to be made to our internal controls, primarily related to better documentation and enhanced controls. We believe the changes made during the three months ended December 31, 2004 did not, individually or in the aggregate, have a material effect on, and are not reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Silicon Image Litigation

In April 2001, Silicon Image, Inc. (“Silicon Image”) filed a patent infringement lawsuit against Genesis in the United States District Court for the Eastern District of Virginia (“District Court”) and simultaneously filed a complaint before the United States International Trade Commission (“ITC”). The complaint and suit alleged that certain Genesis products that contain digital receivers infringe various Silicon Image patent claims. Silicon Image seeks an injunction to halt the sale, manufacture and use of Genesis’s DVI receiver products and unspecified monetary damages. In December 2001, Silicon Image formally moved to withdraw its complaint before the ITC and those proceedings have terminated.

In July 2003, the District Court issued a memorandum opinion, followed by a final judgment in August 2003 and an amended final judgment in December 2003. In its opinion, the District Court ruled that Genesis and Silicon Image have settled their disputes based on a Memorandum of Understanding, or MOU, signed on December 18, 2002. The District Court’s opinion states that the MOU is a binding settlement agreement and that Genesis will pay Silicon Image a monetary settlement, license fee and running royalties on all DVI and HDMI products.

In January 2004, Genesis filed a notice of appeal to the United States Court of Appeals for the Federal Circuit. On January 28, 2005, the Court of Appeals found that the district court’s order was not final, and dismissed the appeal for lack of jurisdiction. The case has returned to the District Court for further adjudication.

The future financial impact arising from any appeal or other legal actions related to the dispute is not yet determinable and no other provision has been made in our consolidated financial statements for any future costs associated with this claim.

MRT, Trumpion and Mstar Litigation

In March 2002, Genesis filed a patent infringement lawsuit against Media Reality Technologies, Inc. (“MRT”), SmartASIC Inc., and Trumpion Microelectronics, Inc. (“Trumpion”) in the United States District Court for the Northern District of California. The complaint alleges that the defendants’ display controllers infringe various claims of a Genesis U.S. patent. Genesis is seeking monetary damages and a permanent injunction that bars the defendants from making, using, importing, offering to sell, or selling the allegedly infringing products in the United States. In January 2003, Genesis announced a settlement of its litigation against SmartASIC Inc.; the litigation with respect to the other defendants has not been settled. MRT has asserted counterclaims against Genesis, alleging trade secret misappropriation, interference with economic advantage, and unfair practices and competition. Genesis intends to vigorously defend against these claims. A summary judgment hearing is currently scheduled for June 2005.

Genesis previously filed a similar patent infringement complaint against MRT, Trumpion and Mstar Semiconductor, Inc. (“Mstar”) in the U.S. International Trade Commission (“ITC”). In August 2004, the ITC determined that Mstar, MRT and Trumpion infringe Genesis’s patent, and issued an exclusion order preventing the importation of Mstar, MRT and Trumpion’s display controllers into the United States, as well as LCD monitors and boards containing these products.

In December 2004, Mstar filed an appeal of the exclusion order and related ITC rulings to the Federal Circuit Court of Appeals. MRT and Trumpion did not appeal.

In response to a complaint filed by MRT, the Taiwan Fair Trade Commission investigated Genesis’s alleged violation of the Taiwan Fair Trade Law; however, in December 2004, the Taiwan Fair Trade Commission found that Genesis did not commit any such violation.

The future financial impact of these claims is not yet determinable and no provision has been made in our consolidated financial statements for any future costs or settlements associated with these claims.

Securities Class Action Litigation

In November 2002, a putative securities class action captioned Kuehbeck v. Genesis Microchip et al., Civil Action No. 02-CV-05344, was filed against Genesis, former Chief Executive Officer Amnon Fisher, and former Interim Chief Executive Officer Eric Erdman, and amended in July 2003 to include Executive Vice President Anders Frisk (collectively the “Individual Defendants”) in the United States District Court for the Northern District of California. The complaint alleges violations of Section 10(b) of the Securities and Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder against Genesis and the Individual Defendants, and violations of Section 20(a) of the Exchange Act against the Individual Defendants. The complaint seeks unspecified damages on behalf of a purported class of purchasers of Genesis’s common stock between April 29, 2002 and June 14, 2002. The parties are currently awaiting a ruling on Genesis’s motion to dismiss the case. Genesis believes that it has meritorious defenses to this lawsuit and will continue to defend the litigation vigorously. The future financial impact of this claim is not yet determinable and no provision has been made in our consolidated financial statements for any future costs associated with this claim.

An unfavorable resolution of any of these lawsuits could have a material adverse effect on Genesis’s business, results of operations or financial condition.

We are not a party to any other material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of stockholders (“Annual Meeting”) held on November 3, 2004, the following individuals were elected to the Board of Directors as Class III directors for a term of three years:

NOMINEES	Votes For	Votes Withheld
Jon Castor	29,824,502	292,737
Chieh Chang	29,767,794	349,445
Jeffrey Diamond	21,747,040	8,370,199

Tim Christoffersen and Robert Kidd continue as Class I directors of the Company. Eric Erdman and Chandrashekar Reddy continue as Class II directors of the Company. George Duguay and Alexander Lushtak were Class III directors whose terms expired at the Annual Meeting and who elected not to stand for re-election.

In addition, at the Annual Meeting, the following proposal was adopted by the margin indicated: To ratify the appointment of KPMG LLP in Canada as our independent accountants for the fiscal year ending March 31, 2005. The votes cast for this action were 29,703,905 and against were 395,653, with 17,681 abstaining.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number	Exhibit Description
2.1(1)	Agreement and Plan of Merger and Reorganization, dated as of September 27, 2001, by and between Genesis Microchip Incorporated and Sage, Inc.

2.2(1)	Share Exchange and Arrangement Agreement and Plan of Arrangement by and among the Registrant, Genesis Microchip Nova Scotia Corp., and Genesis Microchip Incorporated.

2.3(2)	Agreement and Plan of Merger, dated as of March 17, 2003, among Genesis Microchip Inc., Display Acquisition Corporation and Pixelworks, Inc. (with Forms of Voting Agreements).

3.1(1)	Certificate of Incorporation of the Registrant.

3.2(3)	Amended and Restated Bylaws of the Registrant.

3.3(4)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.

4.1(1)	Form of Common Stock Certificate of the Registrant.

4.2(4)	Preferred Stock Rights Agreement, dated as of June 27, 2002, between the Registrant and Mellon Investor Services, L.L.C., as amended on March 16, 2003.

10.1(5)	Agreement, dated January 20, 1997, between Yves Faroudja and Faroudja Laboratories, Inc.

10.2	[Intentionally omitted]

10.3(6)*	Offer of employment to James E. Donegan dated June 25, 2002.

10.4(6)*	Settlement Agreement and Release with Amnon Fisher.

10.5(9)*	Offer Letter of Employment with Anders Frisk, dated February 15, 2000.

10.6(9)*	Offer Letter of Employment with Matthew Ready, dated April 12, 2000.

10.7(9)*	Offer Letter of Employment from Paradise Electronics, Inc. to Mohammad Tafazzoli, dated February 17, 1998.

10.8(7)*	Form of Change of Control Severance Agreement (as entered into between Genesis and, among others, each of Anders Frisk, Raphael Mehrbians, Tzayao Chan, and Mohammad Tafazzoli).

10.9(9)*	Separation Agreement and Release with Chandrashekar Reddy.

10.10(9)*	Consulting Agreement with Chandrashekar Reddy.

10.11(8)*	1987 Stock Option Plan.

10.12(8)*	1997 Employee Stock Option Plan.

10.13(9)*	1997 Employee Stock Purchase Plan, as last amended on September 17, 2002.

10.14(8)*	1997 Non-Employee Stock Option Plan.

10.15(8)*	2000 Nonstatutory Stock Option Plan.

10.16(8)*	2001 Nonstatutory Stock Option Plan.

10.17(8)*	Paradise Electronics, Inc. 1997 Employee Stock Option Plan.

10.18(8)*	Sage, Inc. Second Amended and Restated 1997 Stock Plan.

10.19(9)*	2001 Employee Stock Purchase Loan Plan (for non-officers).

10.20(9)	Lease Termination Agreement with 1601 McCarthy Boulevard, L.L.C. regarding premises located in Milpitas, California.

10.21(12)*	Settlement Agreement and Release with James E. Donegan.

10.22(10)	Termination and Release Agreement, dated as of August 5, 2003, among Genesis Microchip Inc., Display Acquisition Corporation and Pixelworks, Inc.

10.23(11)*	Offer Letter with Michael Healy.

10.24(11)*	Change of Control Severance Agreement with Michael Healy.

10.25(11)	Option Exchange Agreement with Raphael Mehrbians.

10.26(14)*	Interim CEO Employment Agreement with Eric Erdman.

10.27(14)	Form of director and officer indemnification agreement.

10.28(13)*	2003 Stock Plan.

10.29(15)*	Form of 2000 Nonstatutory Stock Option Plan Stock Option Agreement with Nonemployee Directors

10.30(15)*	Form of 2000 Nonstatutory Stock Option Plan International Stock Option Agreement

10.31(15)*	Form of 2000 Nonstatutory Stock Option Plan Stock Option Agreement for China

10.32(16)*	Amendment No.1 to Separation Agreement and Release with Chandrashekar Reddy, dated November 10, 2004.

10.33(17)*	Offer Letter of Employment with Elias Antoun, dated November 10, 2004.

10.34(18)*	Change in Control Severance Agreement with Elias Antoun, dated November 29, 2004.

10.35(19)*	Separation Agreement and Release with Eric Erdman, dated December 3, 2004.

10.36(19)*	Consulting Agreement with Eric Erdman, dated December 3, 2004.

10.37(20)*	Separation Agreement and Release with Young Ahn, dated December 28, 2004.

21(9)	Subsidiaries.

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-72202) filed with the Securities and Exchange Commission on October 25, 2001, as amended.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2003.
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 1, 2002, as amended.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A12G filed with the Securities and Exchange Commission on August 5, 2002, as amended by the Registrant’s Statement on Form 8-12G/A filed with the Securities and Exchange Commission on March 31, 2003.

(5)	Incorporated by reference to Faroudja Laboratories, Inc.’s Form S-1 (File No. 333-32375) filed with the Securities and Exchange Commission on July 30, 1997, as amended.
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002.
(7)	Incorporated by reference to Registration Statement on Form S-4 filed by Pixelworks, Inc. with the Securities and Exchange Commission on April 18, 2003, as amended.
(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Securities Exchange Commission on February 21, 2002.
(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities Exchange Commission on June 20, 2003.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on August 6, 2003.
(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on February 13, 2004.
(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A filed with the Securities Exchange Commission on July 29, 2003.
(13)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Securities Exchange Commission on October 15, 2003.
(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities Exchange Commission on June 10, 2004.
(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on November 9, 2004.
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on November 15, 2004.
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on November 19, 2004.
(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on December 3, 2004.
(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on December 8, 2004.
(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on January 3, 2005.
*	Identifies a management contract or compensatory plan of arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENESIS MICROCHIP INC.

By:	/s/ MICHAEL E. HEALY
Michael E. Healy
Chief Financial Officer
(Authorized Officer to sign on behalf of Registrant & Principal Financial Officer)

Date: February 8, 2005