Form 10-K
period 2005-03-31
GENESIS MICROCHIP INC /DE
filed 2005-06-09
CIK 1161396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2004 was approximately $358,009,511 based on the number of shares held by non-affiliates of the registrant as of September 30, 2004, and based on the reported last sale price of common stock on September 30, 2004, which was the last business day of the registrant’s most recently completed second fiscal quarter. This calculation does not reflect a determination that persons are affiliates for any other purposes. Shares of stock held by five percent stockholders have been excluded from this calculation as they may be deemed affiliates.

The number of shares outstanding of the issuer’s common stock as of March 31, 2005 was 33,480,301.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 hereof.

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

TRADEMARKS

Genesis®, Genesis Display Perfection™, Faroudja®, DCDi® by Faroudja, Faroudja Picture Plus®, Faroudja DCDi Cinema®, Faroudja DCDi Edge®, Nuon®, SmartSCAN®, RealColor®, Real Recovery™, Ultra-Reliable DVI®, Energy Spectrum Management®, and ESM® are our trademarks or registered trademarks. This report also refers to the trademarks of other companies.

AVAILABLE INFORMATION

Our Internet address is www.gnss.com. We make publicly available free of charge on our Internet Web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

In addition, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

CODES OF ETHICS

We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of our codes of ethics by filing a current report on Form 8-K with the Securities and Exchange Commission disclosing such information or, to the extent permissible, by posting such information on our Web site, www.gnss.com, within the period required by Item 10 of Form 8-K and, as applicable, the listing standards of the Nasdaq National Market.

PART I

ITEM 1. BUSINESS:

OVERVIEW

We design, develop and market integrated circuits called display controllers that receive and process analog and digital video and graphic images for viewing on a flat-panel display. Our display controllers are typically located inside a flat-panel display device, such as a flat-panel computer monitor or television. We are currently targeting established display applications such as flat-panel computer monitor, and display applications such as liquid crystal display (LCD) television, plasma television and digital television.

The transition from analog display systems, such as most televisions and computer monitors that use cathode ray tubes (CRTs), to digital display systems that use a fixed matrix of pixels to represent an image, requires sophisticated digital image-processing solutions. Our products solve input, resolution, format and frame refresh rate conversion problems while maintaining critical image information and improving image quality. Our display controller products utilize patented algorithms and integrated circuit architectures as well as advanced integrated circuit design and system design expertise.

We began business as a Canadian company in 1987, and changed our domicile to become a Delaware corporation in February 2002. Until 1999, we were focused primarily on developing digital image processing technologies. In May 1999, we acquired a private U.S. corporation, Paradise Electronics, Inc., which, in addition to developing digital image processing technologies, was developing analog and mixed signal communications technologies. We have now combined analog and mixed signal technologies with digital image processing technologies into more comprehensive display controller solutions.

In February 2002, we acquired a public U.S. corporation, Sage, Inc. In addition to bringing additional image processing and mixed signal technologies to address the flat-panel monitor market, Sage was developing significant expertise in technologies addressing other emerging display applications, including those technologies acquired during Sage’s acquisition of Faroudja, Inc. in June 2000. In March 2002, we acquired the technology assets of VM Labs, Inc. Those technologies included digital video decoding and audio technologies. These acquisitions improved our product offerings for the flat-panel monitor market, and our ability to diversify our business into other emerging display markets, such as LCD television.

In March 2003, we entered into an agreement to merge with Pixelworks, Inc., an Oregon corporation. In August 2003, both companies agreed to terminate the proposed merger. Under the terms of the agreement, the parties agreed to a mutual release of claims, and Pixelworks paid us $5.5 million as a reimbursement of our expenses.

We operate through subsidiaries and offices in the United States, Canada, China, India, Japan, South Korea and Taiwan. Our business is conducted globally, with the majority of our suppliers and customers located in China, Japan, South Korea and Taiwan. For a geographical breakdown of our revenues, long-lived assets and information regarding our operating segment, see Note 14 to our consolidated financial statements included in Item 8 of this report.

MARKETS AND APPLICATIONS

Our targeted applications include the following:

•	Flat-Panel Computer Monitors. Flat-panel computer monitors using LCDs are increasingly replacing monitors that use CRTs. For the year ended March 31, 2005, the flat-panel computer monitor controller market represented an estimated 54% of our total revenues. Companies whose flat-panel computer monitors incorporate our products include AOC, BenQ, Dell, Fujitsu, Gateway, Hewlett-Packard, IBM, Legend, Lite-On, NEC, Philips, Samsung, Sony, ViewSonic, and many other leading brands.

•	Flat-Panel Television. We are leveraging our technologies in video image processing to produce products for the fast-growing flat-panel television and high definition digital television applications. These products may also be designed into other applications such as home theaters, video projectors and DVD players. Companies whose flat-panel televisions incorporate our products include leading manufacturers for these TVs, such as Changhong, Dell, Eizo, Fujitsu, Hisense, Iiyama, LG, NEC, Philips, Samsung, Sharp, Sony, Toshiba, Vestel and Zenith. For the year ended March 31, 2005, the flat-panel television controller market represented an estimated 44% of our total revenues.

•	Faroudja Home Theater Systems. We leverage our patented technologies to develop, manufacture and sell a broad portfolio of products catering to the home theater and industrial markets. These products include video processors that produce cinema-quality images for large screen applications such as home theaters; plasma packages that combine optimized plasma panels with high performance digital video processors; projector packages and DLP projectors that offer high performance, digital theater projection systems for business and home theater applications, all sold through authorized home theater dealers and installers. For the year ended March 31, 2005, the Faroudja home theater systems business represented an estimated 2% of our total revenues.

PRODUCTS

The following table shows our principal integrated circuit product families and Faroudja home theater systems as of March 31, 2005:

PRODUCT FAMILY	DESCRIPTION	MARKETS
FLI22xx/FLI23xx	Video format conversion and image enhancement processors	CRT TVs, flat-panel TVs, DVD players, video projectors

gm15xx/gm16xx	Graphics/TV video processors for SXGA-WUXGA resolutions	LCD monitors, flat-panel TVs, video projectors

gm21xx	Integrated analog LCD monitor controllers (for XGA and SXGA-resolution monitors)	LCD monitors and other fixed-resolution pixilated displays

gm22xx/gm52xx	Integrated LCD monitor controllers supporting resolutions up to SXGA	Multi-function monitors and entry-level LCD TVs

gm23xx/gm53xx	Integrated LCD monitor controllers supporting resolutions up to SXGA	LCD monitors

gm50xx	Dual interface analog and DVI LCD monitor controllers (for XGA to UXGA resolutions) with frame rate conversion	Multi-synchronous LCD monitors and other fixed-resolution pixelated displays

gm51xx	Dual interface analog and DVI LCD monitor controllers (for XGA and SXGA-resolution monitors)	LCD monitors and other fixed-resolution pixelated displays

gm60xx	Digital TV video processors	CRT TVs, flat-panel TVs, video projectors

gm 7030	Digital CRT interface controller	Digital CRT displays

gmZAN3xx	Analog interface LCD monitor controllers (for XGA and SXGA-resolution monitors)	LCD monitors and other fixed-resolution pixelated displays

JagASM/Jag200	Analog and digital interface LCD monitor controllers (for SXGA to UXGA-resolution monitors)	Multi-synchronous LCD monitors and other fixed-resolution pixelated displays

PRODUCT FAMILY	DESCRIPTION	MARKETS
gm56xx/26xx (Phoenix)	Pin/firmware compatibly family of analog & dual (DVI & analog) input LCD monitor controllers for XGA and SXGA resolutions	Mainstream LCD monitors using LVDS or RSDS LCD panels

FLI8125 (Hudson)	Single chip flat-panel TV controller for cost sensitive applications with 2D NTSC/PAL decoder and DCDI Edge Faroudja video processing	Cost-sensitive flat-panel and digital CRT TVs

FLI8532 (Cortez)	Single chip high-end flat-panel TV controller with 3D NTSC/PAL decoder and high-end DCDI Cinema Faroudja video processing	Mid-range to high-end flat-panel TVs

FLI5961 (Oak)	Single chip highly integrated, mixed-signal LCD controller for multi- function monitors supporting resolutions up to WUXGA	Multi-function monitors

Faroudja Home Theater Systems Products

DVP1000/1010	Digital video processors	HD projection and fixed-pixel displays. Professional/high-end home theater systems

DVP1500/1510	Digital video processors that incorporate DVD drives	HD projection and fixed-pixel displays. Professional/high-end home theater systems

DVP4000	Digital video processors that incorporate DVD drives	HD projection and fixed-pixel displays. Professional/high-end home theater systems

Plasma packages	42-inch, 50-inch or 61-inch High Definition plasma TVs packaged and optimized for use with Faroudja digital video processor systems	HD projection and fixed-pixel displays. Professional/high-end home theater systems

Projection systems	High Definition DLP and DILA projectors packaged and customized for use with Faroudja digital video processor systems	HD projection and fixed-pixel displays. Professional/high-end home theater systems

RESEARCH AND DEVELOPMENT

Our research and development efforts are performed within the following specialized groups:

•	Algorithm development group: focuses on developing high-quality image processing technologies and their implementation in silicon.

•	Product development group: focuses on developing standard semiconductor components to service our monitor and computer OEM customers. In addition, we develop semiconductor components to serve customers who are designing products for new market applications, such as flat-panel television and other potential mass markets.

•	Software engineering group: develops the software environment required for our products to work within target systems. Software is embedded in many of our products. The other major role of software engineering is tool development. We provide sophisticated software tools to help our customers develop their applications and customize their software to improve the productivity of those engineers involved in the process of getting their products into production.

As of March 31, 2005, we had 207 full-time employees engaged in research and development. Expenditures for research and development, including stock-based compensation, were $33.3 million for the year ended March 31, 2005, $31.0 million for the year ended March 31, 2004 and $33.3 million for the year ended March 31, 2003.

CUSTOMERS, SALES AND MARKETING

Our sales and marketing personnel work closely with customers, industry leaders, sales representatives and our distributors to define features, performance, price and market timing of our products. We focus on developing long-term customer relationships with both system manufacturers and equipment manufacturers. Our marketing group includes application engineers who support customer designs as well as producing evaluation boards and reference designs for both LCD monitors and flat-panel television applications, thereby providing complete turnkey solutions that facilitate the integration of our products into the end products manufactured by our customers.

We sell and market our products directly to customers and through regional sales representatives and distributors. Prior to selling our products, we provide our customers with technical support, design assistance and customer service both at their facilities and through our offices in the United States, Canada, India, Japan, South Korea, China, and Taiwan. Our sales representatives and distributors also provide ongoing support and service on our behalf. We generally provide a one-year warranty for our integrated circuit products.

We derive a substantial portion of our revenues from a limited number of products. For the year ended March 31, 2005, our top five products contributed 52% of our total revenues. For the year ended March 31, 2004, our top five products contributed 44% of our total revenues. For the year ended March 31, 2003, our top five products contributed 52% of our total revenues.

Our sales are also derived from a limited number of customers. Our largest five customers accounted for 52% of total revenues in fiscal 2005, 53% of total revenues in fiscal 2004 and 55% of total revenues in fiscal 2003.

For the year ended March 31, 2005, two customers, Samsung Electronics Co. and LG Electronics, Inc., each accounted for more than 10% of our total revenues. For the year ended March 31, 2004, two customers, Samsung Electronics Co. and Royal Philips Electronics, N.V., each accounted for more than 10% of our total revenues. For the year ended March 31, 2003, two customers, Samsung Electronics Co. and LG Electronics, Inc., each accounted for more than 10% of our total revenues. At March 31, 2005 one customer represented more than 10% of accounts receivable trade. At March 31, 2004 and 2003, two and four customers each represented more than 10% of accounts receivable trade, respectively. The loss of any significant customer could have a material adverse impact on our business.

We sell our products primarily outside of the United States. For the year ended March 31, 2005, 96% of our revenues were from sales to China, Japan, South Korea, Taiwan, other countries located in Asia, and Europe, and 4% of our revenues were from customers in the United States.

Additional information on the concentration of our revenues by geography, customers and markets can be found in Note 14 to our consolidated financial statements included in Item 8 of this report.

As of March 31, 2005, our sales and marketing force totaled 172 people. This included 60 field application engineers whose role is to create reference designs and assist our customers to incorporate our integrated circuits into their products.

MANUFACTURING

Third parties with state-of-the-art fabrication equipment and technology manufacture our products. This approach enables us to focus on product design and development, minimizes capital expenditures and provides us with access to advanced manufacturing facilities. Currently, our products are being fabricated, assembled or tested by Taiwan Semiconductor Manufacturing Corporation, Advanced Semiconductor Engineering, International Semiconductor Engineering Labs, Global Advanced Packaging Technology Co. Ltd., STATS ChipPAC Ltd., and Siliconware Precision Industries Ltd. These manufacturers assemble and test our products based on the design and test specifications we have provided. After this process has been completed, the manufacturers will then ship our products to OEMs or system integrators for integration into the final product. As semiconductor manufacturing technologies advance, manufacturers typically retire their older manufacturing processes in favor of newer processes. When this occurs, the manufacturer generally provides notice to its customers of its intent to discontinue a process, and its customers will either retire the affected part or design a newer version of the part that can be manufactured on the more advanced process. Consequently, our products may become unavailable from their current manufacturers if the processes on which they are produced are discontinued. Our devices are produced using 0.25, 0.18 and 0.16 micron process technologies and these geometries will likely be available for the next two to three years. We must manage the transition to new parts from existing parts. We have commitments from our suppliers to provide notice of any discontinuance of their manufacturing processes in order to assist us in managing these types of product transitions.

All of our products are currently sourced such that we have only one supplier for any one semiconductor die. Based on our current production volumes, this approach of single sourcing is reasonable. As our volumes grow, we intend to secure sufficient fabrication capacity and diversify our sources of supply. Any inability of a current supplier to provide adequate capacity would require us to obtain products from alternate sources. There is a considerable amount of time required to change or start a new wafer fabrication supplier for any single product, as well as substantial costs to bring that supplier into volume production. Should a source of a product cease to be available, we believe that this would have a material adverse effect on our business, financial condition and results of operations. We have no guarantees of minimum capacity from our suppliers and are not liable for minimum purchase commitments.

QUALITY ASSURANCE

Genesis strives for continuous quality improvement and consistent delivery of high quality outputs at all stages of product development, manufacturing and delivery. We are an ISO 9001 certified company. We aim to provide reliable, high quality products and services by assigning stringent checks and controls at all stages of product creation and delivery.

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

We use data provided by subcontractors as well as our own qualification testing in an effort to ensure that our products are reliable. This testing includes accelerated stress testing at elevated temperatures and voltages, environment testing and many other types of testing using methods which are recognized industry standards. The need for failure analysis may arise during product development or during use by a customer. We perform failure analysis of our devices using in-house and subcontracted facilities. Depending on the failure we use both non- destructive and destructive failure analysis techniques so as to ensure that any decisions to be taken as a result of the failure are informed and based on quantifiable information and data.

We have also taken steps towards addressing environmental concerns. For example, we have qualified lead-free packaging for our products to provide our customers the option of ordering products in lead-free packaging.

INTELLECTUAL PROPERTY AND LICENSES

We protect our technology through a combination of patents, copyrights, trade secret laws, trademark registrations, confidentiality procedures and licensing arrangements. We have over 185 United States and foreign patents with additional patent applications pending. In addition to the United States, we apply for and have been granted numerous patents in other jurisdictions, including Europe, China, Singapore, Japan, Taiwan and South Korea. Our patents relate to various aspects of algorithms, product design or architectures. To supplement our proprietary technology, we also license technology from third parties.

We have patents in the areas of scaling and format detection that expire in 2017, which we believe are material to our monitor business. We also believe that these patents are enforceable. However, we do not believe that our patents necessarily prohibit third parties from competing with us, as other parties may be able to design competing products without relying on our patents. In addition, our ability to enforce our patents is subject to general litigation risks. In protecting our patents, we may need to litigate to assure our patents are not infringed. Litigation can be time-consuming and expensive, and there can be no assurance that we will be successful in any litigation we undertake. An unfavorable outcome to litigation could result in invalidation of the patents we assert.

COMPETITION

The market in which we operate is intensely competitive and is characterized by technological change, evolving industry standards and rapidly declining average selling prices. We face competition from both large companies and start-up companies, including ATI Technologies, Broadcom Corp., Intel Corp., LSI Logic Corp., Micronas Semiconductor Holding AG, Media Reality Technologies, Inc., Mediatek Corp., Mstar Semiconductor, Inc., Novatek Microelectronics, Philips Semiconductors, a division of Philips Electronics N.V., Pixelworks, Inc., Realtek Semiconductor Corp., Silicon Image, Inc., ST Microelectronics, Inc., Trident Microsystems, Inc., and Zoran Corporation. In addition, many our of current and potential customers have their own internally developed integrated circuit solutions, and may choose not to purchase solutions from third party suppliers like Genesis. We anticipate that as the market for our products develops, our current customers may develop their own products and competition from diversified electronic and semiconductor companies will intensify. Some competitors are likely to include companies with greater financial and other resources than us. Increased competition could harm our business, by, for example, increasing pressure on our profit margins or causing us to lose customers.

We believe that the principal competitive factors in our markets are:

•	product design features and performance,

•	product price,

•	image quality,

•	the time to market of our products, and

•	the quality and speed of customer support.

BACKLOG

Our customers typically order products using purchase orders that may be canceled or rescheduled without significant penalty. These purchase orders are subject to price negotiations and to changes in quantities of products and delivery schedules that reflect changes in their requirements and manufacturing availability. Historically, most of our sales have been made pursuant to short lead-time orders. In addition, our actual shipments depend on the manufacturing capability of our suppliers and the availability of products from those suppliers. As a result of the foregoing factors, we do not believe our backlog at any given time is necessarily a meaningful indicator of our future revenues. We do, however, track revenue and backlog trends on a quarter-to-quarter basis as a means of comparing revenue at a particular date in a quarter to revenue at comparable dates in past quarters.

EMPLOYEES

As of March 31, 2005, we employed a total of 476 full-time employees, including 207 in research and development, 172 in sales and marketing, 40 in manufacturing operations and 57 in finance, information technology, human resources and administration. We employ a number of temporary and part-time employees and consultants on a contract basis. Our employees are not represented by a collective bargaining organization. We believe that relations with our employees are satisfactory.

EXECUTIVE OFFICERS

The following table lists the names and positions held by each of our executive officers as of March 31, 2005:

NAME	AGE	POSITION
Elias Antoun	48	Chief Executive Officer and Director
Anders Frisk	49	Executive Vice President
Michael Healy	43	Chief Financial Officer and Senior Vice President, Finance
Tzoyao Chan	52	Senior Vice President, Engineering
Raphael Mehrbians	45	Senior Vice President, Product Marketing
Mohammad Tafazzoli	45	Senior Vice President, Operations
Ernest Lin	51	Senior Vice President, Worldwide Sales
Rajeev Munshi	41	Vice President, Quality Assurance
Ken Murray	54	Vice President, Human Resources
Ava Hahn	32	General Counsel and Secretary

Elias Antoun has served as Chief Executive Officer and a member of our Board of Directors since November 2004. Prior to his appointment, Mr. Antoun served as the President and Chief Executive Officer of Pixim, Inc., an imaging solution provider for the video surveillance market, between March 2004 and November 2004. From February 2000 to August 2003, Mr. Antoun served as the President and Chief Executive Officer of MediaQ, Inc., a mobile handheld graphics IC company acquired by NVIDIA Corporation in August 2003. From January 1991 to February 2000, Mr. Antoun held a variety of positions with LSI Logic Corporation, most recently serving as Executive Vice President of the Consumer Products Division from 1998 until his departure in January 2000. Mr. Antoun has served as a Director of HPL Technologies, Inc. since August 2000 and as Chairman of the Board of Directors of HPL Technologies, Inc. since July 2002.

Anders Frisk has served as Executive Vice President since January 2003. Mr. Frisk joined Genesis in March 2000 as Vice President, Marketing. Prior to then, he served as Director of Technology Planning with Nokia from February 1998 to March 2000, and as PC Architecture Manager with Fujitsu ICL Computers from April 1991 to January 1998. Mr. Frisk has served on the board of the Video Electronics Standards Association, or VESA, and chaired VESA’s Monitor Committee for four years. Mr. Frisk holds a master’s degree in electrical engineering from Stockholm’s Royal Institute of Technology.

Michael Healy has served as Chief Financial Officer and Senior Vice President of Finance since February 2004. Previously, Mr. Healy served as Chief Financial Officer of Jamcracker, Inc., a software and application service provider, from November 2002 to February 2004. From September 1997 to January 2002, Mr. Healy held senior level finance positions at Exodus Communications, including Senior Vice President of Finance. Prior to then, he held various senior financial management positions at Apple Computer, and was an auditor at Deloitte & Touche. Mr. Healy holds a bachelor’s degree in accounting from Santa Clara University and is a Certified Public Accountant. Mr. Healy is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

Tzoyao Chan has served as Senior Vice President, Engineering since February 2003. Prior to then, Mr. Chan served as Vice President, Engineering from May 1999. Mr. Chan joined Genesis as the result of the merger with Paradise Electronics. Prior to joining Paradise in May 1997, Dr. Chan was Director of Engineering at Cirrus Logic, Inc., a semiconductor company. He has also held various engineering and management positions at several chip-design companies including Bell Labs (now Lucent Technology), Intel Corp, LSI Logic, Chips & Technologies and S3. Dr. Chan holds a Ph.D. in electrical engineering from the University of Arizona.

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

Mohammad Tafazzoli has served as Senior Vice President, Operations since May 2004. Prior to then, Mr. Tafazzoli served as Vice President, Operations from June 2000. He was previously the Director of Operations at Genesis and joined the company as a result of the merger with Paradise Electronics. Prior to joining Paradise in 1998, Mr. Tafazzoli was a Senior Manager, Product Engineering for the Graphics Business Unit of Cirrus Logic, Inc., a semiconductor company, from October 1993 to March 1998. Mr. Tafazzoli holds a bachelor’s degree in electrical engineering from San Jose State University.

Ernest Lin has served as Senior Vice President, Worldwide Sales since January 2005. Prior to joining Genesis, Mr. Lin served as vice president of global sales at NeoMagic Corporation, a semiconductor company, from December 2001 to December 2004. Prior to then, Mr. Lin served as executive vice president of business operations for LinkUp System Corporation from September 1997 until its acquisition by NeoMagic in December 2001. Prior to then, Mr. Lin held several executive management, sales and engineering positions, including vice president, Asia Pacific Sales, at Cirrus Logic. Mr. Lin holds an M.B.A. from Santa Clara University, a master’s degree in computer science from the University of Utah and a bachelor’s degree in electrical engineering from the National Taiwan University in Taipei, Taiwan.

Rajeev Munshi has served as Vice President, Quality Assurance since December 2002. Mr. Munshi joined Genesis in December 2000 as Director of Quality Assurance. From June 2000 to December 2000, Mr. Munshi served as Director of Quality Assurance for ChipPAC, Inc., a provider of semiconductor packaging and test services. From 1997 to December 2000, Mr. Munshi was Director of Quality and Reliability of the Mass Storage Division at Cirrus Logic Inc., a semiconductor company. Mr. Munshi holds a bachelor’s degree from Delhi University, India and an M.B.A. from California State University at Stanislaus.

Ken Murray has served as Vice President, Human Resources since August 2000. He served as Vice President, Human Resources at Chordiant Software from November 1999 to August 2000 and at NeoMagic Corporation from July 1997 to November 1999. From 1984 to July 1997, Mr. Murray served as Vice President, Human Resources for Akashic Memories Corporation, a magnetic media company. Mr. Murray holds a bachelor’s degree in business administration from San Jose State University.

Ava Hahn has served as General Counsel since May 2003, and as Secretary since October 2003. Ms. Hahn joined Genesis in August 2002 as Corporate Counsel. From September 2002 to October 2003, she also served as Assistant Secretary. Prior to Genesis, from August 2000 to August 2002, Ms. Hahn was Director, Legal Affairs at LuxN, Inc., an optical networking company. Prior to then, Ms. Hahn was an attorney at Wilson Sonsini Goodrich & Rosati, P.C. Ms. Hahn holds a bachelor’s degree from the University of California at Berkeley and a J.D. from Columbia Law School.

ITEM 2. PROPERTIES:

Our principal administrative, sales, marketing, service and research and development offices are located in leased offices in Alviso, California. We also lease offices in San Jose, California, Thornhill, Ontario, Canada, and Bangalore, India primarily for research and development. In addition, we lease offices in Taipei, Taiwan, Seoul, South Korea, Shenzen, China, Shanghai, China, and Tokyo, Japan primarily for sales and field support. We believe our existing facilities are adequate to meet our needs for the immediate future and that future growth can be accomplished by leasing additional or alternative space on commercially reasonable terms. Further information on our lease commitments can be found in Note 13 to our consolidated financial statements included in Item 8 of this report.

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

In July 2003, the District Court issued a memorandum opinion, followed by a final judgment in August 2003 and an amended final judgment in December 2003. In its opinion, the District Court ruled that Genesis and Silicon Image have settled their disputes based on a Memorandum of Understanding (“MOU”) signed on December 18, 2002. The District Court’s opinion states that the MOU is a binding settlement agreement and that Genesis will pay Silicon Image a monetary settlement, license fee and running royalties on all DVI and HDMI products. We recorded a provision for costs associated with this patent litigation in the year ended March 31, 2003; a portion of which was paid in escrow to the court in August 2003 and an additional undisclosed amount was paid to the court as a bond in March 2004. The payments to the court have been accounted for as reductions of the related liability. In addition, we have established a reserve for contingent royalty payments in the event that the litigation is resolved against us.

In January 2004, Genesis filed a notice of appeal to the United States Court of Appeals for the Federal Circuit. On January 28, 2005, the Court of Appeals found that the district court’s order was not final, and dismissed the appeal for lack of jurisdiction. The case has returned to the District Court for further adjudication.

The future financial impact arising from this dispute, any appeal or other legal actions related to the dispute, is not yet determinable.

MRT, Trumpion and Mstar Litigation

In March 2002, Genesis filed a patent infringement lawsuit against Media Reality Technologies, Inc. (“MRT”), SmartASIC Inc., and Trumpion Microelectronics, Inc. (“Trumpion”) in the United States District Court for the Northern District of California. The complaint alleges that the defendants’ display controllers infringe various claims of a Genesis U.S. patent. Genesis is seeking monetary damages and a permanent injunction that bars the defendants from making, using, importing, offering to sell, or selling the allegedly infringing products in the United States. In January 2003, Genesis announced a settlement of its litigation against SmartASIC Inc. MRT has asserted counterclaims against Genesis, alleging trade secret misappropriation, interference with economic advantage, and unfair practices and competition. Genesis intends to vigorously defend against these claims. In May 2005, the court granted Genesis’s motion for summary judgment on infringement by MRT. In June 2005, as part of a settlement of the litigation, Trumpion consented to a stipulated judgment admitting its infringement of Genesis’s patent.

Genesis previously filed a similar patent infringement complaint against MRT, Trumpion and Mstar Semiconductor, Inc. (“Mstar”) in the U.S. International Trade Commission (“ITC”). In August 2004, the ITC determined that Mstar, MRT and Trumpion infringe Genesis’s patent, and issued an exclusion order preventing the importation of Mstar, MRT and Trumpion’s infringing display controllers into the United States, as well as LCD monitors and boards containing these products.

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

In response to a complaint filed by Mstar, the Taiwan Fair Trade Commission is investigating Genesis’s alleged violation of the Taiwan Fair Trade Law. Genesis believes that it has meritorious defenses to the alleged violation and is cooperating with the investigation.

The future financial impact of these claims is not yet determinable and no provision has been made in our consolidated financial statements for any future costs or settlements associated with these claims.

Securities Class Action Litigation

In November 2002, a putative securities class action captioned Kuehbeck v. Genesis Microchip et al., Civil Action No. 02-CV-05344, was filed against Genesis, former Chief Executive Officer Amnon Fisher, and former Interim Chief Executive Officer Eric Erdman, and amended in July 2003 to include Executive Vice President Anders Frisk (collectively the “Individual Defendants”) in the United States District Court for the Northern District of California. The complaint alleges violations of Section 10(b) of the Securities and Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated there under against Genesis and the Individual Defendants, and violations of Section 20(a) of the Exchange Act against the Individual Defendants. The complaint seeks unspecified damages on behalf of a purported class of purchasers of Genesis’s common stock between April 29, 2002 and June 14, 2002. The parties are currently awaiting a ruling on Genesis’s motion to dismiss the case. Genesis believes that it has meritorious defenses to this lawsuit and will continue to defend the litigation vigorously. The future financial impact of this claim is not yet determinable and no provision has been made in our consolidated financial statements for any future costs associated with this claim.

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

PART II

ITEM 5. MARKET FOR OUR COMMON STOCK AND RELATED STOCKHOLDER MATTERS:

MARKET INFORMATION

Our common stock trades on the Nasdaq National Market under the symbol “GNSS.” We have not listed our stock on any other markets or exchanges. The following table shows the high and low closing prices for our common stock as reported by the Nasdaq National Market:

	HIGH	LOW
2003 Calendar Year
First Quarter	$18.15	$10.49
Second Quarter	$19.02	$13.05
Third Quarter	$16.40	$8.69
Fourth Quarter	$19.87	$11.25
2004 Calendar Year
First Quarter	$22.36	$14.20
Second Quarter	$19.75	$13.20
Third Quarter	$13.50	$9.60
Fourth Quarter	$17.29	$13.45
2005 Calendar Year
First Quarter	$16.35	$11.98
Second Quarter (to June 3)	$18.55	$13.32

As of June 3, 2005, we had approximately 185 common stockholders of record and a substantially greater number of beneficial owners.

DIVIDEND POLICY

We have never declared or paid dividends on our common stock. We currently intend to retain our earnings for use in our business and therefore we do not anticipate declaring or paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA:

Selected consolidated financial data for the last five fiscal years appears below (in thousands, except per share data):

	YEAR ENDED MARCH 31,
	2005	2004	2003	2002	2001
STATEMENTS OF OPERATIONS DATA:
Revenues	$204,115	$213,420	$194,325	$163,370	$63,627
Cost of revenues	117,694	127,035	119,410	89,287	32,416

Gross profit	86,421	86,385	74,915	74,083	31,211
Operating expenses:
Research and development	33,348	30,983	33,275	21,762	17,413
Selling, general and administrative	48,300	39,149	36,231	21,469	15,947
Amortization of acquired intangibles	10,616	10,616	10,627	1,032	—
Provision for costs associated with patent litigation	2,589	12,630	14,504	—	—
Restructuring	—	—	—	1,858	—
In-process research and development	—	—	—	4,700	—

Total operating expenses	94,853	93,378	94,637	50,821	33,360

Income (loss) from operations	(8,432)	(6,993)	(19,722)	23,262	(2,149)
Interest and other income, net	1,939	1,725	946	1,463	2,328

Income (loss) before income taxes	(6,493)	(5,268)	(18,766)	24,725	179
Provision for (recovery of) income taxes	2,954	(1,063)	(4,140)	6,729	(2,483)

Net income (loss)	$(9,447)	$(4,205)	$(14,636)	$17,996	$2,662

Earnings (loss) per share:
Basic	$(0.29)	$(0.13)	$(0.47)	$0.82	$0.14
Diluted	$(0.29)	$(0.13)	$(0.47)	$0.74	$0.13
Weighted average number of common shares outstanding:
Basic	33,084	31,876	31,248	22,025	19,406
Diluted	33,084	31,876	31,248	24,177	19,884

	MARCH 31,
	2005	2004	2003	2002	2001
BALANCE SHEETS DATA:
Cash, cash equivalents and short-term investments	$129,757	$118,222	$113,138	$106,564	$32,827
Working capital	156,411	147,651	130,831	139,633	53,190
Total assets	416,292	410,726	402,654	428,391	81,446
Total long-term liabilities, net of current portion	—	—	—	328	410
Stockholders’ equity	389,496	386,855	373,833	383,571	70,389

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

The following contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding anticipated revenues, gross margins, operating expenses, amortization of intangibles and stock-based compensation, liquidity, business strategy, demand for our products, average selling prices, regional market growth, and future competition. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors which could cause actual results to differ materially include those set forth in the following discussion, and, in particular, the risks discussed below under the subheading “Risk Factors” and in other documents we file with the Securities and Exchange Commission. Unless required by law, we undertake no obligation to update publicly any forward-looking statements.

We begin management’s discussion and analysis of financial condition and results of operations (MD&A) with a general discussion of our target markets, the nature of our products, and some of the business issues we are facing as a company. Next, we address the critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then discuss our results of operations for the year ended March 31, 2005, or fiscal 2005 compared to fiscal 2004 and 2003, and corresponding quarterly information within those quarters as viewed through the eyes of management. Lastly, we provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments. This MD&A should be read in conjunction with the other sections of this Annual Report on Form 10-K.

OVERVIEW

Our Markets

We develop and market image-processing solutions. We design, develop and market integrated circuits that receive and process digital video and graphic images. We also supply reference boards and designs that incorporate our software and proprietary integrated circuits, or chips. Our products are used in large-area LCDs, such as LCD monitors. Our products are also used in other types of display devices, including LCD TVs, Plasma TVs, Rear Projection TVs, and Digital CRT TVs.

We generate the majority of our revenue by selling our image-processing solutions to the manufacturers of LCD monitors and flat-panel TVs. We outsource the manufacturing of our products to large semiconductor manufacturers, thereby eliminating the need for capital-intensive plant and equipment. Our most significant cash operating expense is labor, with our workforce employed in research and development of new products and technologies and in marketing, sales, customer support, and distribution of our products.

Our primary target end-markets are LCD monitors and flat-panel televisions. We also design products that serve both applications, multi-function monitors, where it is difficult to distinguish between a monitor with television capability and a television with a PC input. Both of these display devices often use the same Genesis chip. Similarly, we supply certain customers with chips originally designed for an LCD computer monitor that the customer may use in flat-panel televisions. We assist customers in developing their designs. Typically, a TV design will take more time and support from our software and field application engineers than a monitor design, increasing our costs during a customer’s pre-production period.

The growth in our target markets is limited by the industry’s capacity to supply LCD panels or other digital displays. Furthermore, the availability of LCD panels from time to time has been constrained, causing unexpected increases in the cost of LCD panels to our customers, thus resulting in customers rapidly changing their demand expectations for our products. Our products usually represent less than two percent of the average retail cost of a standard flat-panel TV, while the cost of the LCD panel within a LCD monitor or flat-panel TV represents the majority of the cost of the finished product. Consequently, constraints on availability of LCD panels or increases in panel costs can result in reduced demand for our products, and it is very difficult to accurately predict the availability or cost of LCD panels. Conversely, it is the increase in production volumes of larger size LCD panels in new fabrication facilities coming on line over the next several years that is expected to result in lower-cost panels and hence lower average selling prices of end products. While panel prices have decreased significantly over the last few quarters, the impact of this price decline has not yet been fully reflected at the retail level. However, we believe retail prices will continue to decline and we expect this to lead to an increase in demand for display controllers.

Our industry is very competitive and growth industries like ours tend to attract new entrants. The LCD monitor industry is highly competitive. Our average selling prices of monitor display controllers, in spite of increased functionality have declined by more than 50% over the past two years. We expect the flat-panel television industry will be as competitive over time. Our strategy is to maintain market leadership through integration of new features and functions and by providing the highest image quality at a cost-effective price. We believe we are able to deliver the desired feature-rich image quality through relationships with customers, patented technologies, effective chip design, software capabilities, and customer support. While maintaining our leadership in image quality and product feature sets, we strive to maximize profitability by reducing product cost through efficient chip design and driving costs down throughout our supply chain.

Average selling prices to distributors are typically less than average selling prices to direct customers for similar products. Sales to distributors typically comprise less than 15% of revenues. Average selling prices and product margins of our products are typically highest during the initial months following product introduction and decline over time and as volume increases.

While we primarily market and sell our integrated circuits directly to manufacturers, we also sell finished systems, primarily to the high-end home theater market, under the Faroudja brand. These products are generally sold through specialty retail channels and represent a very small portion of our overall revenue.

Part of our overall strategy is to develop intellectual property that is used in our integrated circuits. We have and will continue to defend our intellectual property rights against those companies that may use our technology without the proper authorization. At times we may enter into agreements that allow customers or other companies to license our patented technology.

Revenue Recognition

Genesis recognizes revenue from semiconductor product sales to customers when a contract is established, the price is determined, shipment is made and collectability is reasonably assured. Distributor agreements may be canceled by either party upon specified notice. Genesis grants distributors a right of return upon termination, either pursuant to the express terms of the agreement, or where no such express terms exist, Genesis may grant a right of return for other business reasons. Accordingly, revenue and related cost of revenues from sales to distributors are deferred until the distributors resell the product, which is verified by point-of-sale reports. At the time of shipment to distributors, we record a trade receivable for the selling price, relieve inventory of the value of the product shipped and record the gross margin as a component of accrued liabilities on our consolidated balance sheet. In certain circumstances, where orders are placed with non-cancelable/non-returnable terms, we recognize revenue upon shipment. Reserves for sales returns and allowances are recorded at the time of recognizing revenue. To date we have not experienced significant product returns.

Manufacturing and Supply

We generally need to place purchase orders for products from our suppliers before we receive purchase orders from our customers. This is because production lead times for silicon wafers, from which our products are manufactured, can be as long as three months, while many of our customers place orders only one month or less in advance of their requested delivery date. We have agreements with suppliers in Asia such that we are dependent on the suppliers’ manufacturing yields. We continue to look at alternative sources of supply to reduce our reliance on key suppliers and reduce lead times, though dual sourcing for specific products is more costly in terms of set-up and yields are typically lower as each manufacturing supplier ramps up production. While we have frequent communication with significant customers to review their requirements, we are restricted in our ability to react to fluctuations in demand for our products and this exposes us to the risk of having either too much or not enough of a particular product. We regularly evaluate the carrying value of inventory held. For the year ended March 31, 2005, we recorded net reserves totaling $883,000, where we do not foresee sufficient demand for the on-hand inventory to support the carrying value. An example of this would be where certain customers transitioned to next generation products more quickly than previously anticipated.

Global Operations

We operate through subsidiaries and offices in several countries throughout the world. Our corporate office is located in Alviso (Silicon Valley), California. Our research and development resources are located in the United States, Canada and India. The majority of our customers are located in Asia, supported by our sales offices in China, Japan, South Korea, and Taiwan. Our third party suppliers are located primarily in Taiwan. Although virtually all of our revenues and costs of revenues are denominated in U.S. dollars, portions of our revenue and operating expenses are denominated in foreign currencies. Accordingly, our operating results are affected by changes in the exchange rate between the U.S. dollar and those currencies. Any future strengthening of those currencies against the U.S. dollar could negatively impact our operating results by increasing our operating expenses as measured in U.S. dollars.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

•	We record estimated reductions to revenue for customer returns based on historical experience. A customer has a right to return products only if the product is faulty, although in certain circumstances we agree to accept returns if replacement orders are placed for other products or to maintain our business relationship. If actual customer returns increase, we may be required to recognize additional reductions to revenue.

•	We record the estimated future cost of replacing faulty product as an increase to cost of revenues. To date we have not experienced significant returns related to quality. If returns increase as a result of changes in product quality, we may be required to recognize additional warranty expense.

•	We maintain allowances for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We have not suffered any significant loss in this area.

•	We provide for valuation reserves against our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those we project, additional inventory valuation reserves may be required.

•	We provide for costs associated with settling litigation when we believe that we have a reasonable basis for estimating those costs. If actual costs associated with settling litigation differ from our estimates, we may be required to recognize additional costs.

•	Goodwill, which represents the excess of cost over the fair value of net assets acquired in business combinations, is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the goodwill might be impaired. The impairment tests are performed in accordance with FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. Accordingly, an impairment loss is recognized to the extent that the carrying amount of goodwill exceeds its implied fair value. This determination is made at the reporting unit level. We have assigned all goodwill to a single, enterprise-level reporting unit. The impairment test consists of two steps. First, we estimate the fair value of the reporting unit. The fair value is then compared to its carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill would be determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation in accordance with FASB Statement of Financial Accounting Standards No. 141, “Business Combinations”. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. We perform our annual impairment test on January 1st of each year.

We did not record any goodwill impairment charges in fiscal 2005, 2004, or 2003. Goodwill balances may also be affected by changes in other estimates, for example, related to the ability to utilize acquired tax benefits, made at the time of acquisitions.

•	We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. Should we determine that we will not be able to realize all or part of our gross deferred tax asset, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. In making this determination, we project taxable income by jurisdiction for the next three years based on market assumptions and company plans, and other jurisdictional history.

•	From time to time, we incur costs related to potential merger activities. When we assess that we will be the acquirer for accounting purposes in such transactions and we expect to complete the transaction, direct costs associated with the acquisition are deferred and form part of the final purchase price. In the event these assessments change, any such deferred costs would be expensed. Costs associated with other merger activities are expensed as incurred.

RESULTS OF OPERATIONS

REVENUE AND GROSS PROFIT

	YEAR ENDED MARCH 31,
	2005	2004	2003
	(in thousands)
Total revenue	$204,115	$213,420	$194,325
Gross profit	86,421	86,385	74,915
Gross profit percentage	42.3%	40.5%	38.6%

Revenue by geography:
United States	$8,923	$13,560	$12,760
China	69,406	79,592	36,854
Japan	15,288	16,585	19,836
South Korea	52,870	53,628	77,690
Taiwan	28,824	27,170	32,462
Rest of world	28,804	22,885	14,723

Total revenue	$204,115	$213,420	$194,325

Revenue

Total revenue for the year ended March 31, 2005 decreased by 4.4% to $204.1 million from $213.4 million for the year ended March 31, 2004, which in turn represented an increase of 9.8% from $194.3 million for the year ended March 31, 2003. While unit shipments increased by 15% to 45.8 million units from 39.8 million units in fiscal 2004, as the markets in which we operate continue to grow, the increase in dollar terms was offset by lower blended average selling prices (ASPs), which decreased by 17%.

LCD monitor controller ASPs have experienced the largest decline, and estimated revenue from this market declined to $109.9 million for the year ended March 31, 2005 from $142.8 million in fiscal 2004, as higher unit shipments were not sufficient to offset ASPs declines of 29%. Our estimate of unit shipments into flat-panel televisions grew by 47% during the year, driving estimated revenue from this market to $88.9 million, an increase of 38% compared to fiscal 2004. Total revenues from shipments into displays with video capability, such as LCD television, continue to increase and have become a larger proportion of total revenue. During fiscal 2005, we estimate that approximately 46% of total revenue was from consumer video related products, compared with 33% for fiscal 2004, and we expect this percentage to grow to more than 50% during fiscal 2006.

Unit shipments of all controllers increased 47% in fiscal 2004 compared to fiscal 2003, while ASPs declined by 25% during the same period.

We continue to ship the majority of our product to customers located in Asia, and we expect most of the growth to come from this area in the future. Within Asia, shipments into China have increased significantly over the last two years, despite slightly declining revenue in fiscal 2005 primarily due to lower ASPs from units shipped into the monitor market.

In addition to revenue from shipments of display controllers, we generated revenue from licensing our patented technology to third parties in connection with the favorable final determination in the ITC case. We signed licensing agreements with a number of customers during the year ended March 31, 2005, providing them with the flexibility to maintain multiple sources for supply, while ensuring that we are compensated for the rights to use our intellectual property.

Gross Profit

Gross profit for the year ended March 31, 2005 of $86.4 million was flat compared with fiscal 2004, and represented an increase of approximately 15% over fiscal 2003. While we experienced slightly lower revenues than fiscal 2004, the mix of product sold and continued efforts to reduce the overall manufacturing cost of our products, had a favorable impact on gross profit percentage. Gross profit percentage for fiscal 2005 was 42.3% compared with 40.5% in fiscal 2004 and 38.6% in fiscal 2003. Maintaining a healthy gross profit margin in a high volume industry where ASPs decline steadily over time is both one of our main challenges and our strengths. Our leadership position in the monitor market provides us with an advantage over our competitors with respect to purchasing power, enhancing our ability to remain extremely competitive in all sectors of the market place.

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

	YEAR ENDED MARCH 31,
	2005		2004		2003
	$	% of Revenue	$	% of Revenue	$	% of Revenue
	(in thousands)
Research and development	$31,407	15.4%	$28,090	13.2%	$25,609	13.2%
Selling, general and administrative	45,747	22.4	38,212	17.9	32,784	16.9
Amortization of acquired intangibles	10,616	5.2	10,616	5.0	10,627	5.5
Stock-based compensation	4,494	2.2	3,830	1.8	6,847	3.5
Provision for costs associated with patent litigation	2,589	1.3	12,630	5.9	14,504	7.4
VM Labs operating and other restructuring costs	—	—	—	—	4,266	2.2

Total operating expenses	$94,853	46.5%	$93,378	43.8%	$94,637	48.7%

Research and Development

Research and development expenses include costs associated with research and development personnel, development tools, hardware and software licenses, and prototyping. Research and development expenses for the year ended March 31, 2005 were $31.4 million, compared with $28.1 million in fiscal 2004 and $25.6 million in fiscal 2003. This represents annual sequential increases of at least 10% per year, and is a reflection of the continued investment in the research and development of technologies addressing the television and video markets. In addition, the mix of spending has changed, as we devote increasing resources to improving performance and integration of the more complex multimedia and video applications, especially digital TV technologies, while the focus within lower-end monitor applications has switched more to cost reduction than innovation or integration. Genesis’s move towards lower geometry processes, including 0.13um and lower, for its highly integrated DTV chips has also increased research and development spending.

These expenses represented 15.4% of revenues in fiscal 2005, 13.2% in fiscal 2004, and 13.2% in fiscal 2003.

Selling, General and Administrative

Selling, general and administrative expenses consist of personnel and related overhead costs for selling, including field application engineers, product marketing, marketing communications, customer support, finance, human resources, legal, public company costs related, but not limited to, our compliance with the Sarbanes Oxley

Act of 2002, general management functions and commissions paid to sales representatives. Selling, general and administrative expenses for the year ended March 31, 2005 were $45.7 million, compared with $38.2 million in fiscal 2004 and $32.8 million in fiscal 2003.

The majority of the $7.5 million increase from fiscal 2004 to 2005 related to three main factors.

First, and most significantly, we invested an additional $2.9 million for increased labor resources, particularly field application engineers, to support the expected growth in the advanced display market. We provide technical sales support through field application engineers in China, Japan, India, South Korea, and Taiwan. These engineers assist our customers to integrate our products into their display designs. We believe that this kind of investment at the early stages of a growing market positions us well to capitalize on the future unit growth that is forecasted for the television market;

Second, $1.8 million of costs were incurred associated with compliance with the Sarbanes-Oxley Act of 2002. We expect the cost of ongoing compliance to be lower in the future.

And third, we incurred approximately $1.0 million of severance and other costs associated with the departure of certain employees, including former executive officers.

The increase from fiscal 2003 to fiscal 2004 was also primarily related to additional headcount to support the expected growth in our target markets.

These expenses represented 22.4% of revenues in fiscal 2005, 17.9% in fiscal 2004, and 16.9% in fiscal 2003.

Amortization of Acquired Intangibles

Amortization of intangible assets acquired in connection with acquisitions of Sage and the VM Labs business was $10.6 million for each of the three fiscal years 2005, 2004, and 2003. We anticipate the amortization of existing acquired intangibles to decline to $9.6 million in fiscal 2006, $1.7 million in fiscal 2007, 2008, and 2009, and zero thereafter, assuming no future acquisition activity.

Stock-Based Compensation

As part of the accounting for the acquisition of Sage in February 2002, the intrinsic value of unvested options issued in exchange for previously issued Sage options, totaling approximately $18.4 million, is being amortized to expense over the remaining term of the options, categorized in the statement of operations in accordance with the nature of the service provided by the related employees. This amortization amounted to $2.6 million for the year ended March 31, 2005. In addition to this ongoing charge, additional stock-based compensation of $1.9 million was recorded during fiscal 2005, primarily resulting from the modification of option grants to certain executives as part of their separation agreements. The remaining $0.2 million of unamortized deferred stock-based compensation will be amortized during the first quarter of fiscal 2006. The adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which is currently expected to be effective for the Company for fiscal 2007, will result in additional stock-based compensation beginning in our first fiscal quarter ending June 30, 2006. For further details of this new accounting pronouncement see Note 2 to the consolidated financial statements. In assessing operating performance, management excludes these expenses from other research and development and selling, general and administrative costs.

Costs Associated with Patent Litigation

We have incurred significant costs associated with patent litigation over the past three fiscal years. However, we incurred substantially less litigation costs during fiscal 2005. During fiscal 2005, we incurred legal costs associated with patent litigation of $2.6 million compared to $12.6 million in fiscal 2004 and $14.5 million in fiscal 2003. The majority of the expense was in connection with certain patent litigation brought by us against several companies resulting in a favorable ruling in August 2004. If we decide to take legal action against other companies in the future, or if intellectual property infringement suits are brought against us or our customers, these costs may increase. More details of the various litigation matters are described in this report under Item 3, Legal Proceedings.

Total Operating Expenses

Total operating expenses for the year ended March 31, 2005 were $94.9 million, compared with $93.4 million in fiscal 2004 and $94.6 million in fiscal 2003. While total expenses have remained relatively constant, the mix of expenditures has changed for the reasons described above.

NON-OPERATING INCOME AND EXPENSES

Gain on Sale of Investment

During the third quarter of fiscal 2004, we sold 36% of our minority interest in a private company for approximately $1.1 million, realizing a gain of $0.7 million. The remaining investment with a carrying value of $0.8 million is included in other long-term assets.

Provision for Income Taxes

We recorded income tax expense of $3.0 million for the year ended March 31, 2005, compared with recoveries of $1.1 million for the year ended March 31, 2004 and $4.1 million for the year ended March 31, 2003.

Our accounting effective tax rate differs from the expected statutory rates due to several permanent differences including, but not limited to, research and experimental development tax credits, stock-based compensation expense, foreign exchange fluctuations on the US dollar working capital balances of foreign subsidiaries, and differences in tax rates in foreign jurisdictions. Any net tax benefit of these items is partially offset by changes in the valuation allowance against net operating loss carry forwards. A valuation allowance is recorded to the extent that it is more likely than not that some portion of the deferred tax assets will not be realized. Historically, the significant majority of the valuation allowance in the financial statements has been against the tax attributes in the United States. Therefore, the effective tax rate will continue to be directly impacted by the mix of earnings between the United States and foreign jurisdictions.

On October 22, 2004, the “American Jobs Creation Act of 2004” (“AJCA”) was signed into law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. We elected to apply this provision in the fourth quarter of fiscal 2005. Approximately $73 million of funds were repatriated by our Canadian operating subsidiary which will be treated as a dividend for U.S. tax purposes. Only 15% of this dividend is taxable, but this may not be sheltered by net operating losses, resulting in a tax charge to the Company of approximately $3.7 million dollars. This charge also increased our effective tax rate for the year. We do not expect to repatriate any more earnings from international affiliates in the foreseeable future as we consider the investments to be permanent in nature. Therefore, potential US income or foreign withholding taxes payable on future unremitted earnings will not be provided.

As of March 31, 2005, we had generated deductible temporary differences and operating loss and tax credit carry forwards. We have approximately $130 million of operating loss carry forwards to offset future taxable income. The carry forwards expire on various dates through 2025, if not used. Utilization of a portion of net operating losses is subject to an annual limitation due to the ownership change provisions of the Internal Revenue Code of 1986 and similar state provisions.

We have established a valuation allowance for deferred tax assets related to certain net operating loss carry forwards. At March 31, 2005, the valuation allowance totaled $55 million and we have $14 million of net deferred tax assets on our balance sheet. We may record additional valuation allowances in the future. The benefit of $30 million of operating losses carry forwards, which relate to acquired entities or deductions associated with the exercise of certain stock options, if utilized, will result in an increase to equity or a reduction of goodwill.

Future income tax provisions will depend on our effective tax rates, the distribution of taxable income between taxation jurisdictions, foreign exchange rate fluctuations, the amount of research and development performed in Canada, and the likelihood of being able to utilize available tax credits or losses.

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

	(UNAUDITED)
	THREE MONTHS ENDED
	Mar. 2005	Dec. 2004	Sep. 2004	Jun. 2004	Mar. 2004	Dec. 2003	Sep. 2003	Jun. 2003
Revenues	$52,905	$48,286	$50,078	$52,846	$54,872	$56,498	$48,163	$53,887
Cost of revenues	30,578	26,609	28,818	31,689	33,022	34,146	29,108	30,759

Gross profit	22,327	21,677	21,260	21,157	21,850	22,352	19,055	23,128
Operating expenses:
Research and development	8,671	7,928	8,388	8,361	8,461	7,417	8,029	7,076
Selling, general and administrative	11,729	14,625	10,675	11,271	10,323	9,515	9,995	9,316
Amortization of intangible assets	2,654	2,654	2,654	2,654	2,654	2,654	2,654	2,654
Provision for costs associated with patent litigation	233	989	610	757	3,047	3,529	3,454	2,600

Total operating expenses	23,287	26,196	22,327	23,043	24,485	23,115	24,132	21,646

Income (loss) from operations	(960)	(4,519)	(1,067)	(1,886)	(2,635)	(763)	(5,077)	1,482
Interest and other income, net	686	534	407	312	276	977	301	171

Income (loss) before income taxes	(274)	(3,985)	(660)	(1,574)	(2,359)	214	(4,776)	1,653
Provision for (recovery of) income taxes	6,570	(2,985)	(346)	(285)	(420)	35	(938)	260

Net income (loss)	$(6,844)	$(1,000)	$(314)	$(1,289)	$(1,939)	$179	$(3,838)	$1,393

Earnings (loss) per share:
Basic	$(0.20)	$(0.03)	$(0.01)	$(0.04)	$(0.06)	$0.01	$(0.12)	$0.04
Diluted	$(0.20)	$(0.03)	$(0.01)	$(0.04)	$(0.06)	$0.01	$(0.12)	$0.04
Weighted average number of shares of common stock outstanding:
Basic	33,437	33,151	33,030	32,723	32,543	31,948	31,723	31,289
Diluted	33,437	33,151	33,030	32,723	32,543	33,201	31,723	32,800

Most of our revenues come from sales of semiconductors to manufacturers of flat-panel displays, including LCD monitors and flat-panel TVs. Revenue fluctuates from quarter to quarter depending on a number of factors, including, but not limited to the relative growth in the our target markets, changes in our market share, the rate of decline in ASPs, the price of LCD panels, which often impacts demand for our products, and inventory levels of display controllers at our customers’ locations. Gross margins have fluctuated depending on changes in product mix, levels of inventory reserves required, and the difference in rates of decline of ASP’s compared to average product costs.

Research and development expenses have varied from quarter to quarter primarily due to fluctuations in staff levels and the timing of non-recurring engineering charges related to new product development. Selling, general and administrative expenses have varied from quarter to quarter primarily due to increases in staffing levels for sales and customer support activities, costs associated with compliance of the Sarbanes-Oxley Act of 2002, sales and marketing promotional events, and sales commissions. Costs associated with patent litigation fluctuate depending on the level of activity related to specific legal proceedings and the timing of provision for potential settlements. More details of the legal proceedings are described in Item 3 of this report.

Income tax expense (recovery) depends primarily on the levels of taxable income, the distribution of taxable income between jurisdictions, foreign exchange fluctuations, and the likelihood of being able to utilize available tax credits or losses. In addition, the provision for income taxes for the quarter ended March 31, 2005 was impacted by the repatriation of funds by our Canadian operating subsidiary, which resulted in a charge of $3.7 million, as discussed earlier.

Our results of operations have fluctuated significantly in the past and may continue to fluctuate in the future as a result of a number of factors, many of which are beyond our control. These factors include those described under the caption “Risk Factors,” among others. Any one or more of these factors could result in our failure to achieve our expectations as to future operating results. Our expenditures for research and development, selling, general and administrative functions are based in part on future revenue projections. We may be unable to adjust spending in a timely manner in response to any unanticipated declines in revenues, which may have a material adverse effect on our business, financial condition and results of operations. We may be required to reduce our selling prices in response to competitive pressure or other factors, or to increase spending to pursue new market opportunities or to defend ourselves against lawsuits that may be brought against us. Any decline in ASPs of a particular product that is not offset by a reduction in product costs or by sales of other products with higher gross margins, would decrease our overall gross profit and adversely affect our business, financial condition and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have satisfied our liquidity needs primarily through cash generated from operations and sales of equity securities, initially by way of a public offering, and subsequently under our stock option and employee stock purchase plans. We believe that our existing cash balances together with any cash generated from our operations will be sufficient to meet our capital and operating requirements for the foreseeable future.

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

	MARCH 31,
	2005	2004
Cash and short-term investments	$129,757	$118,222
Working capital	$156,411	$147,651
Current ratio	6.84	7.19
Receivables days outstanding	52	46
Inventory days	51	53

We believe that our financial condition remains strong. At March 31, 2005, cash and short-term investments totaled $129.8 million up from $118.2 million at March 31, 2004 and $113.1 million at March 31, 2003. Our current ratio decreased to 6.84 at March 31, 2005 from 7.19 at March 31, 2004. We have no debt and we expect to continue to generate cash from operations during fiscal 2006. Net cash provided by operating activities was $12.9 million for the year ended March 31, 2005 compared with cash used in operating activities of $0.7 million during fiscal 2004 and cash generated from operating activities of $16.3 million for fiscal 2003.

Working capital uses of cash included the increase in accounts receivable of $2.0 million from March 31, 2004 to March 31, 2005. Days sales outstanding also increased from 46 days at March 31, 2004 to 52 days at March 31, 2005. This increase reflects the timing of shipments during the period, the mix shift of customers and, the anticipated impact of extending payment terms to certain key customers. This trend is expected to continue as we compete with the terms offered by our competition and as our key customers face demands from their own customers to provide more favorable payment terms. Also, as our customers become more established in China, we are becoming more comfortable with extending credit. Our credit policy is to offer credit to customers only after examination of their creditworthiness. Our payment terms range from cash in advance of shipment, to payment sixty days after shipment. For fiscal 2005, our three largest customers accounted for approximately 34% of revenue, compared with 36% in fiscal 2004 and 45% in fiscal 2003. Additionally, the top three customers accounted for 37% of accounts receivable at March 31, 2005 and 42% at March 31, 2004. Lower inventory and higher accounts payable balances reduced overall non-cash working capital. Inventory levels decreased by 5% during fiscal 2005. This decrease primarily reflects the decrease in the average cost of our inventory units on hand and the timing of receipt of inventory during the fourth quarter of fiscal 2004. Average days of inventory during the year ended March 31, 2005 were 51 days compared to 53 days for the year ended March 31, 2004.

The average inventory levels and the impact on inventory turns is the result of a number of factors including the accuracy of customer’s forecasts, expected panel and wafer supplies, lead times at our wafer and back-end suppliers, and pricing considerations, and is not necessarily an indication of what inventory turns might be in the future. Accounts payable balances increased by $2.2 million, primarily due to the timing of payments to suppliers.

Net cash from investing activities was $90.0 million during the year ended March 31, 2005. This included the net sale of short-term investments of $99.0 million offset in part by capital and other spending of $8.9 million. This compared to $106.3 million used in investing activities in the year ended March 31, 2004, and $5.1 million provided by investing activities in fiscal 2003.

Net cash provided by financing activities was $7.6 million in the year ended March 31, 2005, and $13.1 million in the year ended March 31, 2004. This represented funds received for the purchase of shares under the terms of our stock option plans and employee stock purchase plan. In fiscal 2003, we used $4.6 million in net cash for financing activities, including $3.1 million to repurchase common stock, and $7.3 million to settle an outstanding lease liability, as described in Note 8 to the consolidated financial statements.

Contractual Obligations

As of March 31, 2005, our principal commitments consisted of obligations outstanding under operating leases. These commitments include leases for two premises in the United States, located in San Jose and Alviso, California, two in China and one location in each of Canada, India, Japan, South Korea and Taiwan. In addition, we have obligations under operating leases for equipment. The aggregate minimum annual payments required under our lease obligations, excluding expected sub-lease income, by fiscal year are as follows, in thousands of dollars:

	PAYMENTS DUE BY FISCAL YEAR
	TOTAL	2006	2007	2008	2009	2010
Operating lease obligations	$10,284	$4,058	$3,105	$1,533	$1,380	$208

Our lease agreements expire at various dates through calendar 2009.

Purchase orders or contracts for the purchase of raw material and other goods and services have not been separately disclosed. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders for manufacturing are based on our current needs and are fulfilled by our vendors within short time horizons. We do not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed our expected requirements for three months. We also enter into contracts for outsourced services, however, the obligations under these contracts are not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.

Further information on lease obligations and commitments can be found in Note 13 to our consolidated financial statements.

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

Our historical revenues and operating results have varied significantly from quarter to quarter. Moreover, our operating results in some quarters may not meet the expectations of stock market analysts and investors, which may cause our stock price to decline. In addition to the factors discussed elsewhere in this “Risk Factors” section, a number of factors may cause our revenue to fall short of our expectations or cause fluctuations in our operating results, including:

•	Our ability to make timely new product introductions and gain “design wins” with our customers;

•	Growth rate of the LCD monitor market, flat-panel television market and our other markets;

•	Changes in the mix of products we sell;

•	Consumer demand for the displays into which our products are incorporated;

•	Increased competition and competitive pricing pressures;

•	Fluctuations in supply or demand for other components included in flat-panel displays;

•	Customer inventory levels and manufacturing schedules;

•	Supply of products from our third party suppliers;

•	Changes in product costs or manufacturing yields or available production capacity at our fabrication facilities;

•	The evolving and unpredictable nature of the markets for the display products that incorporate our products, especially the flat-panel television market; and

•	Costs and outcome of legal proceedings.

As a result of the fluctuation in our revenues and operating results, our stock price can be volatile, especially if our actual financial performance in a quarter deviates from the financial targets we set at the beginning of that quarter, or from market expectations.

We face intense competition and may not be able to compete effectively.

The markets in which we operate are intensely competitive and are characterized by technological change, evolving industry standards and rapidly declining average selling prices. We compete with both large and small companies, including ATI Technologies, Broadcom Corp., Intel Corp., LSI Logic Corp., Micronas Semiconductor Holding AG, Media Reality Technologies, Inc., Mediatek Corp., Mstar Semiconductor, Inc., Novatek Microelectronics, Philips Semiconductors, a division of Philips Electronics N.V., Pixelworks, Inc., Realtek Semiconductor Corp., Silicon Image, Inc., ST Microelectronics, Inc., Trident Microsystems, Inc., and Zoran Corporation. In addition, many of our current and potential customers have their own internally developed integrated circuit solutions, and may choose not to purchase solutions from third party suppliers like Genesis.

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

The loss of any of our major customers could have a significant impact on our business.

The markets for our products are highly concentrated. Our sales are derived from a limited number of customers. Sales to our largest five customers accounted for 52% of our revenues, and for our largest customer 15%, for the year ended March 31, 2005. We expect that a small number of customers will continue to account for a large amount of our revenues. The decision by any large customer to decrease or cease using our products could harm our business. In addition, our customers sell to a limited number of original equipment manufacturers (OEMs). The decision by any large OEM to decrease or cease using our customer’s products could, in turn, cause our customer to decrease or cease buying from us. Most of our sales are made on the basis of purchase orders rather than long-term agreements so that any customer could cease purchasing products at any time without penalty.

Our success will depend on the growth of the market for flat-panel televisions and LCD monitors.

Our ability to generate revenues will depend on the growth of the market for flat-panel televisions, LCD computer monitors, and digital televisions. Our continued growth will also depend upon emerging markets for consumer electronics markets such as HDTV and home theater. The potential size of these markets and the timing of their development are uncertain and will depend in particular upon:

•	A significant reduction in the costs of products in the respective markets,

•	The availability, at a reasonable price, of components required by such products (such as LCD panels), and

•	The emergence of competing technologies and standards.

These and other potential markets may not develop as expected, which would harm our business.

We must sell our current products in greater volumes, or introduce new products with improved gross margins.

Average selling prices for our LCD monitor products have declined. When average selling prices decline, our revenues decline unless we are able to sell more units, and our gross margin dollars decline unless we are able to reduce our manufacturing and/or other supply chain costs by a commensurate amount. We therefore need to sell our current products in greater volumes to offset the decline in their ASPs, while also introduce new products that have improved gross margins.

The sales of our products are highly concentrated and our products may not continue to be accepted in the advanced display industry.

Our sales are derived from a limited number of products. Five of our products accounted for 52% of our revenues for the year ended March 31, 2005. There were no other products accounting for more than ten percent of our revenues. We expect that a small number of products will continue to account for a large amount of our revenues.

Our success in the advanced display market, which includes LCD computer monitors, as well as LCD and digital televisions, home theater, DVD, and HDTV will depend upon the extent to which manufacturers of those products incorporate our integrated circuits into their products. Our ability to sell products into this market will depend upon demand for the functionality provided by our products and their pricing. We typically need to determine the functionality of our products and to complete their design in advance of our customers completing the designs of their products. As a result, we may not be able to react to changes in our customers’ desired functionality in a timely manner.

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

Intellectual property infringement suits brought against us or our customers may significantly harm our business.

We have been defending claims brought against us by Silicon Image, Inc., alleging that certain of our products that contain digital receivers infringe various Silicon Image patent claims. On December 19, 2003, the court issued its amended final judgment in the proceeding, which such judgment is being appealed; see Item 3, “Legal Proceedings.” In addition, IP Innovation LLC has sued Dell Computer Corporation, Sony Electronics, Inc., and Matsushita Electric Corporation of America, alleging patent infringement by certain of those companies’ respective consumer and/or professional electronics products, including some that contain our display controller products. These lawsuits or any future patent infringement lawsuits could subject us to permanent injunctions preventing us from selling the accused products and/or cause us to incur significant costs, including defense costs, settlements and judgments. In addition, as a result of these lawsuits or any future patent infringement lawsuits, our existing customers may decide to stop buying our products, and prospective customers may be unwilling to buy our products.

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

We may be required to indemnify our customers against claims of intellectual property infringement.

From time to time, we enter into agreements with our customers that contain indemnification provisions for claims based on infringement of third party intellectual property rights. As a result, if such a claim based on our products is made against an indemnified customer, we may be required under our indemnification obligations to defend or settle the litigation, and/or to reimburse that customer for its costs, including defense costs, settlements and judgments. We may also be subject to claims for indemnification under statutory or common law. For example, some of our customers have requested assistance and indemnification in connection with lawsuits or threatened lawsuits by IP Innovation LLC against Dell Computer Corporation and other consumer electronics companies alleging patent infringement by various products that may contain our display controller products. This or other patent litigation and any indemnification obligations we may have could have a material adverse effect on our revenues, financial results and market share, and could result in significant payments by us that could have a material adverse effect on our financial position.

We may be unable to adequately protect our intellectual property. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as non-disclosure agreements and other methods to protect our proprietary technologies.

We have been issued patents and have pending United States and foreign patent applications. However, we cannot assure you that any patent will be issued as a result of any applications or, if issued, that any claims allowed will be sufficiently broad to protect our technology. It may be possible for a third party to copy or otherwise obtain and use our products, or technology without authorization, develop similar technology independently or design around our patents. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries. In addition, it is possible that existing or future patents may be challenged, invalidated or circumvented.

We have had significant management turnover, and may not be able to retain or attract the key personnel we need to succeed.

We have had significant turnover in our management team. We cannot assure you that we will be able to attract and retain other key employees, including senior management and executive positions. If we cannot attract and retain these key employees, our business would be harmed, particularly if the departure of any key employee results in a business interruption or if we are not successful in preserving material knowledge of our departing employees.

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

As semiconductor manufacturing technologies advance, manufacturers typically retire their older manufacturing processes in favor of newer processes. When this occurs, the manufacturer generally provides notice to its customers of its intent to discontinue a process, and its customers will either retire the affected part or design a newer version of the part that can be manufactured on the more advanced process. Consequently, our products may become unavailable from their current manufacturers if the processes on which they are produced are discontinued. Our devices are mainly 0.25, 0.18, and 0.16 micron technology and these geometries will likely be available for the next two to three years. We must manage the transition to new parts from existing parts. We have commitments from our suppliers to provide notice of any discontinuance of their manufacturing processes in order to assist us in managing these types of product transitions.

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

Although we test our products, they are complex and may contain defects and errors. In the past we have encountered defects and errors in our products. Delivery of products with defects or reliability, quality or compatibility problems may damage our reputation and our ability to retain existing customers and attract new customers. In addition, product defects and errors could result in additional development costs, diversion of technical resources, delayed product shipments, increased product returns, and product liability claims against us which may not be fully covered by insurance. Any of these events could harm our business.

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

Our third-party wafer foundries, third-party assembly and test subcontractors and significant customers are located in an area susceptible to natural disasters as well as political unrest.

Most of our outside foundries, third-party assembly and test subcontractors are located in Taiwan, which is an area susceptible to natural disasters. In addition, some of our significant customers are located in Taiwan. Damage caused by natural disasters in Taiwan may result in shortages of water or electricity or cause transportation difficulties that could limit the production capacity of our outside foundries or the ability of our subcontractors to provide assembly and test services. Any reduction in production capacity or the ability to provide assembly and test services could cause delays or shortages in our product supply, which would harm our business. Foundries located in Taiwan were responsible for most of our semiconductor product revenue for the year ended March 31, 2005. Sales to customers located in Taiwan were 14% of our revenue for the year ended March 31, 2005. If future natural disasters damage our customers’ facilities or equipment they could reduce their purchases of our products, which would harm our business. In addition, the operations of suppliers to our outside foundries and our Taiwanese customers could be disrupted by future natural disasters, which could in turn harm our business by resulting in shortages in our product supply or reduced purchases of our products. Political tensions between Taiwan and China expose our business to additional risk.

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

A large portion of our revenues will come from sales to customers outside of the United States, particularly to equipment manufacturers located in South Korea, China, Japan and Taiwan. For the year ended March 31, 2005, sales to regions outside of the United States represented 96% of revenues. For that same period, sales to China and South Korea alone constituted 34% and 26%, respectively, of revenues. These sales are subject to numerous risks, including:

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

Because our sales are denominated in United States dollars, increases in the value of the United States dollar could increase the price of our products in non-U.S. markets and may make our products more expensive than competitors’ products denominated in local currencies.

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

Our products are incorporated into flat-panel displays. Because the market for flat-panel displays is characterized by numerous new product introductions, our operating results may vary significantly from quarter to quarter. Our customers also experience seasonality in the sales of their products, which affects their orders of our products. Typically, the second half of the calendar year represents a disproportionate percentage of sales for our customers due to the holiday shopping period for these products, and therefore, a disproportionate percentage of our sales. Also, our sales in the first quarter of the calendar year may be lower as a result of the Chinese New Year holiday in Asia. We expect these sales fluctuations to continue for the foreseeable future.

A breakdown in our information technology systems could cause a business interruption, impair our ability to manage our business or report results, or result in the unauthorized disclosure of our confidential and proprietary information.

Our information technology systems could suffer a sudden breakdown as a result of factors beyond our control, such as earthquakes, network attacks or intrusions, or problems with our outside vendors who provide information technology services and network connectivity to us. If our information technology systems were to fail and we were not able to gain timely access to adequate alternative systems or back-up information, this could have a negative impact on our ability to operate and manage our business and to report results in a timely manner. Also, any breach of our information systems by an unauthorized third party could result in our confidential information being made public or being used by a competitor, which could have a material adverse effect on our ability to realize the potential of our proprietary rights.

We may make acquisitions where advisable, and acquisitions involve numerous risks.

Our growth is dependent upon market growth and our ability to enhance our existing products and introduce new products on a timely basis. One of the ways we may address the need to develop new products is through acquisitions of other companies or technologies, such as our acquisitions of Sage and the assets of VM Labs. These acquisitions and potential future acquisitions involve numerous risks, including the following:

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

We need to continually evaluate internal financial controls against evolving standards.

The Sarbanes-Oxley Act of 2002 and newly proposed or enacted rules and regulations of the Securities and Exchange Commission and the National Association of Securities Dealers impose new duties on us and our executives, directors, attorneys and independent registered public accountants. In order to comply with the Sarbanes-Oxley Act and such new rules and regulations, we have evaluated our internal controls systems to allow management to report on, and our independent auditors to attest to, our internal controls. As a result, we have incurred additional expenses for internal and outside legal, accounting and advisory services, which have increased our operating expenses and accordingly reduce our net income or increase our net losses. While we have fully implemented the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the future outcome of our testing and resulting remediation actions or the impact of the same on our operations. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements and we expect to continue to incur significant expenses in connection with this process. In the event that our chief executive officer, chief financial officer or independent registered public accounting firm determine in the future that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions may be adversely affected and could cause a decline in the market price of our stock. In addition, current regulatory standards are subject to change, and additional standards may be imposed.

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

We carry out a significant portion of our operations outside of the United States, primarily in Canada and in India and to a lesser extent China, Japan, South Korea and Taiwan. Although virtually all of our revenues and costs of revenues are denominated in U.S. dollars, portions of our revenue and operating expenses are denominated in foreign currencies. Accordingly, our operating results are affected by changes in the exchange rate between the U.S. dollar and those currencies. Any future strengthening of those currencies against the U.S. dollar could negatively impact our operating results by increasing our operating expenses as measured in U.S. dollars. We do not currently engage in any hedging or other transactions intended to manage the risks relating to foreign currency exchange rate fluctuations, other than natural hedges that occur as a result of holding both assets and liabilities denominated in foreign currencies. We may, in the future, undertake hedging or other such transactions, if we determine that it is necessary to offset exchange rate risks. Based on our overall currency rate exposure at March 31, 2005, March 31, 2004, and March 31, 2003, a near-term 10% appreciation or depreciation in the U.S. dollar relative to a pool of our foreign currencies would not have a material effect on our operating results or financial condition.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

FINANCIAL STATEMENTS TABLE OF CONTENTS

Selected Quarterly Financial Data is incorporated by reference from “Quarterly Results of Operations” on page 22 in Item 7 above.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Genesis Microchip Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Genesis Microchip Inc. maintained effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Genesis Microchip Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Genesis Microchip Inc. maintained effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Genesis Microchip Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Genesis Microchip Inc. as of March 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended March 31, 2005, and our report dated June 7, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Toronto, Canada

June 7, 2005

Genesis Microchip Inc.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	MARCH 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$129,757	$19,241
Short-term investments	—	98,981
Accounts receivable, trade, net of allowance for doubtful accounts of $282 in 2005 and $422 in 2004	30,310	28,325
Inventories (note 3)	17,557	18,503
Prepaids and other	5,583	6,472

Total current assets	183,207	171,522
Property and equipment (note 4)	15,987	17,257
Intangible assets (note 5)	17,265	26,731
Goodwill (note 6)	181,981	189,152
Deferred income taxes (note 11)	14,056	3,402
Other (note 7)	3,796	2,662

Total assets	$416,292	$410,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,044	$9,848
Accrued liabilities	11,634	11,503
Income taxes payable	3,118	2,520

Total current liabilities	26,796	23,871
Stockholders’ equity (note 9):
Capital stock:
Preferred stock:
Authorized—5,000 preferred shares, $0.001 par value Issued and outstanding—none at March 31, 2005 and at March 31, 2004	—	—
Common stock:
Authorized—100,000 common shares, $0.001 par value Issued and outstanding—33,479 shares at March 31, 2005 and 32,653 shares at March 31, 2004	33	32
Additional paid-in capital (note 11)	405,323	395,837
Cumulative other comprehensive loss	(94)	(94)
Deferred stock-based compensation	(232)	(2,833)
Deficit	(15,534)	(6,087)

Total stockholders’ equity	389,496	386,855

Total liabilities and stockholders’ equity	$416,292	$410,726

Commitments and contingencies (note 13)

See accompanying notes to consolidated financial statements.

Genesis Microchip Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	YEAR ENDED MARCH 31,
	2005	2004	2003
Revenues	$204,115	$213,420	$194,325
Cost of revenues (1)	117,694	127,035	119,410

Gross profit	86,421	86,385	74,915
Operating expenses:
Research and development (2)	33,348	30,983	33,275
Selling, general and administrative (3)	48,300	39,149	36,231
Amortization of acquired intangible assets (note 5)	10,616	10,616	10,627
Provision for costs associated with patent litigation (note 13)	2,589	12,630	14,504

Total operating expenses	94,853	93,378	94,637

Loss from operations	(8,432)	(6,993)	(19,722)
Interest and other income:
Interest income	1,939	1,062	1,538
Gain on sale of investment	—	663	—
Imputed interest on lease liability	—	—	(592)

Interest and other income, net	1,939	1,725	946

Loss before income taxes	(6,493)	(5,268)	(18,776)
Provision for (recovery of) income taxes (note 11)	2,954	(1,063)	(4,140)

Net loss	$(9,447)	$(4,205)	$(14,636)

Loss per share (note 12):
Basic	$(0.29)	$(0.13)	$(0.47)
Diluted	$(0.29)	$(0.13)	$(0.47)
Weighted average number of common shares outstanding (note 12):
Basic	33,084	31,876	31,248
Diluted	33,084	31,876	31,248
(1) Amount excludes amortization of acquired developed product technology included in amortization of acquired intangible assets	$7,700	$7,700	$7,700
(2) Amount includes stock-based compensation	$1,941	$2,893	$5,420
(3) Amount includes stock-based compensation	$2,553	$937	$1,427

See accompanying notes to consolidated financial statements.

Genesis Microchip Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

	COMMON SHARES		ADDITIONAL PAID-IN CAPITAL	CUMULATIVE OTHER COMPREHENSIVE LOSS	DEFERRED STOCK- BASED COMPENSATION	RETAINED EARNINGS/ (DEFICIT)	TOTAL STOCKHOLDERS’ EQUITY
	NUMBER	AMOUNT
Balances, March 31, 2002	31,133	$31	$388,467	$(94)	$(17,587)	$12,754	$383,571
Net loss	—	—	—	—	—	(14,636)	(14,636)
Finalization of number of shares issued in connection with the acquisition of Sage Inc.	(215)	—	(5,363)	—	—	—	(5,363)
Repurchase of common stock	(400)	(1)	(3,126)	—	—	—	(3,127)
Issued under stock option and stock purchase plans	666	1	5,927	—	—	—	5,928
Tax benefits associated with non-qualified stock option exercises and disqualifying dispositions	—	—	613	—	—	—	613
Stock-based compensation	—	—	—	—	6,847	—	6,847
Reversal of stock-based compensation related to terminations	—	—	(3,931)	—	3,931	—	—

Balances, March 31, 2003	31,184	31	382,587	(94)	(6,809)	(1,882)	373,833
Net loss	—	—	—	—	—	(4,205)	(4,205)
Issued under stock option and stock purchase plans	1,469	1	13,396	—	—	—	13,397
Stock-based compensation related to terminations	—	—	119	—	(119)	—	—
Stock-based compensation	—	—	—	—	3,830	—	3,830
Reversal of stock-based compensation related to terminations	—	—	(265)	—	265	—	—

Balances, March 31, 2004	32,653	32	395,837	(94)	(2,833)	(6,087)	386,855
Net loss	—	—	—	—	—	(9,447)	(9,447)
Issued under stock option and stock purchase plans	826	1	7,593	—	—	—	7,594
Stock-based compensation related to terminations	—	—	2,000	—	(2,000)	—	—
Stock-based compensation	—	—	—	—	4,494	—	4,494
Reversal of stock-based compensation related to terminations	—	—	(107)	—	107	—	—

Balances, March 31, 2005	33,479	$33	$405,323	$(94)	$(232)	$(15,534)	$389,496

See accompanying notes to consolidated financial statements.

Genesis Microchip Inc.

Consolidated Statements of Cash Flows

(in thousands)

	YEAR ENDED MARCH 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(9,447)	$(4,205)	$(14,636)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	6,970	5,053	5,570
Amortization of intangible assets	10,616	10,616	10,627
Stock-based compensation	4,494	3,830	6,847
Deferred income taxes	(2,773)	(4,363)	(3,609)
Gain on sale of investment	—	(663)	—
Other	224	427	621
Change in operating assets and liabilities, net of amounts acquired:
Accounts receivable, trade	(1,985)	(2,738)	6,739
Inventories	1,216	(4,234)	5,777
Prepaids and other	614	(775)	(612)
Accounts payable	2,196	1,208	(5,678)
Accrued liabilities	131	(6,661)	4,490
Income taxes payable	598	1,798	151

Net cash provided by (used in) operating activities	12,854	(707)	16,287
Cash flows from investing activities:
Purchase of short-term investments	(174,683)	(129,055)	(3,034)
Proceeds on sales and maturities of short-term investments	273,664	30,074	7,836
Additions to property and equipment	(4,712)	(9,417)	(6,549)
Deferred merger-related costs (note 15)	—	2,502	(2,502)
Other	(4,201)	(357)	(900)

Net cash provided by (used in) investing activities	90,068	(106,253)	(5,149)
Cash flows from financing activities:
Proceeds from issue of common stock	7,594	13,397	5,927
Repurchase of common stock	—	—	(3,127)
Repayment of loan payable	—	(334)	(83)
Principal repayments against lease liability (note 8)	—	—	(7,282)

Net cash provided by (used in) financing activities	7,594	13,063	(4,565)
Effect of currency translation on cash balances	—	—	1

Increase (decrease) in cash and cash equivalents	110,516	(93,897)	6,574
Cash and cash equivalents, beginning of year	19,241	113,138	106,564

Cash and cash equivalents, end of year	$129,757	$19,241	$113,138

Supplemental cash flow information:
Cash received for interest	$1,994	$1,068	$1,538
Cash paid for income taxes	$5,687	$1,502	$313
Supplemental disclosure of non-cash investing and financing activities:
Stock-based compensation	$(107)	$(265)	$(3,931)
Additional paid-in capital	$2,000	$119	$(5,363)

See accompanying notes to consolidated financial statements.

Genesis Microchip Inc.

Notes to Consolidated Financial Statements

(tabular amounts are in thousands, except per share amounts)

1. NATURE OF OPERATIONS

Genesis Microchip Inc. (“Genesis” or the “Company”) designs, develops and markets integrated circuits that manipulate and process digital video and graphic images.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidation

These consolidated financial statements include the accounts of Genesis and its subsidiaries. All material inter-company transactions and balances have been eliminated.

Critical	accounting policies and estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, investments, intangible assets, goodwill, income taxes, warranty obligations, litigation and other contingencies. Genesis bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Genesis believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company records estimated reductions to revenue for customer returns based on historical experience. If actual customer returns increase, the Company may be required to recognize additional reductions to revenue. We record the estimated future cost of replacing faulty product as a warranty expense in cost of sales. If warranty returns increase as a result of changes in product quality, we may be required to recognize additional warranty expense. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Genesis’ customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company provides for valuation reserves against its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory valuation reserves may be required. Genesis provides for costs associated for patent litigation and other litigation when management believes there is a reasonable basis for estimating those costs. If actual costs associated with litigation differ from estimates, additional provision may be required. Genesis performs impairment tests on the carrying value of intangible assets and goodwill. These tests are based on numerous assumptions as to potential future results of the business that are considered to be reasonable at the time those assumptions are made. If any of these assumptions later prove to be incorrect or if management changes its assessment as to their reasonability because of changing business conditions, an impairment charge may be required. Genesis records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Should Genesis determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Genesis Microchip Inc.

Notes to Consolidated Financial Statements—(Continued)

(tabular amounts are in thousands, except per share amounts)

Cash and cash equivalents

All highly liquid investments with an original maturity of three months or less at the date of acquisition are classified as cash equivalents. Cash equivalents of $129,757,000 and $19,241,000 as of March 31, 2005 and 2004, respectively, consist primarily of money market funds and commercial paper.

Short-term investments

All of our short-term investments are categorized as available-for-sale at the balance sheet date, and have been presented at fair value, which approximates amortized cost. When material, any temporary difference between the cost and fair value of an investment would be presented as a separate component of stockholders’ equity. Short-term investments at March 31, 2004 consisted entirely of corporate notes and bonds.

Accounts receivable

Accounts receivable are recorded based on the price of the item sold and are recorded at the time of shipment. An allowance for doubtful accounts is determined based on our historical and industry experience. The following table presents a roll forward of the allowance for doubtful accounts for the indicated periods:

	Year Ended March 31, 2005	Year Ended March 31, 2004	Year Ended March 31, 2003
Balance as of beginning of year	$422	$493	$391
Provision	(75)	20	120
Charge offs	(65)	(91)	(18)

Balance as of end of year	$282	$422	$493

Inventories

Inventories consist of finished goods and work-in-process and are stated at the lower of standard cost (approximates actual cost on first-in, first-out basis) or market value, being net realizable value. A reserve against inventories for obsolescence or unmarketable inventories is estimated based upon assumptions about future demand and market conditions.

The following table presents a roll forward of the inventories obsolescence reserve for the indicated periods:

	Year Ended March 31, 2005	Year Ended March 31, 2004	Year Ended March 31, 2003
Balance as of beginning of year	$3,243	$3,630	$2,376
Charged to cost of revenues	883	771	2,137
Charge offs	(1,172)	(1,158)	(883)

Balance as of end of year	$2,954	$3,243	$3,630

No significant inventory write-offs were recorded, other than the above amounts.

Genesis Microchip Inc.

Notes to Consolidated Financial Statements—(Continued)

(tabular amounts are in thousands, except per share amounts)

Property and equipment

Property and equipment are stated at cost or fair value at the date of acquisition. Amortization is recorded using the following methods and annual rates over the estimated useful lives of the assets:

Property and equipment	10% to 30% declining balance
Software	1 to 5 years straight-line
Leasehold improvements	Straight line over the term of the lease

Genesis regularly reviews the carrying values of its property and equipment by comparing the carrying amount of the asset to the expected future cash flows to be generated by the asset. If the carrying value exceeds the estimated amount recoverable, a write-down equal to the excess of the carrying value over the asset’s fair value is charged to the consolidated statements of operations.

Goodwill and intangible assets

Intangible assets are comprised of acquired technology, patents, trademarks and trade names. Patents are amortized on a declining-balance basis at a rate of 10% while all other intangible assets are amortized on a straight-line basis over four to seven years. Goodwill represents the excess purchase price over the fair value of net assets acquired and has not been amortized, but is tested for impairment during the fourth quarter of each fiscal year, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds fair value.

In arriving at the balances for goodwill arising out of the acquisitions of Sage, Inc. (“Sage”) and the assets of VM Labs, Inc. (“VM Labs”), estimates were made at the time of the acquisitions as to the fair values of assets purchased and liabilities assumed, including the lease liability for vacated premises. Adjustments to those estimates during the years ended March 31, 2005, 2004, and 2003 have resulted in a change in the reported amount of goodwill.

Asset impairments

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

If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented in the appropriate asset and liability sections of the balance sheet.

Revenue recognition

Genesis generates revenues primarily from sales of semiconductor products. Revenues from royalties or other sources have not been significant.

Genesis Microchip Inc.

Notes to Consolidated Financial Statements—(Continued)

(tabular amounts are in thousands, except per share amounts)

Genesis recognizes revenue from semiconductor product sales to customers when a contract is established, the price is determined, shipment is made and collectibility is reasonably assured. Distributor agreements may be canceled by either party upon specified notice. Genesis grants distributors a right of return upon termination, either pursuant to the express terms of the agreement, or where no such express terms exist, Genesis may grant a right of return for other business reasons. Accordingly, revenue and related cost of revenues from sales to distributors are deferred until the distributors resell the product, which is verified by point-of-sale reports. At the time of shipment to distributors, we record a trade receivable for the selling price, relieve inventory of the value of the product shipped and record the gross margin as a component of accrued liabilities on our consolidated balance sheet. In certain circumstances, where orders are placed with non-cancelable/non-returnable terms, we recognize revenue upon shipment. Sales to distributors have been less than 15% of revenue and there have been no significant product returns.

Warranty program

Genesis accrues the estimated future cost of replacing faulty product under the provisions of its warranty agreements as an increase to cost of sales. Product warranties typically cover a one-year period from the date of delivery to the customer. Management estimates the accrual based on known product failures (if any), historical experience, and other available evidence. The following table presents a roll forward of the reserve for warranty returns for the indicated periods:

	Year Ended March 31, 2005	Year Ended March 31, 2004	Year Ended March 31, 2003
Balance as of beginning of year	$200	$500	$360
Provision	288	233	1,460
Charge offs	(258)	(533)	(1,320)

Balance as of end of year	$230	$200	$500

Currency translation

The U.S. dollar is the functional currency of Genesis and of its subsidiaries. Transactions originating in foreign currencies are translated into U.S. dollars at exchange rates approximating those at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated at the period-end rate of exchange and non-monetary items are translated at historical exchange rates. Exchange gains and losses are included in the consolidated statements of operations and did not have a material effect in the years ended March 31, 2005, March 31, 2004, and March 31, 2003.

Research and development expenses

Research and development costs are expensed as incurred other than acquired technology which has alternative future use (Note 7). Research and development costs include costs associated with algorithm and semiconductor development including the costs of developing software used within our semiconductor devices. Costs of initial production mask sets related to products are deferred once technological feasibility has been achieved, included in other long-term assets, and then expensed as product costs over the estimated remaining life of the product on a straight-line basis.

Genesis Microchip Inc.

Notes to Consolidated Financial Statements—(Continued)

(tabular amounts are in thousands, except per share amounts)

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

Concentration of suppliers

Genesis does not own or operate a semiconductor fabrication facility, or an assembly and test facility and does not have the resources to manufacture its products internally. During fiscal 2005, Genesis relied on a single third party foundry company to produce all of its silicon wafers, and this dependence on one or a very small number of foundries is expected to continue for the foreseeable future. In light of this dependency, it is reasonably possible that failure to perform by a foundry supplier could have a severe impact on the Company’s growth and results of operations.

Earnings (loss) per share

Basic earnings (loss) per share has been calculated by dividing the net income (loss) for the year available to common stockholders by the weighted average number of common shares outstanding during that year. Basic earnings (loss) per share excludes the dilutive effect of potential common shares such as those issuable on exercise of stock options. Diluted earnings (loss) per share gives effect to all potential common shares outstanding during the year. The weighted average number of diluted shares outstanding is calculated assuming that the proceeds from potential common shares are used to repurchase common shares at the average closing share price in the year.

Stock-based compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and related interpretations, in accounting for its employee stock options. Under APB 25, deferred stock-based compensation is recorded at the option grant date in an amount equal to the excess of the market value of a common share over the exercise price of the option. Deferred stock-based compensation is amortized over the vesting period of the individual options, generally two to four years, in accordance with Financial Accounting Standards Board’s (“FASB”) FIN No. 44.

Genesis Microchip Inc.

Notes to Consolidated Financial Statements—(Continued)

(tabular amounts are in thousands, except per share amounts)

Stock compensation expense resulting from the issuance of options to non-employees is recognized as services are performed and the options are earned. Genesis applies the fair value method of FASB’s SFAS 123, “Accounting for Stock-based Compensation”, for valuing options granted to non-employees. The issuance of shares for consideration that is less than the market value of the shares results in compensation expense equal to the excess of the market value of the shares over the fair value of the consideration received.

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

	Year Ended March 31, 2005	Year Ended March 31, 2004	Year Ended March 31, 2003
Stock option plans:

Risk-free interest rates	3.6%	2.8%	2.8%
Volatility	90%	104%	129%
Expected life (in years)	4.25	5	5

Employee stock purchase plan:

Risk-free interest rates	3.1%	1.1%	1.7%
Volatility	90%	108%	107%
Expected life (in years)	1.25	1.25	1.25

The weighted average fair values of options granted during fiscal 2005, 2004, and 2003 were $10.12, $13.67 and $7.59, respectively. Had compensation expense been determined based on the fair value of awards at the grant dates in accordance with the methodology prescribed in SFAS 123, Genesis’s net loss and loss per share would approximate the pro forma disclosure as follows for the periods indicated:

The pro forma stock compensation expense for the years ended March 31, 2004 and 2003 has been restated from that previously presented to reflect changes identified in the methodology of our calculation. These changes did not impact the Company’s reported financial position or results of operations for any period.

	Year Ended March 31, 2005	Year Ended March 31, 2004	Year Ended March 31, 2003
Net loss attributable to common stockholders:
As reported	$(9,447)	$(4,205)	$(14,636)
Stock compensation, as reported	4,494	3,830	6,847
Stock compensation, under SFAS 123	(28,345)	(25,092)	(27,871)

Pro forma	$(33,298)	$(25,467)	$(35,660)

Basic earnings (loss) per share:
As reported	$(0.29)	$(0.13)	$(0.47)
Pro forma	$(1.01)	$(0.80)	$(1.14)
Diluted earnings (loss) per share:
As reported	$(0.29)	$(0.13)	$(0.47)
Pro forma	$(1.01)	$(0.80)	$(1.14)

Genesis Microchip Inc.

Notes to Consolidated Financial Statements—(Continued)

(tabular amounts are in thousands, except per share amounts)

The effects on pro forma disclosure of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosure in future years.

Comprehensive income

Comprehensive income is defined as the change in equity of a company during a period resulting from transactions and other events and circumstances from non-owner sources. For the fiscal years ended March 31, 2005, 2004, and 2003, there was no difference for Genesis between net loss and comprehensive loss.

Income taxes

Genesis applies the asset and liability method of SFAS 109 “Accounting for Income Taxes,” under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credits carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. To the extent that it is not considered to be more likely than not that a deferred tax asset will be realized, a valuation allowance is provided.

Genesis is entitled to Canadian federal and provincial research and development investment tax credits which are earned as a percentage of eligible current and capital research and development expenditures incurred in each taxation year. Investment tax credits are available to be applied against future income tax liabilities, subject to a ten year carry forward period. Investment tax credits are classified as a reduction of income tax expense for items of a current nature and a reduction of the related asset cost for items of a long-term nature, provided that Genesis has reasonable assurance that the tax credits will be realized.

Recent accounting pronouncements

In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R is a revision to SFAS 123 and supersedes APB 25, and its related implementation guidance. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) to provide guidance for public companies concerning SFAS 123R and various SEC rules and regulations. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.

SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”.

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

(tabular amounts are in thousands, except per share amounts)

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

We have not made a final determination on the valuation model, methodology, or other impacts of implementing FAS 123R on our financial statements. For an illustration of the effect of using a fair-value based method of accounting for share-based payment transactions on our recent results of operations, see Note 2. The effective date will be as of the beginning of the first annual reporting period that begins after June 15, 2005. Management intends to comply with SFAS 123R and SAB 107 commencing April 1, 2006.

In November 2004, FASB issued SFAS 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as a current-period expense and required the allocation of fixed production overheads to inventory based on normal capacity of the production facilities. This pronouncement is effective for inventory costs incurred during fiscal years commencing after June 15, 2005. The Company does not believe the adoption of SFAS 151 will have a material effect on its consolidated financial statements.

3. Inventories

Inventories consist of the following:

	March 31, 2005	March 31, 2004
Finished goods	$11,156	$13,438
Work-in-process	9,355	8,308

	20,511	21,746
Less reserve for obsolescence	(2,954)	(3,243)

Total	$17,557	$18,503

4. Property and equipment

Property and equipment consist of the following:

	March 31, 2005	March 31, 2004
Property and equipment	$17,636	$16,527
Software	18,123	16,096
Leasehold improvements	5,085	4,053

	40,844	36,676
Less accumulated amortization	(24,857)	(19,419)

Total	$15,987	$17,257

Genesis Microchip Inc.

Notes to Consolidated Financial Statements—(Continued)

(tabular amounts are in thousands, except per share amounts)

5. Intangible assets

Intangible assets consist of the following:

	March 31, 2005			March 31, 2004
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Acquired technology	$47,100	$32,489	$14,611	$47,100	$21,997	$25,103
Patents	3,235	685	2,550	1,844	442	1,402
Other	500	396	104	500	274	226

Total	$50,835	$33,570	$17,265	$49,444	$22,713	$26,731

Estimated future intangible assets amortization expense, based on current balances, as of March 31, 2005 is as follows:

For the year ended March 31
2006	$9,858
2007	1,944
2008	1,921
2009	1,870
2010	167
Thereafter	1,505

Total	$17,265

6. Goodwill

The majority of the goodwill carried on the balance sheet arose in February 2002 when the Company acquired Sage Inc. for approximately $297,000,000. Adjustments have been made to the allocation of the purchase price to the identifiable assets and liabilities since the date of acquisition. Goodwill was reduced by $7,881,000 during the year ended March 31, 2005, primarily to reflect the recognition of the tax benefit of net operating losses at the time of the acquisition. Other adjustments in the amount of $710,000 were made during the year. Goodwill was reduced during the year ended March 31, 2004 by $427,000 for accruals set up at the time of the acquisition, which were no longer required.

Goodwill was reduced by $5,363,000 during the year ended March 31, 2003 to reflect the finalization of the number of stock options and shares of common stock issued in connection with the acquisition, and by $3,967,000 to reflect the finalization of estimates made at the time of acquisition, including the settlement of an assumed lease liability (see Note 8).

The carrying value of goodwill is periodically reviewed by management for potential impairment. No impairment has been identified at March 31, 2005 and March 31, 2004.

7. Other long-term assets

Included in other long term assets is $2,809,000 (2004—$1,696,000; 2003—$973,000) related to the unamortized cost of production mask sets. The initial cost of these production mask sets was capitalized at the

Genesis Microchip Inc.

Notes to Consolidated Financial Statements—(Continued)

(tabular amounts are in thousands, except per share amounts)

time when technical feasibility of the products was established. The Company is amortizing these expenses over the expected life of the product, beginning at the commencement of mass production. $1,269,000 was amortized during the year ended March 31, 2005 (2004—$ 440,000; 2003—$ 23,000).

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

9. Stockholders’ equity

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

Stock repurchase program

In August 2002, the board of directors of Genesis approved a stock repurchase program. Under the stock repurchase program, the board of directors authorized a repurchase of up to $25 million of common stock. No shares of common stock were repurchased during the years ended March 31, 2005 and March 31, 2004. 400,000 shares of common stock were repurchased for $3,127,000 during the year ended March 31, 2003.

Genesis Microchip Inc.

Notes to Consolidated Financial Statements—(Continued)

(tabular amounts are in thousands, except per share amounts)

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

The Rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events. If a person or group acquires or announces a tender or exchange offer that would result in the acquisition of a certain percentage of the common stock of Genesis while the Rights Agreement remains in place, the Rights will become exercisable, unless redeemed, by all Rights holders except the acquiring person or group, for shares of Genesis or of the third party acquirer having a value of twice the Right’s then-current exercise price.

10. Stock option and stock purchase plans

1987 stock option plan

The 1987 stock option plan (“1987 Plan”) was established for the benefit of full-time employees and directors of Genesis and consultants engaged by Genesis. Options granted under the 1987 Plan vest over periods of two to four years and expire from five to seven years from the dates of the grants, unless extended by the Board of Directors of Genesis. As a result of the establishment of the 1997 employee stock option plan, no additional options will be granted under the 1987 Plan. Upon exercise, expiration or cancellation of all of the options granted under the 1987 Plan, this plan will be terminated. All options granted under the 1987 Plan are exercisable in Canadian dollars.

1997 employee stock option plan

The 1997 employee stock option plan (“1997 Employee Plan”) provided for the granting to employees of incentive stock options, nonstatutory stock options and stock purchase rights for up to 800,000 common shares plus an annual increase to be added on the first day of each fiscal year equal to the lesser of (i) 2,000,000 shares, (ii) 3.5% of the outstanding shares on such date, or (iii) a lesser amount determined by the board of directors of Genesis. The exercise price of incentive stock options granted under the 1997 Employee Plan was not to be less than 100% (110% in case of any options granted to a person who held more than 10% of the total combined voting power of all classes of shares of Genesis) of the fair market value of the common shares subject to the option on the date of the grant. The term of the options do not exceed 10 years (five years in the case of any options granted to a person who held more than 10% of the total combined voting power of all classes of shares of Genesis) and vest over four years. As of March 31, 2005, there were 551,000 shares available for grant under the 1997 Employee Plan.

1997 Paradise stock option plan

The 1997 Paradise stock option plan (“Paradise Plan”) provided for the granting of incentive stock options (“ISOs”) to employees of Paradise Electronics Inc. (“Paradise”), a wholly owned subsidiary of Genesis and nonstatutory stock options (“NSOs”) to Paradise employees, directors, and consultants. As a result of the merger of Paradise with Genesis in May 1999, each outstanding option or right to purchase shares of Paradise common stock became exercisable for Genesis common shares, adjusted to reflect the exchange ratio of Genesis

Genesis Microchip Inc.

Notes to Consolidated Financial Statements—(Continued)

(tabular amounts are in thousands, except per share amounts)

common shares for Paradise common stock in the merger. No additional options will be granted under the Paradise Plan. Upon exercise, expiration or cancellation of all of the options granted under the Paradise Plan, this plan will be terminated.

1997 non-employee stock option plan

The 1997 non-employee stock option plan (“Non-Employee Plan”) provides for the granting to non-employee directors and consultants of Genesis of options for up to 500,000 common shares. The exercise price of stock options granted under the Non-Employee Plan may not be less than 100% of the fair market value of the common shares subject to the option on the date of the grant. Options granted under the Non-Employee Plan have a term of up to ten years and generally vest over periods of up to two years. As at March 31, 2005, there were 10,000 shares available for grant under the Non-Employee Plan.

2000 nonstatutory stock option plan

The 2000 nonstatutory stock option plan (“2000 Plan”) provides for the granting to employees and non-employees of nonstatutory stock options for up to 1,500,000 common shares plus an annual increase to be added on the first day of each fiscal year equal to the lesser of (i) 2,000,000 shares, (ii) 3.5% of the outstanding shares on such date, or (iii) a lesser amount determined by the board of directors of Genesis. The exercise price of stock options granted under the 2000 Plan may not be less than 100% of the fair market value of the common shares subject to the option at the date of grant. The term of the options may not exceed 10 years and generally vest over four years. As at March 31, 2005, there were 497,000 shares available for grant under the 2000 Plan.

2001 nonstatutory stock option plan

The 2001 nonstatutory stock option plan (“2001 Employee Plan”) provides for the granting to employees of nonstatutory stock options for up to 1,000,000 common shares. The exercise price of stock options granted under the 2001 Employee Plan may not be less than 100% of the fair market value of the common shares subject to the option at the date of grant. The term of the options may not exceed 10 years and generally vest over four years. As at March 31, 2005, there were 17,000 shares available for grant under the 2001 Employee Plan.

2003 stock plan

The 2003 stock plan (“2003 Stock Plan”) provides for the granting to newly hired employees of nonstatutory stock options for up to 1,000,000 common shares. The exercise price of stock options granted under the 2003 Stock Plan may not be less than 100% of the fair market value of the common shares subject to the option at the date of grant. The term of the options may not exceed 10 years and generally vest over four years. As at March 31, 2005, there were 75,000 shares available for grant under the 2003 Stock Plan.

Sage stock option plan

The Sage stock option plan (“Sage Plan”) provided for the granting of incentive stock options (“ISOs”) to employees of Sage, a wholly owned subsidiary of Genesis, and nonstatutory stock options (“NSOs”) to Sage employees, directors, and consultants. As a result of the purchase of Sage, each outstanding option or right to purchase shares of Sage common stock is exercisable for Genesis common shares, adjusted to reflect the exchange ratio of Genesis common shares to Sage common stock in the purchase and sale agreement. No additional options will be granted under the Sage Plan. Upon exercise, expiration or cancellation of all of the options granted under the Sage Plan, this plan will be terminated.

Genesis Microchip Inc.

Notes to Consolidated Financial Statements—(Continued)

(tabular amounts are in thousands, except per share amounts)

Employee stock purchase plan

Genesis has established an employee stock purchase plan under which employees may authorize payroll deductions of up to 15% of their compensation (as defined in the plan) to purchase common shares at a price equal to 85% of the lower of the fair market values as of the beginning or the end of the offering period. The plan provides for the purchase of 500,000 shares of common stock plus an annual increase to restore the number of shares available for purchase under the plan to 500,000. As at March 31, 2005, there were 331,000 shares available for issuance under this plan.

Summary of stock options

Details of stock option transactions are as follows:

	Number of options	Option price per share	Weighted average exercise price per share
Balances, March 31, 2002	4,551	$0.17 – 69.81	$21.03
Issued	3,202	5.64 – 26.00	8.67
Exercised	(356)	0.17 – 26.70	10.39
Cancelled	(913)	0.99 – 68.56	27.48

Balances, March 31, 2003	6,484	0.17 – 69.81	14.52
Issued	2,264	7.50 – 27.89	15.96
Exercised	(1,008)	0.17 – 18.50	9.89
Cancelled	(468)	0.78 – 69.81	23.16

Balances, March 31, 2004	7,272	0.17 – 68.18	15.01
Issued	2,729	9.71 – 17.28	14.93
Exercised	(423)	0.99 – 17.00	8.79
Cancelled	(773)	5.64 – 58.38	15.79

Balances, March 31, 2005	8,805	$0.17 – 68.18	$15.22

The following table summarizes information concerning outstanding and exercisable options at March 31, 2005:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding	Weighted average remaining life (years)	Weighted average exercise price per option	Number exercisable	Weighted average exercise price per option
$ 0.17 – 7.49	373	7.07	$5.69	198	$5.38
7.50 – 11.24	2,016	6.74	8.63	1,181	8.47
11.25 – 16.85	3,884	8.38	15.10	1,327	14.93
16.86 – 25.28	1,945	7.21	18.46	1,104	18.96
25.29 – 37.92	427	5.06	28.28	409	28.23
37.93 – 68.18	160	6.25	48.74	144	48.54

Total at March 31, 2005	8,805	7.49	$15.22	4,362	$16.12

Total at March 31, 2004	7,272	7.90	$15.01	2,922	$16.71

Total at March 31, 2003	6,484	8.40	$14.52	2,086	$18.13

Genesis Microchip Inc.

Notes to Consolidated Financial Statements—(Continued)

(tabular amounts are in thousands, except per share amounts)

11. Income taxes

The provision for (recovery of) income taxes consists of:

	Year Ended March 31, 2005	Year Ended March 31, 2004	Year Ended March 31, 2003
Current	$6,386	$3,300	$470
Deferred	(3,432)	(4,363)	(4,610)

Total	$2,954	$(1,063)	(4,140)

The provision for (recovery of) income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

	Year Ended March 31, 2005	Year Ended March 31, 2004	Year Ended March 31, 2003
Basic federal rate applied to income before recovery of income taxes	$(2,208)	$(1,791)	$(6,384)
Adjustments resulting from:
State and provincial income taxes	(390)	(316)	(1,127)
Non-deductible expenses and other permanent differences	2,672	1,519	1,657
Research and development deductions and investment tax credits	(1,276)	(1,195)	(1,610)
Foreign exchange and tax rate differences	(9,371)	(6,774)	(2,043)
Tax on repatriation from foreign subsidiary	3,701	—	—
Change in valuation allowance	9,745	7,153	4,774
Other items	81	341	593

Total	$2,954	$(1,063)	$(4,140)

Pretax income from foreign operations was $34,609,000 for the year ended March 31, 2005. Pretax income from foreign operations was $26,508,000 for the year ended March 31, 2004. Pretax loss from foreign operations was $18,988,000 for the year ended March 31, 2003.

On October 22, 2004, the “American Jobs Creation Act of 2004” (“AJCA”) was signed into law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. In March 2005, the Company repatriated $73,000,000 of earnings and profits in accordance with certain provisions of the AJCA. A charge of $3,701,000 associated with this repatriation is included in the provision for income taxes for the year ended March 31, 2005. As a result of the distribution, the cumulative amount of unremitted income for which income taxes have not been provided is not significant at March 31, 2005. Furthermore, U.S. income and foreign withholding taxes are not provided on certain unremitted earnings of international affiliates which Genesis considers to be permanently reinvested in a foreign jurisdiction.

Genesis Microchip Inc.

Notes to Consolidated Financial Statements—(Continued)

(tabular amounts are in thousands, except per share amounts)

Significant components of Genesis’ deferred tax assets (liabilities) are as follows:

	March 31, 2005	March 31, 2004
Acquisition-related intangibles	$(5,020)	$(7,881)
Net operating loss carry forwards	52,054	46,543
Research tax credit carry forwards	13,466	10,126
Net capital loss carry forwards	6,966	5,798
Other	1,426	135

Net deferred tax asset	68,892	54,721
Less valuation allowance	(54,836)	(51,319)

Total	$14,056	$3,402

The valuation allowance increased by $3,517,000 during the year ended March 31, 2005 (2004—$16,845,000), primarily as a result of not recognizing the full benefit of net operating losses in the year of loss, offset in part by the reclassification to goodwill of $7,881,000 related to a prior acquisition (see Note 6).

The valuation allowance includes $9,306,000 (2004—$10,843,000) arising from acquired losses and research credits, which, if realized, will be credited to goodwill. The valuation allowance also includes $20,344,000 (2004—$25,509,000) of losses arising from stock option deductions of which subsequently recognized tax benefits will be recorded as additional paid-in capital. No such benefit was realized during 2005 or 2004. A benefit of $613,000 was realized in 2003 from the application of stock option deduction expense and was credited directly to additional paid-in capital.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income uncertainties related to the industry in which Genesis operates and tax planning strategies in making this assessment. In order to fully realize the net deferred tax asset recognized at March 31, 2005, Genesis will need to generate future taxable income in the appropriate jurisdictions of approximately $39,000,000. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that Genesis will realize the benefits of these deductible differences, net of the existing valuation allowances.

Genesis Microchip Inc.

Notes to Consolidated Financial Statements—(Continued)

(tabular amounts are in thousands, except per share amounts)

12. Loss per share

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation as required by SFAS 128:

	Year Ended March 31, 2005	Year Ended March 31, 2004	Year Ended March 31, 2003
Numerator for basic and diluted net loss per share:
Net loss	$(9,447)	$(4,205)	$(14,636)

Denominator for basic net loss per share:
Weighted average common shares	33,084	31,876	31,248

Basic net loss per share	$(0.29)	$(0.13)	$(0.47)

Denominator for diluted net loss per share:
Weighted average common shares	33,084	31,876	31,248
Stock options and warrants	—	—	—

Shares used in computing diluted net loss per share	33,084	31,876	31,248

Diluted net loss per share	$(0.29)	$(0.13)	$(0.47)

Anti-dilutive potential common shares excluded from above calculation	8,251	7,255	5,539

Had Genesis been profitable during the year ended March 31, 2005, 1,192,000 shares would have been added to weighted average shares for the purposes of calculating diluted earnings per share (2004—1,155,000 shares and 2003—1,119,000 shares).

13. Commitments and contingencies

Lease commitments

Genesis leases premises in the United States, Canada, India, Taiwan, Japan, South Korea, and China under operating leases that expire between April 2005 and June 2009. In addition, certain equipment is leased under non-cancelable operating leases expiring in various years through 2006. Future minimum lease payments by fiscal year are as follows:

2006	$4,058
2007	3,105
2008	1,533
2009	1,380
2010	208
Thereafter	—

Total	$10,284

Rental expense was $4,249,000 for the year ended March 31, 2005, $3,657,000 for the year ended March 31, 2004, and $2,689,000 for the year ended March 31, 2003.

Genesis Microchip Inc.

Notes to Consolidated Financial Statements—(Continued)

(tabular amounts are in thousands, except per share amounts)

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

In July 2003, the District Court issued a memorandum opinion, followed by a final judgment in August 2003 and an amended final judgment in December 2003. In its opinion, the District Court ruled that Genesis and Silicon Image have settled their disputes based on a Memorandum of Understanding, or MOU, signed on December 18, 2002. The District Court’s opinion states that the MOU is a binding settlement agreement and that Genesis will pay Silicon Image a monetary settlement, license fee and running royalties on all DVI and HDMI products. We recorded a provision for costs associated with this patent litigation in the year ended March 31, 2003; a portion of which was paid in escrow to the court in August 2003 and an additional undisclosed amount was paid to the court as a bond in March 2004. The payments to the court have been accounted for as reductions of the related liability. In addition, we have established a reserve for contingent royalty payments in the event that the litigation is resolved against us.

In January 2004, Genesis filed a notice of appeal to the United States Court of Appeals for the Federal Circuit. On January 28, 2005, the Court of Appeals found that the district court’s order was not final, and dismissed the appeal for lack of jurisdiction. The case has returned to the District Court for further adjudication.

The future financial impact arising from any appeal or other legal actions related to the dispute is not yet determinable.

MRT, Trumpion and Mstar Litigation

In March 2002, Genesis filed a patent infringement lawsuit against Media Reality Technologies, Inc. (“MRT”), SmartASIC Inc., and Trumpion Microelectronics, Inc. (“Trumpion”) in the United States District Court for the Northern District of California. The complaint alleges that the defendants’ display controllers infringe various claims of a Genesis U.S. patent. Genesis is seeking monetary damages and a permanent injunction that bars the defendants from making, using, importing, offering to sell, or selling the allegedly infringing products in the United States. In January 2003, Genesis announced a settlement of its litigation against SmartASIC Inc. MRT has asserted counterclaims against Genesis, alleging trade secret misappropriation, interference with economic advantage, and unfair practices and competition. Genesis intends to vigorously defend against these claims. In May 2005, the court granted Genesis’s motion for summary judgment on infringement by MRT. In June 2005, as part of a settlement of the litigation, Trumpion consented to a stipulated judgment admitting its infringement of Genesis’s patent.

Genesis previously filed a similar patent infringement complaint against MRT, Trumpion and Mstar Semiconductor, Inc. (“Mstar”) with the ITC. In August 2004, the ITC determined that Mstar, MRT and Trumpion infringe Genesis’s patent, and issued an exclusion order preventing the importation of Mstar, MRT and Trumpion’s infringing display controllers into the United States, as well as LCD monitors and boards containing these products.

Genesis Microchip Inc.

Notes to Consolidated Financial Statements—(Continued)

(tabular amounts are in thousands, except per share amounts)

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

In response to a complaint filed by Mstar, the Taiwan Fair Trade Commission is investigating Genesis’s alleged violation of the Taiwan Fair Trade Law. Genesis believes that it has meritorious defenses to the alleged violation and is cooperating with the investigation.

The future financial impact of these claims is not yet determinable and no provision has been made in our consolidated financial statements for any future costs or settlements associated with these claims.

Securities Class Action Litigation

In November 2002, a putative securities class action captioned Kuehbeck v. Genesis Microchip et al., Civil Action No. 02-CV-05344, was filed against Genesis, former Chief Executive Officer Amnon Fisher, and former Interim Chief Executive Officer Eric Erdman, and amended in July 2003 to include Executive Vice President Anders Frisk (collectively the “Individual Defendants”) in the United States District Court for the Northern District of California. The complaint alleges violations of Section 10(b) of the Securities and Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated there under against Genesis and the Individual Defendants, and violations of Section 20(a) of the Exchange Act against the Individual Defendants. The complaint seeks unspecified damages on behalf of a purported class of purchasers of Genesis’s common stock between April 29, 2002 and June 14, 2002. The parties are currently awaiting a ruling on Genesis’s motion to dismiss the case. Genesis believes that it has meritorious defenses to this lawsuit and will continue to defend the litigation vigorously. The future financial impact of this claim is not yet determinable and no provision has been made in our consolidated financial statements for any future costs associated with this claim.

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

Genesis Microchip Inc.

Notes to Consolidated Financial Statements—(Continued)

(tabular amounts are in thousands, except per share amounts)

14. Segment information

Genesis operates and tracks its results in one operating segment. Genesis designs, develops and markets integrated circuits that manipulate and process digital video and graphic images. The target market is the advanced display market including LCD monitors and flat-panel televisions.

Geographic information

Geographic revenue information is based on the shipment destination. Long-lived assets include property and equipment, as well as intangible assets. Property and equipment information is based on the physical location of the asset while the intangible assets are based on the location of the owning entity.

Revenues from unaffiliated customers by geographic region were as follows:

	Year Ended March 31, 2005	Year Ended March 31, 2004	Year Ended March 31, 2003
United States	$8,923	$13,560	$12,760
China	69,406	79,592	36,854
Japan	15,288	16,585	19,836
South Korea	52,870	53,628	77,690
Taiwan	28,824	27,170	32,462
Rest of world	28,804	22,885	14,723

Total	$204,115	$213,420	$194,325

Net long-lived assets by country were as follows:

	March 31, 2005	March 31, 2004	March 31, 2003
United States	$206,728	$226,849	$233,053
Rest of world	8,505	6,291	6,229

Total	$215,233	$233,140	$239,282

Concentration information

The following table shows the percentage of our revenues in the years ended March 31, 2005 and 2004 that was derived from customers who individually accounted for more than 10% of revenues in that year:

	Year Ended March 31,
	2005	2004
Customer A	15%	—
Customer B	10%	15%
Customer C	—	11%

Genesis Microchip Inc.

Notes to Consolidated Financial Statements—(Continued)

(tabular amounts are in thousands, except per share amounts)

The following table shows customers accounting for more than 10% of accounts receivable trade at March 31, 2005 and March 31, 2004:

	Year Ended March 31,
	2005	2004
Customer 1	29%	13%
Customer 2	—	11%
Customer 3	—	17%
Customer 4	—	14%

15. Deferred merger-related costs

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

16. Comparative figures

Certain comparative figures presented in these consolidated financial statements have been reclassified to conform to the current year’s presentation.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

Not applicable.

Item 9A. Controls and Procedures:

(a) Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Our disclosure controls and procedures provide our Chief Executive Officer and our Chief Financial Officer reasonable assurances that our disclosure controls and procedures will achieve their objectives. However, company management, including our Chief Executive Officer and our Chief Financial Officer, do not expect that our disclosure controls and procedures or our internal controls will prevent all human error. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance that all control issues and instances of error, if any, within our company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions.

(b) Management’s report on internal control over financial reporting. Management of Genesis Microchip is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Genesis Microchip’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of Genesis Microchip’s internal control over financial reporting as of March 31, 2005. In making this assessment, management used the criteria set forth in Internal Control-

Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment of internal controls over financial reporting, management has concluded that, as of March 31, 2005, Genesis Microchip’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Genesis Microchip’s independent auditors, KPMG LLP, have issued an attestation report on our assessment of Genesis Microchip’s internal control of financial reporting.

(c) Attestation report of KPMG LLP.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Genesis Microchip Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Genesis Microchip Inc. maintained effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Genesis Microchip Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Genesis Microchip Inc. maintained effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Genesis Microchip Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Genesis Microchip Inc. as of March 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended March 31, 2005, and our report dated June 7, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Toronto, Canada

June 7, 2005

(d) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers

The information required by Item 10 of Form 10-K regarding our directors, audit committee and audit committee financial expert is incorporated into this report by reference from the information under the captions “The Board of Directors, its Committees and Meetings” and “Proposal One—Election of Directors” in our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders.

The information required by Item 10 regarding our executive officers appears in Item 1 under Part I of this Report under the caption “Executive Officers.”

The information required by Item 10 of Form 10-K with respect to Section 16(a) beneficial ownership reporting compliance is incorporated into this report by reference to the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer and all members of our finance department, including the principal financial officer and principal accounting officer. This code of ethics “Code of Ethics-Financial”, as well as “Code of Business Conduct and Ethics”, which applies to all employees generally, are posted on our Web site. The Internet address for our Web site is http://www.gnss.com, and the both codes of ethics may be found as follows:

1. From our main Web page, first click on “Company.”

2. Next, click on “Corporate Governance.”

3. Finally, click on “Code of Business Conduct and Ethics” or “Code of Ethics-Financial.”

We intend to satisfy the disclosure requirement under Item 5.05(c) of Form 8-K regarding certain amendments to, or waivers from, a provision of this code of ethics by posting such information on our website, at the address and location specified above, within four business days of such amendment or waiver.

Item 11. Executive Compensation

The information required by this item is incorporated into this report by reference to the information contained in the section captioned “Executive Compensation” in our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated into this report by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

Information with respect to this item is incorporated into this report by reference from the section entitled “Certain Relationships and Related Transactions” in our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this item is included under the captions “Proposal Two—Appointment of Independent Auditors—Fees and Services” in our definitive Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules:

(a) Documents filed with this report:

1. Consolidated Financial Statements.

The following consolidated financial statements and related auditors’ report are incorporated in Item 8 of this report:

•	Independent Auditors’ Report.

•	Consolidated Balance Sheets at March 31, 2005 and 2004.

•	Consolidated Statements of Operations for the years ended March 31, 2005, March 31, 2004 and March 31, 2003.

•	Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2005, March 31, 2004 and March 31, 2003.

•	Consolidated Statements of Cash Flows for the years ended March 31, 2005, March 31, 2004 and March 31, 2003.

•	Notes to Consolidated Financial Statements.

2. Consolidated Financial Statement Schedules.

Consolidated financial statement schedules have been omitted because they are not applicable or are not required, or because the required information is included in the Consolidated Financial Statements and Notes thereto which are included herein.

3. Exhibits.

The exhibits listed in the Exhibit Index are filed as a part of this report.

SIGNATURES

The following authorized persons have signed this report on our behalf, as required by Section 13 or 15(d) of the Securities Exchange Act of 1934.

GENESIS MICROCHIP INC.

By:	/s/ ELIAS ANTOUN
Elias Antoun Chief Executive Officer and Director

By:	/s/ MICHAEL HEALY
Michael Healy Chief Financial Officer (and Principal Accounting Officer)

Date: June 9, 2005

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Michael Healy and Ava Hahn, and each of them individually, as his attorney-in-fact, each with full power of substitution, for him in any and all capacities to sign any and all amendments to this Report on Form 10-K, and to file the same with, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his or her substitute, may do or cause to be done by virtue hereof.

This report has been signed by the following persons in the capacities and on the dates indicated as required by the Securities Exchange Act of 1934.

Name	Title	Date

/s/ ELIAS ANTOUN Elias Antoun	Chief Executive Officer and Director	June 9, 2005

/s/ JON CASTOR Jon Castor	Director	June 9, 2005

/s/ CHIEH CHANG Chieh Chang	Director	June 9, 2005

/s/ TIM CHRISTOFFERSEN Tim Christoffersen	Director	June 9, 2005

/s/ JEFFREY DIAMOND Jeffrey Diamond	Chairman of the Board	June 9, 2005

/s/ ERIC ERDMAN Eric Erdman	Director	June 9, 2005

/s/ ROBERT H. KIDD Robert H. Kidd	Director	June 9, 2005

/s/ CHANDRASHEKAR M. REDDY Chandrashekar M. Reddy	Director	June 9, 2005

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1(1)	Agreement and Plan of Merger and Reorganization, dated as of September 27, 2001, by and between Genesis Microchip Incorporated and Sage, Inc.

2.2(1)	Share Exchange and Arrangement Agreement and Plan of Arrangement by and among the Registrant, Genesis Microchip Nova Scotia Corp., and Genesis Microchip Incorporated.

2.3(2)	Agreement and Plan of Merger, dated as of March 17, 2003, among Genesis Microchip Inc., Display Acquisition Corporation and Pixelworks, Inc. (with Forms of Voting Agreements).

3.1(1)	Certificate of Incorporation of the Registrant.

3.2(3)	Amended and Restated Bylaws of the Registrant.

3.3(4)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.

4.1(1)	Form of Common Stock Certificate of the Registrant.

4.2(4)	Preferred Stock Rights Agreement, dated as of June 27, 2002, between the Registrant and Mellon Investor Services, L.L.C., as amended on March 16, 2003.

10.1(5)	Agreement, dated January 20, 1997, between Yves Faroudja and Faroudja Laboratories, Inc.

10.2	[Intentionally omitted]

10.3(6)*	Offer of employment to James E. Donegan dated June 25, 2002.

10.4(6)*	Settlement Agreement and Release with Amnon Fisher.

10.5(9)*	Offer Letter of Employment with Anders Frisk, dated February 15, 2000.

10.6(9)*	Offer Letter of Employment with Matthew Ready, dated April 12, 2000.

10.7(9)*	Offer Letter of Employment from Paradise Electronics, Inc. to Mohammad Tafazzoli, dated February 17, 1998.

10.8(7)*	Form of Change of Control Severance Agreement (as entered into between Genesis and, among others, each of Anders Frisk, Raphael Mehrbians, Tzayao Chan, and Mohammad Tafazzoli).

10.9(9)*	Separation Agreement and Release with Chandrashekar Reddy.

10.10(9)*	Consulting Agreement with Chandrashekar Reddy.

10.11(8)*	1987 Stock Option Plan.

10.12(8)*	1997 Employee Stock Option Plan.

10.13(9)*	1997 Employee Stock Purchase Plan, as last amended on September 17, 2002.

10.14(8)*	1997 Non-Employee Stock Option Plan.

10.15(8)*	2000 Nonstatutory Stock Option Plan.

10.16(8)*	2001 Nonstatutory Stock Option Plan.

10.17(8)*	Paradise Electronics, Inc. 1997 Employee Stock Option Plan.

10.18(8)*	Sage, Inc. Second Amended and Restated 1997 Stock Plan.

10.19(9)*	2001 Employee Stock Purchase Loan Plan (for non-officers).

10.20(9)	Lease Termination Agreement with 1601 McCarthy Boulevard, L.L.C. regarding premises located in Milpitas, California.

Exhibit Number	Exhibit Description

10.21(12)*	Settlement Agreement and Release with James E. Donegan.

10.22(10)	Termination and Release Agreement, dated as of August 5, 2003, among Genesis Microchip Inc., Display Acquisition Corporation and Pixelworks, Inc.

10.23(11)*	Offer Letter with Michael Healy.

10.24(11)*	Change of Control Severance Agreement with Michael Healy.

10.25(11)	Option Exchange Agreement with Raphael Mehrbians.

10.26(14)*	Interim CEO Employment Agreement with Eric Erdman.

10.27(14)	Form of director and officer indemnification agreement.

10.28(13)*	2003 Stock Plan.

10.29(15)*	Form of 2000 Nonstatutory Stock Option Plan Stock Option Agreement with Nonemployee Directors.

10.30(15)*	Form of 2000 Nonstatutory Stock Option Plan International Stock Option Agreement.

10.31(15)*	Form of 2000 Nonstatutory Stock Option Plan Stock Option Agreement for China.

10.32(16)*	Amendment No.1 to Separation Agreement and Release with Chandrashekar Reddy, dated November 10, 2004.

10.33(17)*	Offer Letter of Employment with Elias Antoun, dated November 10, 2004.

10.34(18)*	Change in Control Severance Agreement with Elias Antoun, dated November 29, 2004.

10.35(19)*	Separation Agreement and Release with Eric Erdman, dated December 3, 2004.

10.36(19)*	Consulting Agreement with Eric Erdman, dated December 3, 2004.

10.37(20)*	Separation Agreement and Release with Young Ahn, dated December 28, 2004.

21(9)	Subsidiaries.

23.1	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-72202) filed with the Securities and Exchange Commission on October 25, 2001, as amended.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2003.
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 1, 2002, as amended.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A12G filed with the Securities and Exchange Commission on August 5, 2002, as amended by the Registrant’s Statement on Form 8-12G/A filed with the Securities and Exchange Commission on March 31, 2003.
(5)	Incorporated by reference to Faroudja Laboratories, Inc.’s Form S-1 (File No. 333-32375) filed with the Securities and Exchange Commission on July 30, 1997, as amended.

(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002.
(7)	Incorporated by reference to Registration Statement on Form S-4 filed by Pixelworks, Inc. with the Securities and Exchange Commission on April 18, 2003, as amended.
(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Securities Exchange Commission on February 21, 2002.
(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities Exchange Commission on June 20, 2003.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on August 6, 2003.
(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on February 13, 2004.
(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A filed with the Securities Exchange Commission on July 29, 2003.
(13)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Securities Exchange Commission on October 15, 2003.
(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities Exchange Commission on June 10, 2004.
(15)	Incorporated by reference to the Registrants Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on November 9, 2004.
(16)	Incorporated by reference to the Registrants Current Report on Form 8-K filed with the Securities Exchange Commission on November 15, 2004.
(17)	Incorporated by reference to the Registrants Current Report on Form 8-K filed with the Securities Exchange Commission on November 19, 2004.
(18)	Incorporated by reference to the Registrants Current Report on Form 8-K filed with the Securities Exchange Commission on December 3, 2004.
(19)	Incorporated by reference to the Registrants Current Report on Form 8-K filed with the Securities Exchange Commission on December 8, 2004.
(20)	Incorporated by reference to the Registrants Current Report on Form 8-K filed with the Securities Exchange Commission on January 4, 2005.
*	Identifies a management contract or compensatory plan of arrangement required to be filed as an exhibit to this report pursuant to Item 14(c).