Form 10-K/A
period 2005-03-31
GENESIS MICROCHIP INC /DE
filed 2005-07-08
CIK 1161396

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

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 hereof.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A (“Form 10-K/A”) is being filed as Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2005, which was filed with the Securities and Exchange Commission (SEC) on June 9, 2005 (the “Original Filing”). We are filing this Amendment No. 1 to replace the attestation report by our independent accounting firm that appears before our audited consolidated financial statements with the Report of Independent Registered Public Accounting Firm, which was executed and delivered to Genesis Microchip on June 8, 2005 prior to the Original Filing, but inadvertently excluded from the EDGAR version of the Original Filing. Other than the replacement of the attestation report with the Report of Independent Registered Public Accounting Firm, dated June 7, 2005, and the inclusion of an updated Consent of Independent Registered Public Accounting Firm, dated July 8, 2005, as Exhibit 23.1 hereto, there have been no other changes to the Original Filing.

This Form 10-K/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that have occurred subsequent to that date. Other events occurring after the date of the Original Filing or other information necessary to reflect subsequent events will be disclosed in reports filed with the SEC subsequent to the Original Filing.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Genesis Microchip Inc.

We have audited the accompanying consolidated balance sheets of Genesis Microchip Inc. as of March 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genesis Microchip Inc. as of March 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Genesis Microchip Inc.’s internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 7, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

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

SIGNATURES

The following authorized persons have signed this report on our behalf, as required by Section 13 or 15(d) of the Securities Exchange Act of 1934.

GENESIS MICROCHIP INC.

By:	/s/ ELIAS ANTOUN
Elias Antoun Chief Executive Officer and Director

By:	/s/ MICHAEL HEALY
Michael Healy Chief Financial Officer (and Principal Accounting Officer)

Date: July 8, 2005

This report has been signed by the following persons in the capacities and on the dates indicated as required by the Securities Exchange Act of 1934.

Name	Title	Date

* Elias Antoun	Chief Executive Officer and Director	July 8, 2005

* Jon Castor	Director	July 8, 2005

* Chieh Chang	Director	July 8, 2005

* Tim Christoffersen	Director	July 8, 2005

* Jeffrey Diamond	Chairman of the Board	July 8, 2005

* Eric Erdman	Director	July 8, 2005

* Robert H. Kidd	Director	July 8, 2005

* Chandrashekar M. Reddy	Director	July 8, 2005

*By:	/s/ AVA M. HAHN
Ava M. Hahn (Attorney-in-fact)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1(1)	Agreement and Plan of Merger and Reorganization, dated as of September 27, 2001, by and between Genesis Microchip Incorporated and Sage, Inc.

2.2(1)	Share Exchange and Arrangement Agreement and Plan of Arrangement by and among the Registrant, Genesis Microchip Nova Scotia Corp., and Genesis Microchip Incorporated.

2.3(2)	Agreement and Plan of Merger, dated as of March 17, 2003, among Genesis Microchip Inc., Display Acquisition Corporation and Pixelworks, Inc. (with Forms of Voting Agreements).

3.1(1)	Certificate of Incorporation of the Registrant.

3.2(3)	Amended and Restated Bylaws of the Registrant.

3.3(4)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.

4.1(1)	Form of Common Stock Certificate of the Registrant.

4.2(4)	Preferred Stock Rights Agreement, dated as of June 27, 2002, between the Registrant and Mellon Investor Services, L.L.C., as amended on March 16, 2003.

10.1(5)	Agreement, dated January 20, 1997, between Yves Faroudja and Faroudja Laboratories, Inc.

10.2	[Intentionally omitted]

10.3(6)*	Offer of employment to James E. Donegan dated June 25, 2002.

10.4(6)*	Settlement Agreement and Release with Amnon Fisher.

10.5(9)*	Offer Letter of Employment with Anders Frisk, dated February 15, 2000.

10.6(9)*	Offer Letter of Employment with Matthew Ready, dated April 12, 2000.

10.7(9)*	Offer Letter of Employment from Paradise Electronics, Inc. to Mohammad Tafazzoli, dated February 17, 1998.

10.8(7)*	Form of Change of Control Severance Agreement (as entered into between Genesis and, among others, each of Anders Frisk, Raphael Mehrbians, Tzayao Chan, and Mohammad Tafazzoli).

10.9(9)*	Separation Agreement and Release with Chandrashekar Reddy.

10.10(9)*	Consulting Agreement with Chandrashekar Reddy.

10.11(8)*	1987 Stock Option Plan.

10.12(8)*	1997 Employee Stock Option Plan.

10.13(9)*	1997 Employee Stock Purchase Plan, as last amended on September 17, 2002.

10.14(8)*	1997 Non-Employee Stock Option Plan.

10.15(8)*	2000 Nonstatutory Stock Option Plan.

10.16(8)*	2001 Nonstatutory Stock Option Plan.

10.17(8)*	Paradise Electronics, Inc. 1997 Employee Stock Option Plan.

10.18(8)*	Sage, Inc. Second Amended and Restated 1997 Stock Plan.

10.19(9)*	2001 Employee Stock Purchase Loan Plan (for non-officers).

10.20(9)	Lease Termination Agreement with 1601 McCarthy Boulevard, L.L.C. regarding premises located in Milpitas, California.

Exhibit Number	Exhibit Description

10.21(12)*	Settlement Agreement and Release with James E. Donegan.

10.22(10)	Termination and Release Agreement, dated as of August 5, 2003, among Genesis Microchip Inc., Display Acquisition Corporation and Pixelworks, Inc.

10.23(11)*	Offer Letter with Michael Healy.

10.24(11)*	Change of Control Severance Agreement with Michael Healy.

10.25(11)	Option Exchange Agreement with Raphael Mehrbians.

10.26(14)*	Interim CEO Employment Agreement with Eric Erdman.

10.27(14)	Form of director and officer indemnification agreement.

10.28(13)*	2003 Stock Plan.

10.29(15)*	Form of 2000 Nonstatutory Stock Option Plan Stock Option Agreement with Nonemployee Directors.

10.30(15)*	Form of 2000 Nonstatutory Stock Option Plan International Stock Option Agreement.

10.31(15)*	Form of 2000 Nonstatutory Stock Option Plan Stock Option Agreement for China.

10.32(16)*	Amendment No.1 to Separation Agreement and Release with Chandrashekar Reddy, dated November 10, 2004.

10.33(17)*	Offer Letter of Employment with Elias Antoun, dated November 10, 2004.

10.34(18)*	Change in Control Severance Agreement with Elias Antoun, dated November 29, 2004.

10.35(19)*	Separation Agreement and Release with Eric Erdman, dated December 3, 2004.

10.36(19)*	Consulting Agreement with Eric Erdman, dated December 3, 2004.

10.37(20)*	Separation Agreement and Release with Young Ahn, dated December 28, 2004.

21(9)	Subsidiaries.

23.1	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-72202) filed with the Securities and Exchange Commission on October 25, 2001, as amended.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2003.
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 1, 2002, as amended.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A12G filed with the Securities and Exchange Commission on August 5, 2002, as amended by the Registrant’s Statement on Form 8-12G/A filed with the Securities and Exchange Commission on March 31, 2003.
(5)	Incorporated by reference to Faroudja Laboratories, Inc.’s Form S-1 (File No. 333-32375) filed with the Securities and Exchange Commission on July 30, 1997, as amended.

(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002.
(7)	Incorporated by reference to Registration Statement on Form S-4 filed by Pixelworks, Inc. with the Securities and Exchange Commission on April 18, 2003, as amended.
(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Securities Exchange Commission on February 21, 2002.
(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities Exchange Commission on June 20, 2003.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on August 6, 2003.
(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on February 13, 2004.
(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A filed with the Securities Exchange Commission on July 29, 2003.
(13)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Securities Exchange Commission on October 15, 2003.
(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities Exchange Commission on June 10, 2004.
(15)	Incorporated by reference to the Registrants Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on November 9, 2004.
(16)	Incorporated by reference to the Registrants Current Report on Form 8-K filed with the Securities Exchange Commission on November 15, 2004.
(17)	Incorporated by reference to the Registrants Current Report on Form 8-K filed with the Securities Exchange Commission on November 19, 2004.
(18)	Incorporated by reference to the Registrants Current Report on Form 8-K filed with the Securities Exchange Commission on December 3, 2004.
(19)	Incorporated by reference to the Registrants Current Report on Form 8-K filed with the Securities Exchange Commission on December 8, 2004.
(20)	Incorporated by reference to the Registrants Current Report on Form 8-K filed with the Securities Exchange Commission on January 4, 2005.
*	Identifies a management contract or compensatory plan of arrangement required to be filed as an exhibit to this report pursuant to Item 14(c).