Form 10-Q
period 2005-06-30
GENESIS MICROCHIP INC /DE
filed 2005-08-08
CIK 1161396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

There were 33,942,937 shares of the registrant’s common shares issued and outstanding as of June 30, 2005.

GENESIS MICROCHIP INC.

FORM 10-Q

THREE MONTHS ENDED JUNE 30, 2005

*	No information has been provided because this item is not applicable.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

GENESIS MICROCHIP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share amounts)

	June 30, 2005 (unaudited)	March 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$134,537	$129,757
Accounts receivable trade, net of allowance for doubtful accounts of $204 at June 30 and $282 at March 31	33,047	30,310
Inventories	21,486	17,557
Prepaids and other	6,020	5,583

Total current assets	195,090	183,207
Property and equipment	15,042	15,987
Intangible assets	14,653	17,265
Goodwill	181,981	181,981
Deferred income taxes	13,430	14,056
Other	3,792	3,796

Total assets	$423,988	$416,292

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,860	$12,044
Accrued liabilities	13,860	11,634
Income taxes payable	1,156	3,118

Total current liabilities	27,876	26,796
Stockholders’ equity:
Capital stock:
Preferred stock:
Authorized – 5,000 preferred shares, $0.001 par value Issued and outstanding - none at June 30 and at March 31
Common stock:
Authorized - 100,000 common shares, $0.001 par value Issued and outstanding – 33,943 shares at June 30 and 33,479 shares at March 31	34	33
Additional paid-in capital	409,692	405,323
Cumulative other comprehensive loss	(94)	(94)
Deferred stock-based compensation	(47)	(232)
Deficit	(13,473)	(15,534)

Total stockholders’ equity	396,112	389,496

Total liabilities and stockholders’ equity	$423,988	$416,292

See accompanying notes to condensed consolidated financial statements.

GENESIS MICROCHIP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30
	2005	2004
Revenues	$59,825	$52,846
Cost of revenues (1)	33,694	31,689

Gross profit	26,131	21,157

Operating expenses:
Research and development (2)	10,233	9,621
Selling, general and administrative (3)	10,753	10,768
Amortization of acquired intangibles	2,654	2,654

Total operating expenses	23,640	23,043

Income (loss) from operations	2,491	(1,886)

Interest income	910	312

Income (loss) before income taxes	3,401	(1,574)
Provision for (recovery of) income taxes	1,340	(285)

Net income (loss)	$2,061	$(1,289)

Earnings (loss) per share:
Basic and diluted	$0.06	$(0.04)

Weighted average number of common shares outstanding:
Basic	33,624	32,723
Diluted	35,060	32,723

(1) Amount excludes amortization of acquired developed technology included in amortization of acquired intangibles	$1,925	$1,925
(2) Amount includes stock-based compensation expense	$142	$759
(3) Amount includes stock-based compensation expense	$102	$261

See accompanying notes to condensed consolidated financial statements.

GENESIS MICROCHIP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended June 30
	2005	2004
Cash flows from (used in) operating activities:
Net income (loss)	$2,061	$(1,289)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	1,810	1,709
Amortization of intangible assets	2,654	2,654
Stock-based compensation	244	1,020
Deferred income taxes	626	(1,177)
Other	392	79
Change in operating assets and liabilities, net of amounts acquired:
Accounts receivable trade	(2,737)	(5,836)
Inventories	(3,929)	1,724
Prepaids and other	(437)	(858)
Accounts payable	816	3,418
Accrued liabilities	2,226	1,678
Income taxes payable	(1,962)	859

Net cash from operating activities	1,764	3,981
Cash flows from (used in) investing activities:
Purchase of short-term investments	—	(82,726)
Proceeds on sales and maturities of short-term investments	—	113,981
Additions to property and equipment	(877)	(1,896)
Other	(418)	(488)

Net cash from (used in) investing activities	(1,295)	28,871
Cash flows from financing activities:
Proceeds from issue of common stock	4,311	1,225

Net cash provided by financing activities	4,311	1,225

Increase in cash and cash equivalents	4,780	34,077
Cash and cash equivalents, beginning of period	129,757	19,241

Cash and cash equivalents, end of period	$134,537	$53,318

See accompanying notes to condensed consolidated financial statements.

GENESIS MICROCHIP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of presentation

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) and according to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Consequently, they do not include all of the information and footnotes required by United States generally accepted accounting principles for a complete set of annual financial statements. These condensed financial statements should be read in conjunction with our financial statements and notes thereto for the year ended March 31, 2005 that are included in our most recent Annual Report on Form 10-K/A filed with the Securities and Exchange Commission. We believe that the accompanying financial statements reflect all adjustments, consisting solely of normal, recurring adjustments, that are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the period ended June 30, 2005 are not necessarily indicative of the results to be expected for the full fiscal year or for any other period.

Beginning with the three month period ended June 30, 2005, we have changed the method in which certain costs are allocated to research and development expenses and selling, general and administrative expenses. We believe that the current allocation method more appropriately reflects the nature of these expenses and the services to which they relate. The condensed consolidated statement of operations for the three months ended June 30, 2004 has been reclassified in order to present comparable statements for the two periods. The restatement has no effect on operating expenses or net income.

2. Stock-based compensation

We have elected to follow Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and related interpretations, in accounting for employee stock options. Under APB 25, deferred stock-based compensation is recorded at the option grant date in an amount equal to the excess of the market value of a share of common stock over the exercise price of the option. Deferred stock-based compensation is amortized over the vesting period of the individual options, generally two to four years, in accordance with Financial Accounting Standards Board’s (“FASB”) FIN 44.

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

SFAS 123 requires disclosure of pro forma net income and earnings per share had Genesis adopted the fair value method for all stock option grants as of the beginning of its 1996 fiscal year. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from Genesis’ stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. Genesis’ calculations were made using the Black-Scholes option-pricing model using a dividend yield of 0% and the assumptions noted in the following tables:

	Three Months Ended June 30
	2005	2004
Stock Option Plans:
Risk-free interest rates	3.7%	3.4%
Volatility	86%	104%
Expected life in years	4.25	5

Employee Stock Purchase Plans:
Risk-free interest rates	3.3%	1.1%
Volatility	86%	108%
Expected life in years	1.25	0.5

The weighted average fair values of options granted during the three months ended June 30, 2005 and June 30, 2004 were $10.97 and $11.31 respectively.

Had compensation expense been determined based on the fair value of awards at the grant dates in accordance with the methodology prescribed in SFAS 123, Genesis’ net income (loss) and earnings (loss) per share for the three months ended June 30, 2005 and June 30, 2004 would approximate the pro forma disclosure as follows (in thousands, except per share amounts):

	Three Months Ended June 30
	2005	2004
Net earnings (loss) attributable to common stockholders:
As reported	$2,061	$(1,289)
Stock compensation, as reported	244	1,020
Stock compensation, under SFAS 123	(5,884)	(5,334)

Pro forma	$(3,579)	$(5,603)

Basic earnings (loss) per share:
As reported	$0.06	$(0.04)
Pro forma	$(0.11)	$(0.17)

Diluted earnings (loss) per share:
As reported	$0.06	$(0.04)
Pro forma	$(0.11)	$(0.17)

The effects on pro forma disclosure of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosure in future years.

3. Earnings (loss) per share

Basic earnings (loss) per share are computed by dividing the net income (loss) in a period by the weighted average number of shares of common stock outstanding during that period. Diluted earnings (loss) per share is calculated in order to give effect to all potential dilutive shares of common stock issuable during the period on the exercise of outstanding options or warrants. The weighted average number of diluted shares outstanding is calculated by assuming that any proceeds from the issuance of potential shares of common stock, such as stock options, are used to repurchase shares of common stock at the average market share price in the period. Per share information calculated on this basis is as follows (in thousands, except for share amounts):

	Three Months Ended June 30
	2005	2004
Numerator for basic and diluted earnings (loss) per share:
Net income (loss)	$2,061	$(1,289)

Denominator for basic earnings (loss) per share:
Weighted average common shares	33,624	32,723

Basic earnings (loss) per share:	$0.06	$(0.04)

Denominator for diluted earnings (loss) per share:
Weighted average common shares	33,624	32,723
Stock options and warrants	1,436	—

Shares used in computing diluted earnings (loss) per share	35,060	32,723

Diluted earnings (loss) per share:	$0.06	$(0.04)

Anti-dilutive potential common shares excluded from above calculation	7,229	7,415

Had we been profitable during the three months ended June 30, 2004, the weighted average number of shares outstanding for purposes of calculating diluted earnings per share would have been increased by 1,053,000.

4. Segmented information

Market information

Genesis operates and tracks its results in one operating segment. Genesis designs, develops and markets integrated circuits that manipulate and process digital video and graphic images. The target market is the advanced display market including LCD monitors and flat-panel televisions.

Geographic information

Geographic revenue information is based on the shipment destination. Long-lived assets include property and equipment, as well as, intangible assets and goodwill. Property and equipment information is based on the physical location of the asset while the intangible assets are based on the location of the owning entity. Revenues from unaffiliated customers by geographic region were as follows (in thousands):

	Three Months Ended June 30
	2005	2004
United States	$2,243	$1,876
China	23,609	20,964
Japan	6,229	3,585
South Korea	10,960	11,481
Taiwan	7,321	6,751
Rest of world	9,463	8,189

	$59,825	$52,846

Net long-lived assets by country were as follows (in thousands):

	June 30, 2005	March 31, 2005
United States	$203,296	$206,728
Rest of world	8,380	8,505

	$211,676	$215,233

Customer concentration information

The following table shows the percentage of our revenues in each period that was derived from customers who individually accounted for more than 10% of revenues in that period:

	Three Months Ended June 30
	2005	2004
Customer A	13%	—
Customer B	—	11%
Customer C	—	11%

The following table shows customers accounting for more than 10% of accounts receivable trade at June 30, 2005 and March 31, 2005:

	June 30, 2005	March 31, 2005
Customer 1	25%	29%
Customer 2	12%	—
Customer 3	10%	—
Customer 4	10%	—

Supplier arrangements

Genesis subcontracts portions of its semiconductor manufacturing from several suppliers and for the vast majority of products, no single production process for any single product is performed by more than one supplier. Should our wafer supplier or any of Genesis’ packaging or testing subcontractors cease to be available, management believes that this would have a material adverse effect on Genesis’ business, financial condition and results of operations. Genesis has no guarantee of minimum capacity from its suppliers and is not liable for minimum purchase commitments.

5. Inventories

Inventories consist of the following (in thousands):

	June 30, 2005	March 31, 2005
Finished goods	$13,846	$11,156
Work-in-process	10,303	9,355

	24,149	20,511
Less: Inventory reserve	(2,663)	(2,954)

	$21,486	$17,557

The following table presents a roll forward of the inventory obsolescence reserve for the indicated periods (in thousands):

	Three Months Ended June 30
	2005	2004
Balance at beginning of period	$2,954	$3,243
Credited to cost of revenues	(291)	(42)
Charge offs	—	(322)

Balance at end of period	$2,663	$2,879

6. Product warranty

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

	Three Months Ended June 30
	2005	2004
Balance at beginning of period	$230	$200
Provision (recovery)	(94)	57
Charge offs	(36)	(21)

Balance at end of period	$100	$236

7. Intangible assets

Intangible assets consist of the following:

	June 30, 2005			March 31, 2005
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Acquired technology	$47,100	$35,108	$11,992	$47,100	$32,489	$14,611
Patents	3,344	752	2,592	3,235	685	2,550
Other	500	431	69	500	396	104

Total	$50,944	$36,291	$14,653	$50,835	$33,570	$17,265

Estimated future intangible assets amortization expense, based on current balances, as of June 30, 2005 is as follows:

For the fiscal year ended in:	June 30
2006	$7,344
2007	1,954
2008	1,931
2009	1,880
2010	177
Thereafter	1,367

$14,653

8. Contingent liabilities

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

In July 2003, the District Court issued a memorandum opinion, followed by a final judgment in August 2003 and an amended final judgment in December 2003. In its opinion, the District Court ruled that Genesis and Silicon Image have settled their disputes based on a Memorandum of Understanding, or MOU, signed on December 18, 2002. The District Court’s opinion states that the MOU is a binding settlement agreement and that Genesis will pay Silicon Image a monetary settlement, license fee and running royalties on all DVI and HDMI products. We have been reserving the estimated amounts payable to Silicon Image pursuant to the District Court’s judgment regarding the MOU, beginning in the year ended March 31, 2003. A portion of this estimated reserve was paid into an escrow pursuant to a court order. These amounts have been accounted for as reductions of the related liability. In July 2005, the District Court dismissed the case with prejudice. Genesis intends to appeal the District Court’s opinion.

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

Genesis also filed a similar patent infringement complaint against MRT, Trumpion and Mstar Semiconductor, Inc. (“Mstar”) in the U.S. International Trade Commission (“ITC”). In August 2004, the ITC determined that Mstar, MRT and Trumpion infringe Genesis’s patent, and issued an exclusion order preventing the importation of Mstar, MRT and Trumpion’s display controllers into the United States, as well as LCD monitors and boards containing these products. In December 2004, Mstar filed an appeal of the exclusion order and related ITC rulings to the Federal Circuit Court of Appeals. Mstar is also challenging the application of the Exclusion Order to its new TSU, or Tsunami, products in informal meetings with U.S. Customs. Genesis believes that Mstar’s challenge is without merit and is vigorously contesting Mstar’s claims.

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

Securities Class Action Litigation

In November 2002, a putative securities class action captioned Kuehbeck v. Genesis Microchip et al., Civil Action No. 02-CV-05344, was filed against Genesis, former Chief Executive Officer Amnon Fisher, and former Interim Chief Executive Officer Eric Erdman, and amended in July 2003 to include Executive Vice President Anders Frisk (collectively the “Individual Defendants”) in the United States District Court for the Northern District of California. The complaint alleges violations of Section 10(b) of the Securities and Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder against Genesis and the Individual Defendants, and violations of Section 20(a) of the Exchange Act against the Individual Defendants. The complaint seeks unspecified damages on behalf of a purported class of purchasers of Genesis’s common stock between April 29, 2002 and June 14, 2002. In July 2005, the court granted Genesis’s motion to dismiss the case, with prejudice, but plaintiffs may appeal this decision. The future financial impact of this claim is not yet determinable and no provision has been made in our consolidated financial statements for any future costs associated with this claim.

An unfavorable resolution of any of these lawsuits could have a material adverse effect on Genesis’s business, results of operations or financial condition.

We are not a party to any other material legal proceedings.

9. Recent Accounting Pronouncements

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

Pursuant to SFAS 123R, a public entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period.

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

We have not made a final determination on the valuation model, methodology, or other impacts of implementing SFAS 123R on our financial statements. For an illustration of the effect of using a fair-value based method of accounting for share-based payment transactions on our recent results of operations, see Note 2. The effective date to the Company will be as of April 1, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding anticipated revenues, gross margins, operating expenses, amortization of intangibles and stock-based compensation, liquidity and cash flow, business strategy, demand for our products, average selling prices, regional market growth, and future competition. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors which could cause actual results to differ materially include those set forth in the following discussion, and, in particular, the risks discussed below under the subheading “Risk Factors” and in other documents we file with the Securities and Exchange Commission. Unless required by law, we undertake no obligation to update publicly any forward-looking statements.

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a general discussion of our target markets, the nature of our products, and some of the business issues we are facing as a company. Next, we address the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then discuss our Results of Operations for the three month periods ended June 30, 2005 and June 30, 2004, and corresponding quarterly information within those quarters as viewed through the eyes of Management. Lastly, we provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments. This MD&A should be read in conjunction with the other sections of this Quarterly Report on Form 10-Q.

OVERVIEW

Our Markets

We develop and market image-processing solutions. We design, develop and market integrated circuits that receive and process digital video and graphic images. We also supply reference boards and designs that incorporate our software and proprietary integrated circuits, or chips. Our products are primarily used in liquid crystal displays (“LCDs”). These displays may be used in desktop monitor applications. Our products are also used in other types of display devices, including LCD TVs, Plasma TVs, Rear Projection TVs, and Digital CRT TVs.

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

Our end target markets are LCD computer monitors and flat panel televisions. We also design products that serve both applications, the so-called multi-function monitors, and it is difficult to distinguish between a monitor with television capability and a television with a PC input. Both of these display devices could use the same Genesis chip. Similarly, we supply certain customers with chips originally designed for a LCD computer monitor that the customer may use in flat panel televisions. We assist customers in developing their designs. Typically, a TV design will take more time and support from our software and field application engineers than a monitor design, increasing our costs during a customer’s pre-production period.

The growth in our target markets is limited by the industry’s capacity to supply LCD panels or other digital displays. Furthermore, the availability of LCD panels from time to time has been constrained, causing unexpected increases in the cost of LCD panels to our customers, thus resulting in customers rapidly changing their demand expectations for our products. Our products usually represent less than two percent of the average retail cost of a standard flat panel TV today, while the cost of the LCD panel within a LCD computer monitor or flat panel TV represents the majority of the cost of the finished product. Consequently, constraints on availability of LCD panels or increases in panel costs can result in reduced demand for our products, and it is very difficult to accurately predict the availability or cost of LCD panels and well beyond our means to control. Conversely, it is the increase in production volumes of larger size LCD panels in new fabrication facilities coming on line over the next several years that is expected to result in lower-cost panels and hence lower average selling prices of the end product. We believe retail prices for flat-panel televisions will continue to decline in the coming quarters and we expect this to lead to an increase in demand for flat-panel television display controllers.

Our industry is very competitive and growth industries like ours tend to attract new entrants. The LCD computer monitor industry is highly competitive. Our average selling prices of monitor display controllers, in spite of increased functionality have declined by more than 50% over the past two fiscal years. We expect the flat panel television industry will be as competitive over time. Our strategy is to maintain market leadership through integration of new features and functions and by providing the highest image quality at a cost-effective price. We believe we are able to deliver the desired feature-rich image quality through relationships with customers, patented technologies, effective chip design, software capabilities, and customer support. While maintaining our leadership in image quality and product feature sets, we strive to maximize profitability by reducing product cost through efficient chip design and driving costs down throughout our supply chain.

While we primarily market and sell our integrated circuits directly to manufacturers, we have sold finished systems, primarily to the high-end home theater market, under the Faroudja brand. These products were generally sold through specialty retail channels and represented a very small portion of our overall revenue (less than 2% of revenue for the quarter ended June 30, 2005 and less than 2.5% of revenue for the fiscal year ended March 31, 2005). During the quarter ended June 30, 2005, we entered into a strategic alliance with Meridian Audio Limited that gives Meridian the right to manufacture and distribute Genesis’ Faroudja home theater solutions, and to promote the Faroudja brand, on a worldwide basis as part of Meridian’s product portfolio. These products will be marketed and distributed through Meridian’s global distribution network. Genesis will continue to develop advanced Faroudja algorithms for integration into its IC products and will discontinue the manufacture and sale of its home theater systems. As a result of the agreement we recorded approximately $350,000 in charges, the majority of which related to severance and other benefits for terminated employees.

Average selling prices to distributors are typically less than average selling prices to direct customers for similar products. Sales to distributors typically comprise approximately 15% of revenues. Average selling prices and product margins of our products are typically highest during the initial months following product introduction and decline over time and as volume increases.

Part of our overall strategy is to develop intellectual property that is used in our integrated circuits. We have and will continue to defend our intellectual property rights against those companies that may use our technology without the proper authorization. At times we may enter into agreements that allow customers or other companies to license our patented technology.

Revenue Recognition

Genesis recognizes revenue from semiconductor product sales to customers when a contract is established, the price is determined, shipment is made and collectibility is reasonably assured. Product sales to distributors are subject to agreements having a right of return. Revenue, and related cost of revenues from sales to distributors, are deferred until the distributors resell the product, verified by point-of-sale reports. At the time of shipment to distributors, we record a trade receivable for the selling price, relieve inventory of the value of the product shipped and record the gross margin as a component of accrued liabilities on our consolidated balance sheet. In certain circumstances, where orders are placed with non-cancelable/ non-return terms we recognize revenue upon shipment. Reserves for sales returns and allowances are recorded at the time of recognizing revenue. To date we have not experienced significant product returns.

Manufacturing and Supply

We generally need to place purchase orders for products before we receive purchase orders from our customers. This is because production lead times for silicon wafers, from which our products are manufactured, can be as long as three months, while many of our customers place orders only one month or less in advance of their requested delivery date. We have agreements with suppliers in Asia such that we are dependent on the suppliers’ manufacturing yields. We continue to look at alternative sources of supply to reduce our reliance on key suppliers and reduce lead times, though dual sourcing for specific products is more costly in terms of set-up and yields are typically lower as each manufacturing supplier ramps up production. While we have frequent communication with significant customers to review their requirements, we are restricted in our ability to react to fluctuations in demand for our products and this exposes us to the risk of having either too much or not enough of a particular product. We regularly evaluate the carrying value of inventory held. For the three months ended June 30, 2005, we recorded net recoveries totaling $291,000, where sales of previously reserved inventory more than offset new reserves against inventory for which we did not foresee sufficient demand to support the carrying value. An example of this would be where certain customers transitioned to next generation products more quickly than previously anticipated.

Global Operations

We operate through subsidiaries and offices in several countries throughout the world. Our head office is located in Alviso (Silicon Valley), California. Our research and development resources are located in the United States, Canada and India. The majority of our customers are located in Asia, supported by our sales offices in China, Japan, Singapore, South Korea, and Taiwan. Our third party suppliers are located primarily in Taiwan. Although virtually all of our revenues and costs of revenues are denominated in U.S. dollars, portions of our revenue and operating expenses are denominated in foreign currencies. Accordingly, our operating results are affected by changes in the exchange rate between the U.S. dollar and those currencies. Any future strengthening of those currencies against the U.S. dollar could negatively impact our operating results by increasing our operating expenses as measured in U.S. dollars.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. As described below, significant estimates are used in determining the allowance for doubtful accounts, inventory obsolescence provision, deferred income tax asset valuation, potential settlements and costs associated with patent litigation and the useful lives of intangible assets. We evaluate our estimates on an on-going basis, including those related to product returns, bad debts, inventories, investments, intangible assets, income taxes, warranty obligations and litigation and other contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We did not record any goodwill impairment charges in the three months ended June 30, 2005, or during fiscal 2005 or 2004. Goodwill balances may also be affected by changes in other estimates made at the time of acquisitions.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005

REVENUE AND GROSS PROFIT

The following table shows unaudited statement of operations data for the three months ended June 30, 2005 and June 30, 2004 (in thousands):

	Three months ended June 30
	2005	2004
Total revenue	$59,825	$52,846
Gross profit	26,131	21,157
Gross profit percentage	43.7%	40.0%

Revenue by geography:
United States	$2,243	$1,876
China	23,609	20,964
Japan	6,229	3,585
South Korea	10,960	11,481
Taiwan	7,321	6,751
Rest of world	9,463	8,189

Total revenue	$59,825	$52,846

Total Revenues

Revenues for the three months ended June 30, 2005 increased by 13.2% to $59.8 million from $52.8 million for the three months ended June 30, 2004, primarily due to higher unit shipments. Total unit shipments increased by 14%, while average selling prices (“ASP”) on a consolidated basis remained flat when compared to the three months ended June 30, 2004.

The majority of our shipments continued to be to customers located in Asia. Shipments into Japan increased as the advanced television market continued to show significant growth, and shipments to China increased as production volumes increased into that country. Shipments into South Korea, however, decreased primarily due to a reduction in monitor controller product sales.

Since both monitor and television display devices can use the same Genesis chip, we do not always know which application our chip is being used in. However, we estimate that units shipped into the LCD monitor market increased by 8% while shipments into the TV/video market increased by 42% on a year over year basis. On a part for part basis, ASPs declined 11% in the monitor market and 4% in the TV/Video market. The 53% year over year increase in shipments of flat-panel TV controller products was a result of an overall market demand increase for flat-panel televisions.

Revenues from shipments into displays with video capability, such as LCD television, continued to increase and have become a larger proportion of total revenue. During the three months ended June 30, 2005, we estimate that approximately 51% of total revenue was from consumer TV/video related products, compared with 43% for the three months ended June 30, 2004. We expect strong competition in all sectors of the market to continue. We experienced only modest sequential ASP declines of approximately 4% in our monitor products on a part for part basis from the March quarter, and we continue to believe there will be fewer new entrants into this marketplace. As for higher-end display controllers with TV/video capability, we still believe there remains considerable opportunity to add features and reduce system cost through further integration.

In addition to revenue from shipments of display controllers, we continue to generate revenues from licensing of our patented technology to third parties in connection with our favorable final determination in the ITC case.

Gross Profit

Gross profit for the three months ended June 30, 2005 increased to $26.1 million from $21.2 million for the three months ended June 30, 2004. As a percentage of revenues, gross profit represented 43.7% of revenues for the three months ended June 30, 2005, compared with 40.0% for the three months ended June 30, 2004. The improvement in gross margin percentage is attributable to improvements in production yields, lower product costs, and an increased volume of higher margin TV/video products sold.

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

	Three months ended
	June 30, 2005		June 30, 2004
	$000	% of Revenue	$000	% of Revenue
Research and development	$10,091	16.9%	$8,862	16.8%
Selling, general and administrative	10,651	17.8%	10,507	19.9%
Amortization of acquired intangibles	2,654	4.4%	2,654	5.0%
Stock-based compensation	244	0.4%	1,020	1.9%

Total operating expenses	$23,640	39.5%	$23,043	43.6%

Research and Development

Research and development expenses include costs associated with research and development personnel, development tools, hardware and software licenses, and prototyping. We changed our allocation methodology on a go forward basis, beginning with the three month period ended June 30, 2005. In order to more appropriately classify expenses consistent with their activity, we have retroactively re-classified certain expenses that were previously classified in the selling, general and administrative expenses to research and development expenses. The reclassification is primarily related to costs associated with our application engineers whose work is more related to product development activities which are included in research and development activities. The impact of this reclassification was to increase research and development expense and reduce selling, general and administrative expenses by approximately $1.4 million in the three months ended June 30, 2005 and by approximately $1.3 million for the three months ended June 30, 2004. We have reclassified these expenses for the prior period presented in our financial statements for comparability.

Research and development expenses for the three months ended June 30, 2005 were $10.1 million, compared with $8.9 million in the three months ended June 30, 2004. This 14% increase was primarily due to higher labor-related costs as we continued to invest more heavily in the research and development of technologies addressing the television and video markets, especially in the development of our digital TV technology. In addition, the mix of spending changed, with less expense directed at lower-end monitor applications, and more focus on analog and digital TV applications.

These expenses represented 16.9% of revenues in the three months ended June 30, 2005, and 16.8% in the three months ended June 30, 2004.

Selling, General and Administrative

Selling, general and administrative expenses consist of personnel and related overhead costs for selling, including field application engineers, marketing communications, product marketing, customer support, finance, human resources, legal and general management functions and of commissions paid to regional sales representatives, and costs associated with patent litigation. Selling, general and administrative expenses for the three months ended June 30, 2005, after the change in presentation described above, were $10.7 million, compared with $10.5 million in the three months ended June 30, 2004. Increases in labour related costs of $1 million were offset in part by lower costs associated with patent litigation.

These expenses represented 17.8% of revenues in the three months ended June 30, 2005 and 19.9% in the three months ended June 30, 2004.

Amortization of Acquired Intangibles

Amortization of acquired intangible assets was $2.7 million for the three months ended June 30, 2005 and 2004.

Stock-Based Compensation

As part of the accounting for the acquisition of Sage in February 2002, the intrinsic value of unvested options issued in exchange for previously issued Sage options, totaling approximately $18.4 million, is being amortized to expense over the remaining term of the options, categorized in the statement of operations in accordance with the nature of the service provided by the related employees. This amortization amounted to $0.2 million for the three months ended June 30, 2005.

Total Operating Expenses

Total operating expenses for the three months ended June 30, 2005 were $23.6 million, representing an increase of $0.6 million from $23.0 million in the three months ended June 30, 2004, for the reasons described above.

NON OPERATING INCOME AND EXPENSES

Provision for Income Taxes

We recorded an income tax provision of $1.3 million for the three months ended June 30, 2005 compared to a recovery of income taxes of $0.3 million for the three months ended June 30, 2004. The increase in income tax provision was primarily driven by higher profitability in the three months ended June 30, 2005. However, our accounting effective tax rate may differ from the expected statutory rates due to several permanent differences including, but not limited to, research and experimental development tax credits, stock-based compensation expense, foreign exchange fluctuations on the US dollar working capital balances of foreign subsidiaries, and differences in tax rates in foreign jurisdictions. Any net tax benefit of these items is partially offset by changes in the valuation allowance against net operating loss carry forwards. A valuation allowance is recorded to the extent that it is more likely than not that some portion of the deferred tax assets will not be realized. Historically, the majority, if not all of the valuation allowance in the financial statements has been against the tax attributes in the United States. Therefore, the effective tax rate will continue to be directly impacted by the mix of earnings between the United States and foreign jurisdictions.

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

	June 30, 2005	March 31, 2005
Cash, cash equivalents and short-term investments	$134,537	$129,757
Working capital	$167,214	$156,411
Current ratio	7.00	6.84
Receivables days outstanding	50	52
Inventory turnover days	58	51

We believe that our financial condition remains strong. At June 30, 2005, cash equivalents and short-term investments totaled $134.5 million compared with $129.8 million at March 31, 2005. Our current ratio increased to 7.00 at June 30, 2005 from 6.84 at March 31, 2005. We have no debt and we expect to continue to generate cash from operations during fiscal 2006. Net cash provided by operating activities was $1.8 million for the three months ended June 30, 2005 compared with $3.4 million for the three months ended June 30, 2004.

Working capital sources of cash related primarily to increases in accounts payable and accrued liabilities, while these were more than offset by uses of cash due to the increase in accounts receivable and inventory balances. Accounts receivable increased by $2.7 million from March 31, 2005 to June 30, 2005, resulting from higher revenues during the period, while days sales outstanding (“DSO”) decreased slightly to 50 days at June 30, 2005 from 52 days at March 31, 2005. While DSO’s decreased during the quarter, this trend is unlikely to continue as we may extend payment terms to certain key customers, as we compete with the terms offered by our competition and as our key customers feel pressure from their own customers to provide more favorable payment terms. Also, as our customers become more established in China, we are becoming more comfortable with extending credit. Our credit policy is to offer credit to customers only after examination of their creditworthiness. Our payment terms range from cash in advance of shipment, to payment sixty days after shipment. For the three months ended June 30, 2005, our three largest customers accounted for 32% of revenue, compared with 31% for the three months ended June 30, 2004. Additionally, the top three customers accounted for 47% of accounts receivable at June 30, 2005 and 37% at March 31, 2005. Inventory levels increased by 22.4% from March 31, 2005 to $21.5 million, primarily resulting from the increased production to support future revenue growth. Average days of inventory on hand at June 30, 2005 increased to 58 days, compared to 51 days at March 31, 2005. The average inventory levels and inventory turns is impacted by a number of dynamic activities including the accuracy of customer forecasts, expected panel supplies, and pricing considerations. These activities are not necessarily an indication of what inventory turns might be in the future.

Net cash used in investing activities was $1.3 million during the three months ended June 30, 2005, compared with cash provided by investing activities of $28.9 million during the three months ended June 30, 2004. This decrease was primarily due to the maturity of short-term investments during the three months ended June 30, 2004.

Net cash provided by financing activities was $4.3 million for the three months ended June 30, 2005, and $1.2 million for the three months ended June 30, 2004. These represent funds received for the purchase of shares under the terms of our stock option plans.

Contractual Obligations

As of June 30, 2005, our principal commitments consisted of obligations outstanding under operating leases. These commitments include leases for two premises in the United States, located in San Jose and Alviso, California, two in China and one location in each of Canada, India, Japan, Singapore, South Korea and Taiwan. In addition, we have obligations under operating leases for equipment. The aggregate minimum annual payments required under our lease obligations, excluding expected sub-lease income, by fiscal year are as follows (in thousands):

	PAYMENTS DUE BY FISCAL YEAR
	TOTAL	2006	2007	2008	2009	2010
Operating Leases	$10,284	$4,058	$3,105	$1,533	$1,380	$208

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

Our historical revenues and operating results have varied significantly from quarter to quarter. Moreover, our operating results in some quarters may not meet the expectations of stock market analysts and investors, which may cause our stock price to decline. In addition to the factors discussed elsewhere in this “Risk Factors” section, a number of factors may cause our revenue to fall short of our expectations or cause fluctuations in our operating results, including:

•	Growth rate of the LCD monitor market, flat-panel television market and our other markets;

•	Customer inventory levels;

•	Our ability to make timely new product introductions and gain “design wins” with our customers;

•	Changes in the mix of products we sell;

•	Consumer demand for the displays into which our products are incorporated;

•	Increased competition and competitive pricing pressures;

•	Fluctuations in supply or demand for other components included in flat panel displays;

•	Supply of products from our third party suppliers;

•	Changes in product costs or manufacturing yields or available production capacity at our fabrication facilities;

•	The evolving and unpredictable nature of the markets for the display products that incorporate our products, especially the flat-panel television market; and

•	Costs and outcome of legal proceedings.

As a result of the fluctuation in our revenues and operating results, our stock price can be volatile, especially if our actual financial performance in a quarter deviates from the financial targets we set at the beginning of that quarter, or from market expectations.

We face intense competition and may not be able to compete effectively.

The markets in which we operate are intensely competitive and are characterized by technological change, evolving industry standards and rapidly declining average selling prices. We compete with both large and small companies, including ATI Technologies, Broadcom Corp., Intel Corp., LSI Logic Corp., Micronas Semiconductor Holding AG, Mediatek Corp., Mstar Semiconductor, Inc., Novatek Microelectronics, Philips Semiconductors, a division of Philips Electronics N.V., Pixelworks, Inc., Realtek Semiconductor Corp., Silicon Image, Inc., ST Microelectronics, Inc., Trident Microsystems, Inc., and Zoran Corporation. In addition, many of our current and potential customers have their own internally developed integrated circuit solutions, and may choose not to purchase solutions from third party suppliers like Genesis.

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

We must develop new products and enhance our existing products to react to rapid technological change and market demands.

We must develop new products and enhance our existing products with improved technologies to meet rapidly evolving customer requirements and industry standards. In addition, we are developing products for digital television, which is a nascent market and a new application for our display technology. We cannot assure you that we will be able to transition our current technology to meet the demands of the digital television market.

We need to design products for customers that continually require higher functionality at lower costs. We must, therefore, continue to add features to our products and to include all of these features on a single chip. The development process for these advancements is lengthy and will require us to accurately anticipate technological innovations and market trends. Developing and enhancing these products is time-consuming, costly and complex.

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

A loss of any of our major customers could have a significant impact on our business.

The markets for our products are highly concentrated. Our sales are derived from a limited number of customers. Sales to our largest five customers accounted for 49% of our revenues, and for our largest customer 13%, for the three months ended June 30, 2005. We expect that a small number of customers will continue to account for a large amount of our revenues. The decision by any large customer to decrease or cease using our products could harm our business. In addition, our customers sell to a limited number of original equipment manufacturers (OEMs). The decision by any large OEM to decrease or cease using our customer’s products could, in turn, cause our customer to decrease or cease buying from us. Most of our sales are made on the basis of purchase orders rather than long-term agreements so that any customer could cease purchasing products at any time without penalty.

Our success will depend on the growth of the market for flat panel televisions and LCD monitors.

Our ability to generate revenues will depend on the growth of the market for flat- panel televisions, LCD computer monitors, and digital televisions. Our continued growth will also depend upon emerging markets for consumer electronics markets such as HDTV and home theater. The potential size of these markets and the timing of their development are uncertain and will depend in particular upon:

•	A continued reduction in the costs of products in the respective markets,

•	The availability, at a reasonable price, of components required by such products (such as LCD panels), and

•	The emergence of competing technologies and standards.

These and other potential markets may not develop as expected, which would harm our business.

We must sell our current products in greater volumes, or introduce new products with improved margins.

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

Our sales are derived from a limited number of products. Five of our products accounted for 60% of our revenues for the three months ended June 30, 2005. There were no other products accounting for more than ten percent of our revenues. We expect that a small number of products will continue to account for a large amount of our revenues.

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

Intellectual property infringement suits brought against us or our customers may significantly harm our business

We have been defending claims brought against us by Silicon Image, Inc., alleging that certain of our products that contain digital receivers infringe various Silicon Image patent claims. On December 19, 2003, the court issued its amended final judgment in the proceeding, which such judgment we intend to appeal; see Part II: Other Information Item 1, “Legal Proceedings.” In addition, IP Innovation LLC has sued Dell Computer Corporation, Sony Electronics, Inc., and Matsushita Electric Corporation of America, alleging patent infringement by certain of those companies’ respective consumer and/or professional electronics products, including some that contain our display controller products. These lawsuits or any future patent infringement lawsuits could subject us to permanent injunctions preventing us from selling the accused products and/or cause us to incur significant costs, including defense costs, settlements and judgments. In addition, as a result of these lawsuits or any future patent infringement lawsuits, our existing customers may decide to stop buying our products, and prospective customers may be unwilling to buy our products.

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

Our products require licenses of third-party technology that may not be available to us on reasonable terms, or at all.

We license technology from third parties that is incorporated into our products. Future products or product enhancements may require additional third-party licenses, which may not be available to us on commercially reasonable terms, or at all. We also license third-party intellectual property in order to comply with display technology standards. For example, we signed the DVI Adopters Agreement and the HDMI Adopters Agreement in order to obtain a license to those standards. However, even though we licensed the DVI technology, Silicon Image, Inc., one of the promoters of the DVI standard, sued us for allegedly infringing certain DVI patents. If we are unable to obtain third-party licenses required to develop new products and product enhancements, or to comply with applicable standards, we could be at competitive disadvantage.

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

We are a defendant in a securities class action suit. In July 2005, the court granted Genesis’s motion to dismiss the case with prejudice, but the plaintiffs may appeal the court’s decision. We believe that we have meritorious defenses to the claims in the securities class action suit as well as adequate insurance coverage to cover any likely unfavorable outcome. However, this or any future securities class action suit could subject us to judgments in excess of our insurance coverage and could harm our business. In addition, this kind of lawsuit, regardless of its outcome, is likely to be time-consuming and expensive to resolve and may divert management time and resources.

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

We do not have our own fabrication facilities, assembly or testing operations. Instead, we rely on others to fabricate, assemble and test all of our products. Most of our products use silicon wafers manufactured by Taiwan Semiconductor Manufacturing Corporation, the loss of which could result in a material increase in the price we must pay for silicon wafers. Most of our products are fabricated by only one supplier. There are many risks associated with our dependence upon outside manufacturing, including:

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

Most of our outside foundries, third-party assembly and test subcontractors are located in Taiwan, which is an area susceptible to natural disasters. In addition, some of our significant customers are located in Taiwan. Damage caused by natural disasters in Taiwan may result in shortages of water or electricity or cause transportation difficulties that could limit the production capacity of our outside foundries or the ability of our subcontractors to provide assembly and test services. Any reduction in production capacity or the ability to provide assembly and test services could cause delays or shortages in our product supply, which would harm our business. Foundries located in Taiwan were responsible for most of our semiconductor product revenue for the quarter ended June 30, 2005. Sales to customers located in Taiwan were 12% of our revenue for the quarter ended June 30, 2005. If future natural disasters damage our customers’ facilities or equipment they could reduce their purchases of our products, which would harm our business. In addition, the operations of suppliers to our outside foundries and our Taiwanese customers could be disrupted by future natural disasters, which could in turn harm our business by resulting in shortages in our product supply or reduced purchases of our products. Political tensions between Taiwan and China expose our business to additional risk.

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

A large portion of our revenues will come from sales to customers outside of the United States, particularly to equipment manufacturers located in South Korea, China, Japan and Taiwan. For the three months ended June 30, 2005, sales to regions outside of the United States represented 96% of revenues. For that same period, sales to China and South Korea alone constituted 39% and 18%, respectively, of revenues. These sales are subject to numerous risks, including:

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

The Sarbanes-Oxley Act of 2002 and newly proposed or enacted rules and regulations of the Securities and Exchange Commission and the National Association of Securities Dealers impose new duties on us and our executives, directors, attorneys and independent registered public accountants. In order to comply with the Sarbanes-Oxley Act and such new rules and regulations, we have evaluated our internal controls systems to allow management to report on, and our independent auditors to attest to, our internal controls. As a result, we have incurred additional expenses for internal and outside legal, accounting and advisory services, which have increased our operating expenses and accordingly reduce our net income or increase our net losses. While we have met the requirements of Section 404 including the evaluation, documentation and testing of internal controls for the year ended March 31, 2005, we cannot be certain as to the future outcome of our testing and resulting remediation actions or the impact of the same on our operations. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements and we expect to continue to incur significant expenses in connection with this process. In the event that our chief executive officer, chief financial officer or independent registered public accounting firm determine in the future that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions may be adversely affected and could cause a decline in the market price of our stock. In addition, current regulatory standards are subject to change, and additional standards may be imposed.

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

We carry out a significant portion of our operations outside of the United States, primarily in Canada and in India and to a lesser extent China, Japan, South Korea, Singapore and Taiwan. Although virtually all of our revenues and costs of revenues are denominated in U.S. dollars, portions of our operating revenue and expenses are denominated in foreign currencies. Accordingly, our operating results are affected by changes in the exchange rate between the U.S. dollar and those currencies. Any future strengthening of those currencies against the U.S. dollar could negatively impact our operating results by increasing our operating expenses as measured in U.S. dollars. We do not currently engage in any hedging or other transactions intended to manage the risks relating to foreign currency exchange rate fluctuations, other than natural hedges that occur as a result of holding both assets and liabilities denominated in foreign currencies. We may, in the future, undertake hedging or other such transactions, if we determine it is necessary to offset exchange rate risks. Based on our overall currency rate exposure at June 30, 2005 and March 31, 2005, a near-term 10% appreciation or depreciation in the U.S. dollar relative to a pool of our foreign currencies would not have a material effect on our operating results or financial condition.

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

Our disclosure controls and procedures provide our Chief Executive Officer and Chief Financial Officer reasonable assurances that our disclosures will achieve their objectives. However, company management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or our internal controls will prevent all human error. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance that all control issues and instances of error, if any, within our company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated objectives under all potential future conditions.

Based on their evaluation as of the end of the period covered by the Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that material information relating to us, including consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In July 2003, the District Court issued a memorandum opinion, followed by a final judgment in August 2003 and an amended final judgment in December 2003. In its opinion, the District Court ruled that Genesis and Silicon Image have settled their disputes based on a Memorandum of Understanding, or MOU, signed on December 18, 2002. The District Court’s opinion states that the MOU is a binding settlement agreement and that Genesis will pay Silicon Image a monetary settlement, license fee and running royalties on all DVI and HDMI products. We have been reserving the estimated amounts payable to Silicon Image pursuant to the District Court’s judgment regarding the MOU, beginning in the year ended March 31, 2003. A portion of this estimated reserve was paid to into an escrow pursuant to a court order. These amounts have been accounted for as reductions of the related liability. In July 2005, the District Court dismissed the case with prejudice. Genesis intends to appeal the District Court’s opinion.

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

Genesis also filed a similar patent infringement complaint against MRT, Trumpion and Mstar Semiconductor, Inc. (“Mstar”) in the U.S. International Trade Commission (“ITC”). In August 2004, the ITC determined that Mstar, MRT and Trumpion infringe Genesis’s patent, and issued an exclusion order preventing the importation of Mstar, MRT and Trumpion’s display controllers into the United States, as well as LCD monitors and boards containing these products. In December 2004, Mstar filed an appeal of the exclusion order and related ITC rulings to the Federal Circuit Court of Appeals. MRT and Trumpion did not appeal.

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

Securities Class Action Litigation

In November 2002, a putative securities class action captioned Kuehbeck v. Genesis Microchip et al., Civil Action No. 02-CV-05344, was filed against Genesis, former Chief Executive Officer Amnon Fisher, and former Interim Chief Executive Officer

Eric Erdman, and amended in July 2003 to include Executive Vice President Anders Frisk (collectively the “Individual Defendants”) in the United States District Court for the Northern District of California. The complaint alleges violations of Section 10(b) of the Securities and Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder against Genesis and the Individual Defendants, and violations of Section 20(a) of the Exchange Act against the Individual Defendants. The complaint seeks unspecified damages on behalf of a purported class of purchasers of Genesis’s common stock between April 29, 2002 and June 14, 2002. In July 2005, the court granted Genesis’s motion to dismiss the case, with prejudice, but plaintiffs may appeal this decision. The future financial impact of this claim is not yet determinable and no provision has been made in our consolidated financial statements for any future costs associated with this claim.

An unfavorable resolution of any of these lawsuits could have a material adverse effect on Genesis’s business, results of operations or financial condition.

We are not a party to any other material legal proceedings.

ITEM 5. OTHER INFORMATION

The Company’s 2005 Annual Meeting of Stockholders will be held on September 13, 2005, which is more than 30 days before the date of last year’s meeting, which was held on November 3, 2004. For more information regarding our 2005 Annual Meeting of Stockholders, please refer to our Proxy Statement dated July 28, 2005.

ITEM 6. EXHIBITS

(a)	Exhibits

Exhibit Number	Exhibit Description
2.1(1)	Agreement and Plan of Merger and Reorganization, dated as of September 27, 2001, by and between Genesis Microchip Incorporated and Sage, Inc.

2.2(1)	Share Exchange and Arrangement Agreement and Plan of Arrangement by and among the Registrant, Genesis Microchip Nova Scotia Corp., and Genesis Microchip Incorporated.

2.3(2)	Agreement and Plan of Merger, dated as of March 17, 2003, among Genesis Microchip Inc., Display Acquisition Corporation and Pixelworks, Inc. (with Forms of Voting Agreements).

3.1(1)	Certificate of Incorporation of the Registrant.

3.2(3)	Amended and Restated Bylaws of the Registrant.

3.3(4)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.

4.1(1)	Form of Common Stock Certificate of the Registrant.

4.2(4)	Preferred Stock Rights Agreement, dated as of June 27, 2002, between the Registrant and Mellon Investor Services, L.L.C., as amended on March 16, 2003.

10.1(5)	Agreement, dated January 20, 1997, between Yves Faroudja and Faroudja Laboratories, Inc.

10.2	[Intentionally omitted]

10.3(6)*	Offer of employment to James E. Donegan dated June 25, 2002.

10.4(6)*	Settlement Agreement and Release with Amnon Fisher.

10.5(9)*	Offer Letter of Employment with Anders Frisk, dated February 15, 2000.

10.6(9)*	Offer Letter of Employment with Matthew Ready, dated April 12, 2000.

10.7(9)*	Offer Letter of Employment from Paradise Electronics, Inc. to Mohammad Tafazzoli, dated February 17, 1998.

10.8(7)*	Form of Change of Control Severance Agreement (as entered into between Genesis and, among others, each of Anders Frisk, Raphael Mehrbians, Tzayao Chan, and Mohammad Tafazzoli).

10.9(9)*	Separation Agreement and Release with Chandrashekar Reddy.

10.10(9)*	Consulting Agreement with Chandrashekar Reddy.

10.11(8)*	1987 Stock Option Plan.

10.12(8)*	1997 Employee Stock Option Plan.

10.13(9)*	1997 Employee Stock Purchase Plan, as last amended on September 17, 2002.

10.14(8)*	1997 Non-Employee Stock Option Plan.

10.15(8)*	2000 Nonstatutory Stock Option Plan.

10.16(8)*	2001 Nonstatutory Stock Option Plan.

10.17(8)*	Paradise Electronics, Inc. 1997 Employee Stock Option Plan.

10.18(8)*	Sage, Inc. Second Amended and Restated 1997 Stock Plan.

10.19(9)*	2001 Employee Stock Purchase Loan Plan (for non-officers).

10.20(9)	Lease Termination Agreement with 1601 McCarthy Boulevard, L.L.C. regarding premises located in Milpitas, California.

10.21(12) *	Settlement Agreement and Release with James E. Donegan.

10.22(10)	Termination and Release Agreement, dated as of August 5, 2003, among Genesis Microchip Inc., Display Acquisition Corporation and Pixelworks, Inc.

10.23(11) *	Offer Letter with Michael Healy.

10.24(11) *	Change of Control Severance Agreement with Michael Healy.

10.25(11)	Option Exchange Agreement with Raphael Mehrbians.

10.26(14) *	Interim CEO Employment Agreement with Eric Erdman.

10.27(14)	Form of director and officer indemnification agreement.

10.28(13) *	2003 Stock Plan.

10.29(15) *	Form of 2000 Nonstatutory Stock Option Plan Stock Option Agreement with Nonemployee Directors

10.30(15) *	Form of 2000 Nonstatutory Stock Option Plan International Stock Option Agreement

10.31(15) *	Form of 2000 Nonstatutory Stock Option Plan Stock Option Agreement for China

10.32(16) *	Amendment No.1 to Separation Agreement and Release with Chandrashekar Reddy, dated November 10, 2004.

10.33(17) *	Offer Letter of Employment with Elias Antoun, dated November 10, 2004.

10.34(18) *	Change in Control Severance Agreement with Elias Antoun, dated November 29, 2004.

10.35(19) *	Separation Agreement and Release with Eric Erdman, dated December 3, 2004.

10.36(19) *	Consulting Agreement with Eric Erdman, dated December 3, 2004.

10.37(20) *	Separation Agreement and Release with Young Ahn, dated December 28, 2004.

21(9)	Subsidiaries.

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-72202) filed with the Securities and Exchange Commission on October 25, 2001, as amended.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2003.
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 1, 2002, as amended.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A12G filed with the Securities and Exchange Commission on August 5, 2002, as amended by the Registrant’s Statement on Form 8-12G/A filed with the Securities and Exchange Commission on March 31, 2003.

(5)	Incorporated by reference to Faroudja Laboratories, Inc.’s Form S-1 (File No. 333-32375) filed with the Securities and Exchange Commission on July 30, 1997, as amended.
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002.
(7)	Incorporated by reference to Registration Statement on Form S-4 filed by Pixelworks, Inc. with the Securities and Exchange Commission on April 18, 2003, as amended.
(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Securities Exchange Commission on February 21, 2002.
(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities Exchange Commission on June 20, 2003.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on August 6, 2003.
(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on February 13, 2004.
(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A filed with the Securities Exchange Commission on July 29, 2003.
(13)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Securities Exchange Commission on October 15, 2003.
(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities Exchange Commission on June 10, 2004.
(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on November 9, 2004.
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on November 15, 2004.
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on November 19, 2004.
(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on December 3, 2004.
(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on December 8, 2004.
(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on January 3, 2005.
*	Identifies a management contract or compensatory plan of arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENESIS MICROCHIP INC.

By:	/s/ MICHAEL E. HEALY
Michael E. Healy
Chief Financial Officer
(Authorized Officer to sign on behalf of Registrant & Principal Financial Officer)

Date: August 8, 2005