Form 10-Q
period 2005-09-30
GENESIS MICROCHIP INC /DE
filed 2005-11-08
CIK 1161396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

There were 35,339,781 shares of the registrant’s common shares issued and outstanding as of September 30, 2005.

GENESIS MICROCHIP INC.

FORM 10-Q

THREE MONTHS ENDED SEPTEMBER 30, 2005

*	No information has been provided because this item is not applicable.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

GENESIS MICROCHIP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share amounts)

	September 30, 2005	March 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$149,368	$129,757
Short-term investments	10,002	—
Accounts receivable trade, net of allowance for doubtful accounts of $608 at September 30 and $204 at March 31	39,914	30,310
Inventories	29,432	17,557
Prepaids and other	5,735	5,583

Total current assets	234,451	183,207
Property and equipment	15,636	15,987
Intangible assets	12,139	17,265
Goodwill	181,981	181,981
Deferred income taxes	13,113	14,056
Other	4,402	3,796

Total assets	$461,722	$416,292

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,958	$12,044
Accrued liabilities	17,338	11,634
Income taxes payable	1,789	3,118

Total current liabilities	37,085	26,796
Stockholders’ equity:
Capital stock:
Preferred stock:
Authorized – 5,000 preferred shares, $0.001 par value
Issued and outstanding - none at September 30 and at March 31
Common stock:
Authorized - 100,000 common shares, $0.001 par value
Issued and outstanding – 35,340 shares at September 30 and 33,479 shares at March 31	35	33
Additional paid-in capital	428,888	405,323
Cumulative other comprehensive loss	(94)	(94)
Deferred stock-based compensation	—	(232)
Deficit	(4,192)	(15,534)

Total stockholders’ equity	424,637	389,496

Total liabilities and stockholders’ equity	$461,722	$416,292

See accompanying notes to condensed consolidated financial statements.

GENESIS MICROCHIP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30		Six Months Ended September 30
	2005	2004	2005	2004
Revenues	$74,854	$50,078	$134,679	$102,924
Cost of revenues (1)	40,049	28,818	73,743	60,507

Gross profit	34,805	21,260	60,936	42,417

Operating expenses:
Research and development (2)	10,813	9,727	21,046	19,348
Selling, general and administrative (3)	12,092	9,946	22,845	20,714
Amortization of acquired intangibles	2,654	2,654	5,308	5,308

Total operating expenses	25,559	22,327	49,199	45,370

Income (loss) from operations	9,246	(1,067)	11,737	(2,953)

Interest income	1,067	407	1,977	719

Income (loss) before income taxes	10,313	(660)	13,714	(2,234)
Provision for (recovery of) income taxes	1,032	(346)	2,372	(631)

Net income (loss)	9,281	$(314)	$11,342	$(1,603)

Earnings (loss) per share:
Basic	$0.27	$(0.01)	$0.33	$(0.05)
Diluted	$0.25	$(0.01)	$0.31	$(0.05)

Weighted average number of common shares outstanding:
Basic	34,826	33,030	34,239	32,878
Diluted	37,534	33,030	36,413	32,878

(1) Amount excludes amortization of acquired developed technology included in amortization of acquired intangibles	$1,925	$1,925	$3,850	$3,850
(2) Amount includes stock-based compensation expense	$37	$438	$179	$1,197
(3) Amount includes stock-based compensation expense	$10	$139	$112	$400

See accompanying notes to condensed consolidated financial statements.

GENESIS MICROCHIP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended September 30
	2005	2004
Cash flows from (used in) operating activities:
Net income (loss)	$11,342	$(1,603)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	3,517	3,442
Amortization of intangible assets	5,308	5,308
Stock-based compensation	291	1,597
Deferred income taxes	943	(2,397)
Prepaids and other	453	301
Change in operating assets and liabilities, net of amounts acquired:
Accounts receivable trade	(9,604)	(5,006)
Inventories	(11,875)	1,276
Other	(152)	17
Accounts payable	5,914	(5,062)
Accrued liabilities	5,704	1,053
Income taxes payable	(1,329)	1,986

Net cash from operating activities	10,512	912
Cash flows from (used in) investing activities:
Purchase of short-term investments	(10,002)	(82,726)
Proceeds on sales and maturities of short-term investments	—	165,051
Additions to property and equipment	(2,831)	(3,035)
Other	(1,576)	(2,157)

Net cash from (used in) investing activities	(14,409)	77,133
Cash flows from financing activities:
Proceeds from issue of common stock	23,508	3,345

Net cash provided by financing activities	23,508	3,345

Increase in cash and cash equivalents	19,611	81,390
Cash and cash equivalents, beginning of period	129,757	19,241

Cash and cash equivalents, end of period	$149,368	$100,631

See accompanying notes to condensed consolidated financial statements.

GENESIS MICROCHIP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of presentation

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”) and according to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Consequently, they do not include all of the information and footnotes required by GAAP for a complete set of annual financial statements. These condensed financial statements should be read in conjunction with our financial statements and notes thereto for the year ended March 31, 2005 that are included in our most recent Annual Report on Form 10-K/A filed with the Securities and Exchange Commission. We believe that the accompanying financial statements reflect all adjustments, consisting solely of normal, recurring adjustments, that are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the period ended September 30, 2005 are not necessarily indicative of the results to be expected for the full fiscal year or for any other period.

Beginning with the three month period ended June 30, 2005, we changed the method in which certain costs are allocated to research and development expenses and selling, general and administrative expenses. We believe that the current allocation method more appropriately reflects the nature of these expenses and the services to which they relate. The condensed consolidated statement of operations for the three months and six months ended September 30, 2004 have been reclassified in order to present comparable statements for the two periods. The restatement has no effect on total operating expenses or net income (loss).

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

Stock-based compensation expense resulting from the issuance of options to non-employees is recognized as services are performed and the options are earned. Genesis applies the fair value method of FASB’s SFAS 123, “Accounting for Stock-based Compensation”, for valuing options granted to non-employees.

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

	Three Months Ended September 30		Six Months Ended September 30
	2005	2004	2005	2004
Stock Option Plans:
Risk-free interest rates	4.2%	3.3%	4.2%	3.3%
Volatility	83%	102%	83%	102%

Expected life in years	4.25	5	4.25	5

Employee Stock Purchase Plans:
Risk-free interest rates	3.9%	2.0%	3.9%	2.0%
Volatility	83%	102%	83%	102%
Expected life in years	1.25	1.25	1.25	1.25

The weighted average fair values of options granted during the six months ended September 30, 2005 and September 30, 2004 were $ 12.75 and $ 7.74 respectively.

Had compensation expense been determined based on the fair value of awards at the grant dates in accordance with the methodology prescribed in SFAS 123, Genesis’ net income (loss) and earnings (loss) per share for the three months ended September 30, 2005 and September 30, 2004 would approximate the pro forma disclosure as follows (in thousands, except per share amounts):

	Three Months Ended September 30		Six Months Ended September 30
	2005	2004	2005	2004
Net income (loss) attributable to common stockholders:
As reported	$9,281	$(314)	$11,342	$(1,603)
Stock compensation, as reported	47	577	291	1,597
Stock compensation, under SFAS 123	(5,385)	(6,088)	(11,269)	(11,422)

Pro forma	$3,943	$(5,825)	$364	$(11,428)

Basic earnings (loss) per share:
As reported	$0.27	$(0.01)	$0.33	$(0.05)
Pro forma	$0.11	$(0.17)	$0.01	$(0.34)

Diluted earnings (loss) per share:
As reported	$0.25	$(0.01)	$0.31	$(0.05)
Pro forma	$0.11	$(0.17)	$0.01	$(0.34)

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

	Three Months Ended September 30		Six Months Ended September 30
	2005	2004	2005	2004
Numerator for basic and diluted earnings (loss) per share:
Net income (loss)	$9,281	$(314)	$11,342	$(1,603)

Denominator for basic earnings (loss) per share:
Weighted average common shares	34,826	33,030	34,239	32,878

Basic earnings (loss) per share:	$0.27	$(0.01)	$0.33	$(0.05)

Denominator for diluted earnings (loss) per share:
Weighted average common shares	34,826	33,030	34,239	32,878
Stock options and warrants	2,708	—	2,174	—

Shares used in computing diluted earnings (loss) per share	37,534	33,030	36,413	32,878

Diluted earnings (loss) per share:	$0.25	$(0.01)	$0.31	$(0.05)

Anti-dilutive potential common shares excluded from above calculation	4,956	8,304	5,954	7,831

Had we been profitable during the three and six months ended September 30, 2004, the weighted average number of shares outstanding for purposes of calculating diluted earnings per share would have been increased by 828,000 and 1,128,000 respectively.

4. Segmented information

Market information

Genesis operates and tracks its results in one operating segment. Genesis designs, develops and markets integrated circuits that manipulate and process digital video and graphic images. The target market is the advanced display market including LCD monitors and flat-panel televisions.

Geographic information

Geographic revenue information is based on the shipment destination. Long-lived assets include property and equipment, as well as intangible assets and goodwill. Property and equipment information is based on the physical location of the asset while the intangible assets are based on the location of the owning entity. Revenues from unaffiliated customers by geographic region were as follows (in thousands):

	Three Months Ended September 30		Six Months Ended September 30
	2005	2004	2005	2004
United States	$509	$2,255	$2,709	$4,114
China	33,672	18,913	59,219	43,157
Europe	8,847	3,006	13,128	6,566
Japan	8,250	3,580	14,479	7,165
South Korea	14,591	12,487	25,551	23,968
Taiwan	5,779	8,498	13,100	15,249
Rest of world	3,206	1,339	6,493	2,705

	$74,854	$50,078	$134,679	$102,924

Net long-lived assets by country were as follows (in thousands):

	September 30, 2005	March 31, 2005
United States	$201,135	$206,728
Rest of world	8,621	8,505

	$209,756	$215,233

Customer concentration information

The following table shows the percentage of our revenues in each period that was derived from customers who individually accounted for more than 10% of revenues in that period:

	Three Months Ended		Six Months Ended
	September 30		September 30
	2005	2004	2005	2004
Customer A	16%	11%	15%	10%
Customer B	12%	—	11%	—
Customer C	11%	13%	10%	11%
Customer D	10%	—	—	—

The following table shows customers accounting for more than 10% of accounts receivable trade at September 30, 2005 and March 31, 2005:

	September 30, 2005	March 31, 2005
Customer 1	27.2%	29%
Customer 2	16.3%	—
Customer 3	13.6%	—

Supplier arrangements

Genesis subcontracts portions of its semiconductor manufacturing from several suppliers and, for the vast majority of products, no single production process for any single product is performed by more than one supplier. Should our wafer supplier or any of Genesis’ packaging or testing subcontractors cease to be available, management believes that this would have a material adverse effect on Genesis’ business, financial condition and results of operations. Genesis has no guarantee of minimum capacity from its suppliers, long term pricing agreements, and is not liable for any significant minimum purchase commitments.

5. Inventories

Inventories consist of the following (in thousands):

	September 30, 2005	March 31, 2005
Finished goods	$15,638	$11,156
Work-in-process	16,125	9,355

	31,763	20,511
Less: Inventory reserve	(2,331)	(2,954)

	$29,432	$17,557

The following table presents a roll forward of the inventory obsolescence reserve for the indicated periods (in thousands):

	Three Months Ended September 30		Six Months Ended September 30
	2005	2004	2005	2004
Balance at beginning of period	$2,664	$2,879	$2,954	$3,243
Increase (decrease) to cost of revenues	(47)	849	(337)	807
Charge offs	(286)	(30)	(286)	(292)

Balance at end of period	$2,331	$3,758	$2,331	$3,758

6. Product warranty

Genesis accrues the estimated future cost of replacing faulty product under the provisions of its warranty agreements as an increase to cost of revenues. Product warranties typically cover a one-year period from the date of delivery to the customer. Management estimates the accrual based on known product failures (if any), historical experience, and other currently available evidence. The following table presents a roll forward of the product warranty reserve for the indicated periods (in thousands):

	Three Months Ended September 30		Six Months Ended September 30
	2005	2004	2005	2004
Balance at beginning of period	$100	$236	$230	$200
Increase to provision	97	60	3	117
Charge offs	(24)	(96)	(60)	(117)

Balance at end of period	$173	$200	$173	$200

7. Intangible assets

Intangible assets consist of the following:

	September 30, 2005			March 31, 2005
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Acquired technology	$47,100	$37,730	$9,370	$47,100	$32,489	$14,611
Patents	3,556	825	2,731	3,235	685	2,550
Other	500	462	38	500	396	104

Total	$51,156	$39,017	$12,139	$50,835	$33,570	$17,265

Estimated future intangible assets amortization expense, based on current balances, as of September 30, 2005 is as follows:

For the fiscal year ended:	September 30
2006	$5,417
2007	1,952
2008	1,929
2009	1,019
2010	175
Thereafter	1,646

Total	$12,139

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

In July 2003, the District Court issued a memorandum opinion, followed by a final judgment in August 2003 and an amended final judgment in December 2003. In its opinion, the District Court ruled that Genesis and Silicon Image have settled their disputes based on a Memorandum of Understanding, or MOU, signed on December 18, 2002. The District Court’s opinion states that the MOU is a binding settlement agreement and that Genesis will pay Silicon Image a monetary settlement, license fee and running royalties on all DVI and HDMI products. We have been reserving the estimated amounts payable to Silicon Image pursuant to the District Court’s judgment regarding the MOU, beginning in the year ended March 31, 2003. A portion of this estimated reserve was paid into an escrow account pursuant to a court order. These amounts have been accounted for as reductions of the related liability. In July 2005, the District Court dismissed the case with prejudice. In August 2005, Genesis filed a notice of appeal to the Federal Circuit Court of Appeals. The District Court stayed its judgment pending the resolution of Genesis’ appeal.

The future financial impact arising from any appeal or other legal actions related to the dispute is not yet determinable and no other provision has been made in our consolidated financial statements for any future costs associated with this claim.

MRT, Trumpion and Mstar Litigation

In March 2002, Genesis filed a patent infringement lawsuit against Media Reality Technologies, Inc. (“MRT”), SmartASIC Inc., and Trumpion Microelectronics, Inc. (“Trumpion”) in the United States District Court for the Northern District of California. The complaint alleges that the defendants’ display controllers infringe various claims of a Genesis U.S. patent. Genesis sought monetary damages and a permanent injunction that bars the defendants from making, using, importing, offering to sell, or selling the allegedly infringing products in the United States. In January 2003, Genesis announced a settlement of its litigation against SmartASIC Inc. MRT also asserted counterclaims against Genesis, alleging trade secret misappropriation, interference with economic advantage, and unfair practices and competition. In June 2005, as part of a settlement of the litigation, Trumpion consented to a stipulated judgment admitting its infringement of Genesis’s patent. In September 2005, the court issued a permanent injunction against MRT, granted Genesis’s motion for damages and dismissed of all MRT’s counterclaims against Genesis.

Genesis also filed a similar patent infringement complaint against MRT, Trumpion and Mstar Semiconductor, Inc. (“Mstar”) in the U.S. International Trade Commission (“ITC”). In August 2004, the ITC determined that Mstar, MRT and Trumpion infringe Genesis’s patent, and issued an exclusion order preventing the importation of Mstar, MRT and Trumpion’s infringing display controllers into the United States, as well as LCD monitors and boards containing these products. In December 2004, Mstar filed an appeal of the exclusion order and related ITC rulings to the Federal Circuit Court of Appeals. MRT and Trumpion did not appeal. U.S. Customs has indicated it does not have sufficient evidence at present to apply the exclusion order to MStar’s Tsunami (or TSU) products. Genesis believes that the TSU products are subject to the exclusion order, and Genesis is providing additional information to U.S. Customs relevant to the exclusion order and the TSU products.

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

Securities Class Action Litigation

In November 2002, a putative securities class action captioned Kuehbeck v. Genesis Microchip et al., Civil Action No. 02-CV-05344, was filed against Genesis, former Chief Executive Officer Amnon Fisher, and former Interim Chief Executive Officer Eric Erdman, and amended in July 2003 to include Executive Vice President Anders Frisk (collectively the “Individual Defendants”) in the United States District Court for the Northern District of California. The complaint alleges violations of Section 10(b) of the Securities and Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder against Genesis and the Individual Defendants, and violations of Section 20(a) of the Exchange Act against the Individual Defendants. The complaint seeks unspecified damages on behalf of a purported class of purchasers of Genesis’s common stock between April 29, 2002 and June 14, 2002. In July 2005, the court granted Genesis’s motion to dismiss the case, with prejudice. Plaintiffs have filed a notice of appeal to the Ninth Circuit Court of Appeals. The future financial impact of this claim is not yet determinable and no provision has been made in our consolidated financial statements for any future costs associated with this claim.

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

Excess tax benefits, as defined by SFAS 123R, will be recognized as an addition to paid-in-capital. Cash retained as a result of those excess tax benefits will be presented in the statement of cash flows as financing cash inflows. Currently, they are classified as operating cash flows. The write-off of deferred tax assets relating to unrealized tax benefits associated with recognized compensation cost will be recognized as income tax expense unless there are excess tax benefits from previous awards remaining in paid-in capital to which it can be offset.

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

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a general discussion of our target markets, the nature of our products, and some of the business issues we are facing as a company. Next, we address the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then discuss our Results of Operations for the three and six month periods ended September 30, 2005 and the three and six month periods September 30, 2004, and corresponding quarterly information within those quarters as viewed through the eyes of Management. Lastly, we provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments. This MD&A should be read in conjunction with the other sections of this Quarterly Report on Form 10-Q.

OVERVIEW

Our Markets

We develop and market image and video processing solutions. We design, develop and market integrated circuits that receive and process digital video and graphic images. We also supply reference boards and designs that incorporate our software and proprietary integrated circuits, or chips. Our products are primarily used in liquid crystal displays (“LCDs”). These displays may be used in desktop monitor applications. Our products are also used in other types of display devices, including LCD TVs, Plasma TVs, Rear Projection TVs, and Digital CRT TVs.

We generate the majority of our revenue by selling our image-processing solutions to the manufacturers of LCD monitors and television sets. We outsource the manufacturing of our products to large semiconductor manufacturers, thereby eliminating the need for capital-intensive plant and equipment. Our targeted long-term gross profit percentage is in the 42% to 45% range. Our most significant cash operating expense is labor, with our workforce employed in research and development of new products and technologies and in marketing, sales, customer support, and distribution of our products.

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

While we primarily market and sell our integrated circuits directly to manufacturers, we have sold finished systems, primarily to the high-end home theater market, under the Faroudja brand. These products were generally sold through specialty retail channels and represented a very small portion of our overall revenue (less than 2.5% of revenue for the fiscal year ended March 31, 2005). During the quarter ended June 30, 2005, we entered into a strategic alliance with Meridian Audio Limited that gives Meridian the right to manufacture and distribute Genesis’ Faroudja home theater solutions, and to promote the Faroudja brand, on a worldwide basis as part of Meridian’s product portfolio. These products will be marketed and distributed through Meridian’s global distribution network. While Genesis will continue to develop advanced Faroudja algorithms for integration into its integrated circuit (“IC”) products, it has discontinued the manufacture and sale of its home theater systems.

Sales to distributors comprised approximately 20% of revenues for the quarter ended September 30, 2005; this percentage is expected to increase, especially as sales volumes increase in China and Japan, where our use of distributors is more prevalent. We are also using distributor relationships to enable us to increase our market penetration of smaller customers with minimal incremental direct customer support.

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

Revenue Recognition

Genesis recognizes revenue from semiconductor product sales to customers when a contract is established, the price is determined, shipment is made and collectability is reasonably assured. Product sales to distributors may be subject to a right of return on termination of the distributor relationship. Revenue, and related cost of revenues from sales to distributors, are deferred until the distributors resell the product, verified by point-of-sale reports. At the time of shipment to distributors, we record a trade receivable for the selling price, relieve inventory of the value of the product shipped and record the gross margin as a component of accrued liabilities on our consolidated balance sheet. In certain circumstances, where orders are placed with non-cancelable/non-return terms we recognize revenue upon shipment. Reserves for sales returns and allowances are recorded at the time of recognizing revenue. To date we have not experienced significant product returns.

Manufacturing and Supply

We generally need to place purchase orders for products before we receive purchase orders from our customers. This is because production lead times for silicon wafers, from which our products are manufactured, can be as long as three months, while many of our customers place orders only one month or less in advance of their requested delivery date. We have agreements with suppliers in Asia such that we are dependent on the suppliers’ manufacturing yields. We continue to look at alternative sources of supply to reduce our reliance on key suppliers and reduce lead times, though dual sourcing for specific products is more costly in terms of set-up and yields are typically lower as each manufacturing supplier ramps up production. While we have frequent communication with significant customers to review their requirements, we are restricted in our ability to react to fluctuations in demand for our products and this exposes us to the risk of having either too much or not enough of a particular product. We regularly evaluate the carrying value of inventory held. For the three months ended September 30, 2005, we recorded net recoveries totaling approximately $50,000, where sales of previously reserved inventory more than offset new reserves against inventory for which we did not foresee sufficient demand to support the carrying value. An example of this would be where certain customers transitioned to next generation products more quickly than previously anticipated.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

•	We record estimated reductions to revenue for customer returns based on historical experience. A customer has a right to return products only if the product is faulty, although in certain circumstances we agree to accept returns if replacement orders are placed for other products or to maintain our business relationship. If actual customer returns increase, we may be required to recognize additional reductions to revenue.

•	We record the estimated future cost of replacing faulty product as an increase to cost of revenues. To date we have not experienced significant returns related to quality. If returns increase as a result of changes in product quality, we may be required to recognize additional warranty expense.

•	We maintain allowances for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We have not suffered any significant loss in this area.

•	We provide for valuation reserves against our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those we project, additional inventory valuation reserves may be required.

•	We provide for costs associated with settling litigation when we believe that we have a reasonable basis for estimating those costs. If actual costs associated with settling litigation differ from our estimates, we may be required to recognize additional costs.

•	Goodwill, which represents the excess of cost over the fair value of net assets acquired in business combinations, is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the goodwill might be impaired. The impairment tests are performed in accordance with FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. Accordingly, an impairment loss is recognized to the extent that the carrying amount of goodwill exceeds its implied fair value. This determination is made at the reporting unit level. We have assigned all goodwill to a single, enterprise-level reporting unit. The impairment test consists of two steps. First, we determine the fair value of the reporting unit. The fair value is then compared to its carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation in accordance with FASB Statement of Financial Accounting Standards No. 141, “Business Combinations”. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. We perform our annual impairment test on January 1st of each year. We did not record any goodwill impairment charges in the six months ended September 30, 2005, or during fiscal 2005 or 2004. Goodwill balances may also be affected by changes in other estimates made at the time of acquisitions.

•	We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. Should we determine that we will not be able to realize all or part of our gross deferred tax asset, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. In making this determination, we project taxable income by jurisdiction for the next three years based on market assumptions and company plans, and other jurisdictional history.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005

REVENUE AND GROSS PROFIT

The following table shows unaudited statement of operations data for the three months ended September 30, 2005 and September 30, 2004 (in thousands):

	Three months ended September 30
	2005	2004
Total revenue	$74,854	$50,078
Gross profit	34,805	21,260
Gross profit percentage	46.5%	42.5%

Revenue by geography:
United States	$509	$2,255

China	33,672	18,913
Europe	8,847	3,006
Japan	8,250	3,580
South Korea	14,591	12,487
Taiwan	5,779	8,498
Rest of world	3,206	1,339

Total revenue	$74,854	$50,078

Total Revenues

Revenues for the three months ended September 30, 2005 increased by 49.5% to $74.9 million from $50.1 million for the three months ended September 30, 2004, primarily due to higher unit shipments. Total unit shipments increased by 43.9%, while average selling prices (“ASP”) on a consolidated basis increased 4% when compared to the three months ended September 30, 2004, primarily due to the increasing proportion of TV controllers as a percentage of total revenue.

The majority of our shipments continued to be to customers located in Asia. Shipments into Japan increased as the advanced television market maintained significant growth, and shipments to China increased as customers continue to manufacture more significant volumes in that country. Shipments to Europe increased due to increased sales of TV controllers needed to support the growing European Flat Panel TV market, while shipments into the United States decreased primarily due to the sale of the Faroudja box business, as discussed earlier.

Since both monitor and television display devices can use the same Genesis chip, we do not always know which application our chip is being used in. However, we estimate that units shipped into the LCD monitor market increased by 28.4% while shipments into the TV/video market increased by more than 100% on a year over year basis. In fact, we estimate that the year over year increase in shipments of flat-panel TV controller products increased by more than 125%, resulting from the overall market demand increase for flat-panel televisions On a product basis, ASP’s were flat in the monitor market, where higher ASPs for multi-function monitor controllers offset ASP declines in entry level monitors. ASP’s decreased 9% in the TV/video market, a trend that is expected to continue as the market grows and production volumes increase.

Revenues from shipments into displays with video capability, such as LCD television, continue to become a larger proportion of total revenue. During the three months ended September 30, 2005, we estimate that approximately 57% of total revenue was from consumer TV/video related products, compared with 49% for the three months ended September 30, 2004. We expect strong competition in all sectors of the market to continue. We experienced sequential ASP declines of only 2% in our monitor products on a part for part basis from the June quarter. As for higher-end display controllers with TV/video capability, we still believe there remains considerable opportunity to add features and reduce system cost through further integration.

In addition to revenue from shipments of display controllers, we continue to generate limited revenues from licensing of our patented technology to third parties in connection with our favorable final determination in the ITC case.

Gross Profit

Gross profit for the three months ended September 30, 2005 increased to $34.8 million from $21.3 million for the three months ended September 30, 2004. As a percentage of revenues, gross profit represented 46.5% of revenues for the three months ended September 30, 2005, compared with 42.5% for the three months ended September 30, 2004. The improvement in gross margin percentage is attributable to improvements in production yields, lower product costs, and an increased volume of higher margin TV/video products sold.

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

	Three months ended
	September 30, 2005		September 30, 2004
	$000	% of Revenue	$000	% of Revenue
Research and development	$10,776	14.4%	$9,289	18.5%
Selling, general and administrative	12,082	16.1%	9,807	19.6%
Amortization of acquired intangibles	2,654	3.5%	2,654	5.3%
Stock-based compensation	47	0.1%	577	1.2%

Total operating expenses	$25,559	34.1%	$22,327	44.6%

Research and Development

Research and development expenses include costs associated with research and development personnel, development tools, hardware and software licenses, and prototyping. We changed our allocation methodology on a go forward basis, beginning with the three month period ended June 30, 2005. In order to more appropriately classify expenses consistent with their activity, we have retroactively re-classified certain expenses that were previously classified in the selling, general and administrative expenses to research and development expenses. The reclassification is primarily related to costs associated with our application engineers whose work is more related to product development activities which are included in research and development activities. The impact of this reclassification was to increase research and development expense and reduce selling, general and administrative expenses by approximately $1.6 million in the three months ended September 30, 2005 and by approximately $1.3 million for the three months ended September 30, 2004. We have reclassified these expenses for the prior period presented in our financial statements for comparability.

Research and development expenses for the three months ended September 30, 2005 were $10.8 million, compared with $9.3 million in the three months ended September 30, 2004. This 16% increase was primarily due to higher labor-related costs as we continued to invest more heavily in the research and development of technologies addressing the television and video markets, especially in the development of our digital TV technology, and an increase in compensation costs due to higher revenue and profitability.

These expenses represented 14.4% of revenues in the three months ended September 30, 2005, and 18.5% in the three months ended September 30, 2004.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended September 30, 2005, after the change in presentation described above, were $12.1 million, compared with $9.8 million in the three months ended September 30, 2004. The increase related to additional headcount, higher compensation related costs due to higher revenue and profitability, and higher professional fees.

These expenses represented 16.1% of revenues in the three months ended September 30, 2005 and 19.6% in the three months ended September 30, 2004.

Amortization of Acquired Intangibles

Amortization of acquired intangible assets was $2.7 million for the three months ended September 30, 2005 and 2004.

Stock-Based Compensation

As part of the accounting for the acquisition of Sage in February 2002, the intrinsic value of unvested options issued in exchange for previously issued Sage options, totaling approximately $18.4 million, was being amortized to expense over the remaining term of the options, categorized in the statement of operations in accordance with the nature of the service provided by the related employees. This amortization amounted to $47,000 for the three months ended September 30, 2005, and was the final period of amortization related to this acquisition.

Total Operating Expenses

Total operating expenses for the three months ended September 30, 2005 were $25.6 million, representing an increase of $3.3 million from $22.3 million in the three months ended September 30, 2004, for the reasons described above.

NON OPERATING INCOME AND EXPENSES

Provision for Income Taxes

We recorded an income tax provision of $1.0 million for the three months ended September 30, 2005 compared to a recovery of income taxes of $0.3 million for the three months ended September 30, 2004. The increase in the income tax provision was primarily driven by higher profitability in the three months ended September 30, 2005, offset in part by the impact of the strengthening of the Canadian dollar, which increased the value of the Canadian dollar denominated tax attributes. Our accounting effective tax rate typically differs from the expected statutory rates due to several permanent differences including, but not limited to, research and experimental development tax credits, stock-based compensation expense, foreign exchange fluctuations on the U.S. dollar working capital balances of foreign subsidiaries, and differences in tax rates in foreign jurisdictions. Any net tax benefit of these items is partially offset by changes in the valuation allowance against net operating loss carry forwards. A valuation allowance is recorded to the extent that it is more likely than not that some portion of the deferred tax assets will not be realized. Historically, the majority, if not all of the valuation allowance in the financial statements has been against the tax attributes in the United States. Therefore, the effective tax rate will continue to be directly impacted by the mix of earnings between the United States and foreign jurisdictions.

SIX MONTHS ENDED SEPTEMBER 30, 2005

REVENUE AND GROSS PROFIT

The following table shows unaudited statement of operations data for the six months ended September 30, 2005 and September 30, 2004 (in thousands):

	Six months ended September 30
	2005	2004
Total revenue	$134,679	$102,924
Gross profit	60,936	42,417
Gross profit percentage	45.2%	41.2%

Revenue by geography:
United States	$2,709	$4,114
China	59,219	43,157
Europe	13,128	6,566
Japan	14,479	7,165
South Korea	25,551	23,968
Taiwan	13,100	15,249
Rest of world	6,493	2,705

Total revenue	$134,679	$102,924

Total Revenues

Revenues for the six months ended September 30, 2005 increased by 30.9% to $134.7 million from $102.9 million for the six months ended September 30, 2004, primarily due to higher unit shipments. Total unit shipments increased by 28.2%, while ASP’s on a consolidated basis increased 2% when compared to the six months ended September 30, 2004.

We estimate that units shipped into the LCD monitor market increased by 17% while shipments into the TV/video market increased by 73% on a year over year basis. On a product basis, ASP’s declined 6% in the monitor market and 7% in the TV/video market. In addition, we estimate that shipments of flat-panel TV controller products increased by 91%.

We estimate that approximately 54% of total revenue was from consumer TV/video related products, compared with 46% for the six months ended September 30, 2004.

Gross Profit

Gross profit for the six months ended September 30, 2005 increased to $60.9 million from $42.4 million for the six months ended September 30, 2004. As a percentage of revenues, gross profit represented 45.2% of revenues for the six months ended September 30, 2005, compared with 41.2% for the six months ended September 30, 2004. The improvement in gross margin percentage is attributable to improvements in production yields, lower product costs, and an increased percentage of higher margin TV/video products sold.

OPERATING EXPENSES

As with the discussion of the three month period earlier in this MD&A, the following table presents operating expenses for the six month periods ended September 30, 2005 and September 30, 2004 in the form reviewed by management.

	Six months ended
	September 30, 2005		September 30, 2004
	$000	% of Revenue	$000	% of Revenue
Research and development	$20,867	15.5%	$18,151	17.6%
Selling, general and administrative	22,733	16.9%	20,314	19.7%
Amortization of acquired intangibles	5,308	3.9%	5,308	5.2%
Stock-based compensation	291.2%		1,597	1.6%

Total operating expenses	$49,199	36.5%	$45,370	44.1%

Research and Development

Research and development expenses for the six months ended September 30, 2005 were $20.9 million, compared with $18.2 million in the six months ended September 30, 2004. This 15% increase was primarily due to higher labor-related costs due to increased headcount. The impact of the change in allocation methodology discussed earlier was to increase research and development expense and reduce selling, general and administrative expenses by approximately $3.1 million in the six months ended September 30, 2005 and by approximately $2.6 million for the six months ended September 30, 2004.

These expenses represented 15.5% of revenues in the six months ended September 30, 2005, and 17.6% in the six months ended September 30, 2004.

Selling, General and Administrative

Selling, general and administrative expenses for the six months ended September 30, 2005, after the change in presentation described above, were $22.7 million, compared with $20.3 million in the six months ended September 30, 2004. This higher expense was primarily due to increased headcount and an increase in compensation costs related to higher revenue and profitability.

These expenses represented 16.9% of revenues in the six months ended September 30, 2005 and 19.7% in the six months ended September 30, 2004.

Amortization of Acquired Intangibles

Amortization of acquired intangible assets was $5.3 million for the six months ended September 30, 2005 and 2004.

Stock-Based Compensation

Amortization of deferred stock-based compensation amounted to $0.3 million for the six months ended September 30, 2005, compared to $1.6 million for the six months ended September 30, 2004.

Total Operating Expenses

Total operating expenses for the six months ended September 30, 2005 were $49.2 million, representing an increase of $3.8 million from $45.4 million in the six months ended September 30, 2004, for the reasons described above.

NON OPERATING INCOME AND EXPENSES

Provision for Income Taxes

We recorded an income tax provision of $2.4 million for the six months ended September 30, 2005 compared to an income tax benefit of $0.6 million for the six months ended September 30, 2004. As with the three month period, higher profitability during the six month period resulted in a higher income tax charge. This increase was again offset in part by the impact of the strength of the Canadian dollar, which increased the value of the Canadian dollar denominated tax attributes.

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

Periodically, we may be required to use a portion of our cash balances to increase investment in operating assets such as accounts receivable or inventory to assist in the growth of our business. We may make additional investments through the licensing or acquisition of technology, or in capital assets such as land, buildings or equipment. Furthermore, because we do not have our own semiconductor manufacturing facility, we may be required to make deposits to secure supply in the event there is a shortage of manufacturing capacity in the future. While we currently have no plans to raise additional funds for such uses, we could be required or could elect to seek to raise additional capital in the future.

From time to time we evaluate acquisitions of businesses, products or technologies that are complementary or strategic to our business. Any such transactions, if consummated, may use a portion of our working capital or require the issuance of equity securities that may result in further dilution to our existing stockholders.

	September 30, 2005	March 31, 2005
Cash, cash equivalents and short-term investments	$159,370	$129,757
Working capital	$197,366	$156,411
Current ratio	6.32	6.84
Receivables days outstanding	50	52
Inventory turnover days	67	51

Our financial condition remains strong. At September 30, 2005, cash equivalents and short-term investments totaled $159.4 million compared with $129.8 million at March 31, 2005. Our current ratio at September 30, 2005 was 6.32 compared to 6.84 at March 31, 2005. We have no debt and we continue to generate cash from operations during fiscal 2006. Net cash provided by operating activities was $10.5 million for the six months ended September 30, 2005 compared with $0.9 million for the six months ended September 30, 2004.

Working capital sources of cash related primarily to increases in accounts payable and accrued liabilities, while these were more than offset by uses of cash due to the increase in accounts receivable and inventory balances. Accounts receivable increased by $9.6 million from March 31, 2005 to September 30, 2005, resulting from higher revenues during the period, while days sales outstanding (“DSO”) decreased slightly to 50 days at September 30, 2005 from 52 days at March 31, 2005. While DSO’s decreased during the quarter, this trend is unlikely to continue as we may extend payment terms to certain key customers, as we compete with the terms offered by our competition and as our key customers feel pressure from their own customers to provide more favorable payment terms. Also, as our customers become more established in China, we are becoming more comfortable with extending credit. Our credit policy is to offer credit to customers only after examination of their creditworthiness. Our payment terms range from cash in advance of shipment, to payment sixty days after shipment. For the six months ended September 30, 2005, our three largest customers accounted for 36% of revenue, compared with 33% for the six months ended September 30, 2004. Additionally, the top three customers accounted for 47% of accounts receivable at September 30, 2005 and 37% at March 31, 2005. Inventory levels increased by 68% from March 31, 2005 to $29.4 million, primarily resulting from the increased production to support future revenue growth. Average days of inventory on hand at September 30, 2005 increased to 67 days, compared to 51 days at March 31, 2005. The average inventory levels and inventory turns is impacted by a number of dynamic activities including the accuracy of customer forecasts, expected panel supplies, and pricing considerations. These activities are not necessarily an indication of what inventory turns might be in the future.

Net cash used in investing activities was $14.4 million during the six months ended September 30, 2005, compared with cash provided by investing activities of $77.1 million during the six months ended September 30, 2004. This decrease was primarily due to the maturity of short-term investments during the six months ended September 30, 2004.

Net cash provided by financing activities was $23.5 million for the six months ended September 30, 2005, and $3.3 million for the three months ended September 30, 2004. These represent funds received for the purchase of shares under the terms of our stock option plans.

Contractual Obligations

As of September 30, 2005, our principal commitments consisted of obligations outstanding under operating leases. These commitments include leases for two premises in the United States, located in San Jose and Alviso, California, and one location in each of Canada, India, China, Japan, Singapore, South Korea and Taiwan. In addition, we have obligations under operating leases for equipment. The aggregate minimum annual payments required under our lease obligations, excluding expected sub-lease income, by fiscal year are as follows (in thousands):

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

Our historical revenues and operating results have varied significantly from quarter to quarter. Moreover, our actual or projected operating results for some quarters may not meet the expectations of stock market analysts and investors, which may cause our stock price to decline. In addition to the factors discussed elsewhere in this “Risk Factors” section, a number of factors may cause our revenue to fall short of our expectations or cause fluctuations in our operating results, including:

•	Growth rate of the flat-panel TV and LCD monitor markets;

•	Seasonal consumer demand for flat-panel TVs and LCD monitors into which our products are incorporated;

•	Customer inventory levels and order patterns;

•	Changes in the mix of products we sell;

•	Wafer costs and other product fabrication costs;

•	Our ability to gain “design wins” with our customers and ramp new designs into production volumes;

•	U.S. Customs’ enforcement of the ITC Exclusion Order against display controllers that infringe Genesis Microchip’s U.S. patent No. 5,739,867 and LCD monitors containing infringing parts;

•	Increased competition and competitive pricing pressures;

•	Availability and pricing of other components for flat-panel TVs and LCD monitor;

•	Foreign exchange rate fluctuations, research and development tax credits and other factors that impact tax rates;

•	Supply of products from our third party suppliers;

•	Changes in product costs or manufacturing yields or available production capacity at our fabrication facilities;

•	The evolving and unpredictable nature of the markets for the display products that incorporate our products, especially the flat-panel TV market; and

•	Costs and outcome of legal proceedings.

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

The markets for our products are highly concentrated. Our sales are derived from a limited number of customers. Sales to our largest five customers accounted for 57% of our revenues, and for our largest customer 16%, for the three months ended September 30, 2005. We expect that a small number of customers will continue to account for a large amount of our revenues. The decision by any large customer to decrease or cease using our products could harm our business. In addition, our customers sell to a limited number of original equipment manufacturers (OEMs). The decision by any large OEM to decrease or cease using our customer’s products could, in turn, cause our customer to decrease or cease buying from us. Most of our sales are made on the basis of purchase orders rather than long-term agreements so that any customer could cease purchasing products at any time without penalty.

Our success will depend on the growth of the market for flat panel televisions and LCD monitors.

Our ability to generate revenues will depend on the growth of the market for flat- panel televisions, LCD computer monitors, and digital televisions. Our continued growth will also depend upon emerging markets for consumer electronics markets such as HDTV and home theater. The potential size of these markets and the timing of their development are uncertain and will depend in particular upon:

•	A continued reduction in the costs of products in the respective markets;

•	The availability, at a reasonable price, of components required by such products (such as LCD panels); and

•	The emergence of competing technologies and standards.

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

Our sales are derived from a limited number of products. Five of our products accounted for 62% of our revenues for the three months ended September 30, 2005. There were no other products accounting for more than ten percent of our revenues. We expect that a small number of products will continue to account for a large amount of our revenues.

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

We have been defending claims brought against us by Silicon Image, Inc., alleging that certain of our products that contain digital receivers infringe various Silicon Image patent claims. On December 19, 2003, the court issued its amended final judgment in the proceeding, which such judgment are appealing; see Part II: Other Information Item 1, “Legal Proceedings.” In addition, IP Innovation LLC has sued Dell Computer Corporation, Sony Electronics, Inc., and Matsushita Electric Corporation of America, alleging patent infringement by certain of those companies’ respective consumer and/or professional electronics products, including some that contain our display controller products. These lawsuits or any future patent infringement lawsuits could subject us to permanent injunctions preventing us from selling the accused products and/or cause us to incur significant costs, including defense costs, settlements and judgments. In addition, as a result of these lawsuits or any future patent infringement lawsuits, our existing customers may decide to stop buying our products, and prospective customers may be unwilling to buy our products.

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

We have been issued patents and have pending United States and foreign patent applications. However, we cannot assure you that any patent will be issued as a result of any applications or, if issued, that any claims allowed will be sufficiently broad to protect our technology. It may be possible for a third party to copy or otherwise obtain and use our products, or technology without authorization, develop similar technology independently or design around our patents. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries. In addition, it is possible that existing or future patents, or even court rulings in our favor regarding our patents, may be challenged, invalidated or circumvented. For example, U.S. Customs has indicated it does not have sufficient evidence at present to apply our ITC exclusion order to MStar’s Tsunami (or TSU) products; see Part II: Other Information Item 1, “Legal Proceedings.”

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

We are a defendant in a securities class action suit. In July 2005, the court granted Genesis’s motion to dismiss the case with prejudice, but the plaintiffs have filed for an appeal. We believe that we have meritorious defenses to the claims in the securities class action suit as well as adequate insurance coverage to cover any likely unfavorable outcome. However, this or any future securities class action suit could subject us to judgments in excess of our insurance coverage and could harm our business. In addition, this kind of lawsuit, regardless of its outcome, is likely to be time-consuming and expensive to resolve and may divert management time and resources.

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

Most of our outside foundries, third-party assembly and test subcontractors are located in Taiwan, which is an area susceptible to natural disasters. In addition, some of our significant customers are located in Taiwan. Damage caused by natural disasters in Taiwan may result in shortages of water or electricity or cause transportation difficulties that could limit the production capacity of our outside foundries or the ability of our subcontractors to provide assembly and test services. Any reduction in production capacity or the ability to provide assembly and test services could cause delays or shortages in our product supply, which would harm our business. Foundries located in Taiwan were responsible for most of our semiconductor product revenue for the three months ended September 30, 2005. Sales to customers located in Taiwan were 8% of our revenue for the three months ended September 30, 2005. If future natural disasters damage our customers’ facilities or equipment they could reduce their purchases of our products, which would harm our business. In addition, the operations of suppliers to our outside foundries and our Taiwanese customers could be disrupted by future natural disasters, which could in turn harm our business by resulting in shortages in our product supply or reduced purchases of our products. Political tensions between Taiwan and China expose our business to additional risk.

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

A large portion of our revenues will come from sales to customers outside of the United States, particularly to equipment manufacturers located in South Korea, China, Japan and Taiwan. For the three months ended September 30, 2005, sales to regions outside of the United States represented 99% of revenues. For that same period, sales to China and South Korea alone constituted 44% and 19%, respectively. These sales are subject to numerous risks, including:

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

We carry out a significant portion of our operations outside of the United States, primarily in Canada and in India and to a lesser extent China, Japan, South Korea, Singapore and Taiwan. Although virtually all of our revenues and costs of revenues are denominated in U.S. dollars, portions of our operating revenue and expenses are denominated in foreign currencies. Accordingly, our operating results are affected by changes in the exchange rate between the U.S. dollar and those currencies. Any future strengthening of those currencies against the U.S. dollar could negatively impact our operating results by increasing our operating expenses as measured in U.S. dollars. We do not currently engage in any hedging or other transactions intended to manage the risks relating to foreign currency exchange rate fluctuations, other than natural hedges that occur as a result of holding both assets and liabilities denominated in foreign currencies. We may, in the future, undertake hedging or other such transactions, if we determine it is necessary to offset exchange rate risks. Based on our overall currency rate exposure at September 30, 2005 and March 31, 2005, a near-term 10% appreciation or depreciation in the U.S. dollar relative to a pool of our foreign currencies would not have a material effect on our operating expenses or financial condition. However, we do have Canadian dollar denominated tax attributes represented by a deferred income tax asset on the condensed consolidated balance sheet. A near-term 10% appreciation in the U.S. dollar relative to the Canadian dollar would increase our income tax expense by approximately $3 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

In July 2003, the District Court issued a memorandum opinion, followed by a final judgment in August 2003 and an amended final judgment in December 2003. In its opinion, the District Court ruled that Genesis and Silicon Image have settled their disputes based on a Memorandum of Understanding, or MOU, signed on December 18, 2002. The District Court’s opinion states that the MOU is a binding settlement agreement and that Genesis will pay Silicon Image a monetary settlement, license fee and running royalties on all DVI and HDMI products. We have been reserving the estimated amounts payable to Silicon Image pursuant to the District Court’s judgment regarding the MOU, beginning in the year ended March 31, 2003. A portion of this estimated reserve was paid into an escrow account pursuant to a court order. These amounts have been accounted for as reductions of the related liability. In July 2005, the District Court dismissed the case with prejudice. In August 2005, Genesis filed a notice of appeal to the Federal Circuit Court of Appeals. The District Court stayed its judgment pending the resolution of Genesis’ appeal.

The future financial impact arising from any appeal or other legal actions related to the dispute is not yet determinable and no other provision has been made in our consolidated financial statements for any future costs associated with this claim.

MRT, Trumpion and Mstar Litigation

In March 2002, Genesis filed a patent infringement lawsuit against Media Reality Technologies, Inc. (“MRT”), SmartASIC Inc., and Trumpion Microelectronics, Inc. (“Trumpion”) in the United States District Court for the Northern District of California. The complaint alleges that the defendants’ display controllers infringe various claims of a Genesis U.S. patent. Genesis sought monetary damages and a permanent injunction that bars the defendants from making, using, importing, offering to sell, or selling the allegedly infringing products in the United States. In January 2003, Genesis announced a settlement of its litigation against SmartASIC Inc. MRT also asserted counterclaims against Genesis, alleging trade secret misappropriation, interference with economic advantage, and unfair practices and competition. In June 2005, as part of a settlement of the litigation, Trumpion consented to a stipulated judgment admitting its infringement of Genesis’s patent. In September 2005, the court issued a permanent injunction against MRT, granted Genesis’s motion for damages and dismissed of all MRT’s counterclaims against Genesis.

Genesis also filed a similar patent infringement complaint against MRT, Trumpion and Mstar Semiconductor, Inc. (“Mstar”) in the U.S. International Trade Commission (“ITC”). In August 2004, the ITC determined that Mstar, MRT and Trumpion infringe Genesis’s patent, and issued an exclusion order preventing the importation of Mstar, MRT and Trumpion’s infringing display controllers into the United States, as well as LCD monitors and boards containing these products. In December 2004, Mstar filed an appeal of the exclusion order and related ITC rulings to the Federal Circuit Court of Appeals. MRT and Trumpion did not appeal. U.S. Customs has indicated it does not have sufficient evidence at present to apply the exclusion order to MStar’s Tsunami (or TSU) products. Genesis believes that the TSU products are subject to the exclusion order, and Genesis is providing additional information to U.S. Customs relevant to the exclusion order and the TSU products.

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

Securities Class Action Litigation

In November 2002, a putative securities class action captioned Kuehbeck v. Genesis Microchip et al., Civil Action No. 02-CV-05344, was filed against Genesis, former Chief Executive Officer Amnon Fisher, and former Interim Chief Executive Officer Eric Erdman, and amended in July 2003 to include Executive Vice President Anders Frisk (collectively the “Individual Defendants”) in the United States District Court for the Northern District of California. The complaint alleges violations of Section 10(b) of the Securities and Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder against Genesis and the Individual Defendants, and violations of Section 20(a) of the Exchange Act against the Individual Defendants. The complaint seeks unspecified damages on behalf of a purported class of purchasers of Genesis’s common stock between April 29, 2002 and June 14, 2002. In July 2005, the court granted Genesis’s motion to dismiss the case, with prejudice. Plaintiffs have filed a notice of appeal to the Ninth Circuit Court of Appeals. The future financial impact of this claim is not yet determinable and no provision has been made in our consolidated financial statements for any future costs associated with this claim.

An unfavorable resolution of any of these lawsuits could have a material adverse effect on Genesis’s business, results of operations or financial condition.

We are not a party to any other material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of stockholders (“Annual Meeting”) held on September 13, 2005, the following individuals were elected to the Board of Directors as Class I directors for a term of three years:

NOMINEES	Votes For	Votes Withheld
Robert H. Kidd	30,047,808	467,768
Tim Christoffersen	29,623,957	891,619

Elias Antoun and Chandrashekar Reddy continue as Class II directors of the Company. Jon Castor, Chieh Chang and Jeffrey Diamond continue as Class III directors of the Company. Effective as of the Annual Meeting, Eric Erdman resigned as a Class II director and the number of authorized directors was reduced to seven (7).

In addition, at the Annual Meeting, the following proposal was adopted by the margin indicated: To ratify the appointment of KPMG LLP in Canada as our independent accountants for the fiscal year ending March 31, 2006. The votes cast for this action were 28,720,901 and against were 1,733,406, with 61,269 abstaining.

ITEM 6. EXHIBITS

(a)	Exhibits

Exhibit Number	Exhibit Description
2.1(1)	Agreement and Plan of Merger and Reorganization, dated as of September 27, 2001, by and between Genesis Microchip Incorporated and Sage, Inc.

2.2(1)	Share Exchange and Arrangement Agreement and Plan of Arrangement by and among the Registrant, Genesis Microchip Nova Scotia Corp., and Genesis Microchip Incorporated.

2.3(2)	Agreement and Plan of Merger, dated as of March 17, 2003, among Genesis Microchip Inc., Display Acquisition Corporation and Pixelworks, Inc. (with Forms of Voting Agreements).

3.1(1)	Certificate of Incorporation of the Registrant.

3.2(3)	Amended and Restated Bylaws of the Registrant.

3.3(4)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.

4.1(1)	Form of Common Stock Certificate of the Registrant.

4.2(4)	Preferred Stock Rights Agreement, dated as of June 27, 2002, between the Registrant and Mellon Investor Services, L.L.C., as amended on March 16, 2003.

10.1(5)	Agreement, dated January 20, 1997, between Yves Faroudja and Faroudja Laboratories, Inc.

10.2	[Intentionally omitted]

10.3(6) *	Offer of employment to James E. Donegan dated June 25, 2002.

10.4(6) *	Settlement Agreement and Release with Amnon Fisher.

10.5(9) *	Offer Letter of Employment with Anders Frisk, dated February 15, 2000.

10.6(9) *	Offer Letter of Employment with Matthew Ready, dated April 12, 2000.

10.7(9) *	Offer Letter of Employment from Paradise Electronics, Inc. to Mohammad Tafazzoli, dated February 17, 1998.

10.8(7) *	Form of Change of Control Severance Agreement (as entered into between Genesis and, among others, each of Anders Frisk, Raphael Mehrbians, Tzayao Chan, and Mohammad Tafazzoli).

10.9(9) *	Separation Agreement and Release with Chandrashekar Reddy.

10.10(9) *	Consulting Agreement with Chandrashekar Reddy.

10.11(8) *	1987 Stock Option Plan.

10.12(8) *	1997 Employee Stock Option Plan.

10.13(9) *	1997 Employee Stock Purchase Plan, as last amended on September 17, 2002.

10.14(8) *	1997 Non-Employee Stock Option Plan.

10.15(8) *	2000 Nonstatutory Stock Option Plan.

10.16(8) *	2001 Nonstatutory Stock Option Plan.

10.17(8) *	Paradise Electronics, Inc. 1997 Employee Stock Option Plan.

10.18(8) *	Sage, Inc. Second Amended and Restated 1997 Stock Plan.

10.19(9) *	2001 Employee Stock Purchase Loan Plan (for non-officers).

10.20(9)	Lease Termination Agreement with 1601 McCarthy Boulevard, L.L.C. regarding premises located in Milpitas, California.

10.21(12) *	Settlement Agreement and Release with James E. Donegan.

10.22(10)	Termination and Release Agreement, dated as of August 5, 2003, among Genesis Microchip Inc., Display Acquisition Corporation and Pixelworks, Inc.

10.23(11) *	Offer Letter with Michael Healy.

10.24(11) *	Change of Control Severance Agreement with Michael Healy.

10.25(11)	Option Exchange Agreement with Raphael Mehrbians.

10.26(14) *	Interim CEO Employment Agreement with Eric Erdman.

10.27(14)	Form of director and officer indemnification agreement.

10.28(13) *	2003 Stock Plan.

10.29(15) *	Form of 2000 Nonstatutory Stock Option Plan Stock Option Agreement with Nonemployee Directors

10.30(15) *	Form of 2000 Nonstatutory Stock Option Plan International Stock Option Agreement

10.31(15) *	Form of 2000 Nonstatutory Stock Option Plan Stock Option Agreement for China

10.32(16) *	Amendment No. 1 to Separation Agreement and Release with Chandrashekar Reddy, dated November 10, 2004.

10.33(17) *	Offer Letter of Employment with Elias Antoun, dated November 10, 2004.

10.34(18) *	Change in Control Severance Agreement with Elias Antoun, dated November 29, 2004.

10.35(19) *	Separation Agreement and Release with Eric Erdman, dated December 3, 2004.

10.36(19) *	Consulting Agreement with Eric Erdman, dated December 3, 2004.

10.37(20) *	Separation Agreement and Release with Young Ahn, dated December 28, 2004.

10.38*	1997 Employee Stock Option Plan, as amended on September 19, 2005, and form of Notice of Grant of Restricted Stock Units.

10.39*	2000 Nonstatutory Stock Option Plan, as amended on September 19, 2005.

21(9)	Subsidiaries.

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-72202) filed with the Securities and Exchange Commission on October 25, 2001, as amended.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2003.
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 1, 2002, as amended.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A12G filed with the Securities and Exchange Commission on August 5, 2002, as amended by the Registrant’s Statement on Form 8-12G/A filed with the Securities and Exchange Commission on March 31, 2003.
(5)	Incorporated by reference to Faroudja Laboratories, Inc.’s Form S-1 (File No. 333-32375) filed with the Securities and Exchange Commission on July 30, 1997, as amended.
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002.
(7)	Incorporated by reference to Registration Statement on Form S-4 filed by Pixelworks, Inc. with the Securities and Exchange Commission on April 18, 2003, as amended.
(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Securities Exchange Commission on February 21, 2002.
(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities Exchange Commission on June 20, 2003.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on August 6, 2003.
(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on February 13, 2004.
(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A filed with the Securities Exchange Commission on July 29, 2003.
(13)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Securities Exchange Commission on October 15, 2003.
(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities Exchange Commission on June 10, 2004.
(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on November 9, 2004.

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on November 15, 2004.
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on November 19, 2004.
(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on December 3, 2004.
(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on December 8, 2004.
(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on January 3, 2005.
*	Identifies a management contract or compensatory plan of arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENESIS MICROCHIP INC.

By:	/s/ MICHAEL E. HEALY
Michael E. Healy
Chief Financial Officer
(Authorized Officer to sign on behalf of Registrant & Principal Financial Officer)

Date: November 8, 2005