Form 10-Q
period 2005-12-31
GENESIS MICROCHIP INC /DE
filed 2006-02-08
CIK 1161396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2005

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

Former address: N/A

Former Fiscal Year: N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

There were 35,478,148 shares of the registrant’s common shares issued and outstanding as of December 31, 2005.

GENESIS MICROCHIP INC.

FORM 10-Q

THREE MONTHS ENDED DECEMBER 31, 2005

*	No information has been provided because this item is not applicable.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

GENESIS MICROCHIP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share amounts)

	December 31, 2005 (unaudited)	March 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$113,215	$129,757

Short-term investments	62,000	—
Accounts receivable trade, net of allowance for doubtful accounts of $390 at December 31 and $204 at March 31	37,245	30,310
Inventories	23,187	17,557
Prepaids and other	6,849	5,583

Total current assets	242,496	183,207
Property and equipment	17,873	15,987
Intangible assets	9,651	17,265
Goodwill	181,981	181,981
Deferred income taxes	10,238	14,056
Other	5,131	3,796

Total assets	$467,370	$416,292

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,264	$12,044
Accrued liabilities	20,432	11,634
Income taxes payable	2,558	3,118

Total current liabilities	33,254	26,796
Stockholders’ equity:
Capital stock:
Preferred stock: Authorized - 5,000 preferred shares, $0.001 par value Issued and outstanding - none at December 31 and at March 31	—	—
Common stock: Authorized - 100,000 common shares, $0.001 par value Issued and outstanding - 35,478 shares at December 31 and 33,479 shares at March 31	35	33
Additional paid-in capital	434,703	405,323
Cumulative other comprehensive loss	(94)	(94)
Deferred stock-based compensation	(3,701)	(232)
Retained earnings (deficit)	3,173	(15,534)

Total stockholders’ equity	434,116	389,496

Total liabilities and stockholders’ equity	$467,370	$416,292

See accompanying notes to condensed consolidated financial statements.

GENESIS MICROCHIP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended December 31		Nine Months Ended December 31
	2005	2004	2005	2004
Revenues	$73,965	$48,286	$208,644	$151,210
Cost of revenues (1)	37,810	26,609	111,553	87,116

Gross profit	36,155	21,677	97,091	64,094

Operating expenses:
Research and development (2)	11,839	9,324	32,885	28,672
Selling, general and administrative (3)	12,195	14,218	35,040	34,932
Amortization of acquired intangibles	2,654	2,654	7,962	7,962

Total operating expenses	26,688	26,196	75,887	71,566

Income (loss) from operations	9,467	(4,519)	21,204	(7,472)

Interest income	1,519	534	3,496	1,253

Income (loss) before income taxes	10,986	(3,985)	24,700	(6,219)
Provision for (recovery of) income taxes	3,621	(2,985)	5,993	(3,616)

Net income (loss)	$7,365	$(1,000)	$18,707	$(2,603)

Earnings (loss) per share:
Basic	$0.21	$(0.03)	$0.54	$(0.08)
Diluted	$0.20	$(0.03)	$0.51	$(0.08)

Weighted average number of common shares outstanding:
Basic	35,413	33,151	34,632	32,969
Diluted	37,295	33,151	36,718	32,969
(1) Amount excludes amortization of acquired developed technology included in amortization of acquired intangibles	$1,925	$1,925	$5,775	$5,775
(2) Amount includes stock-based compensation expense	$101	$408	$280	$1,605
(3) Amount includes stock-based compensation expense	$260	$2,057	$372	$2,457

See accompanying notes to condensed consolidated financial statements.

GENESIS MICROCHIP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended December 31
	2005	2004
Cash flows from (used in) operating activities:
Net income (loss)	$18,707	$(2,603)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	5,559	5,281
Amortization of intangible assets	7,962	7,962
Stock-based compensation	652	4,062
Deferred income taxes	3,818	(4,168)
Other	453	104
Change in operating assets and liabilities, net of amounts acquired:
Accounts receivable trade	(6,935)	1,897
Inventories	(5,630)	2,065
Prepaids and other	(1,535)	570
Accounts payable	(1,780)	(2,201)
Accrued liabilities	8,798	2,225
Income taxes payable	(560)	627

Net cash from operating activities	29,509	15,821
Cash flows used in investing activities:
Purchase of short-term investments	(71,733)	(174,683)
Proceeds on maturity of short-term investments	10,002	181,707
Additions to property and equipment	(6,705)	(4,396)
Other	(2,876)	(3,518)

Net cash used in investing activities	(71,312)	(890)
Cash flows from financing activities:
Proceeds from issue of common stock	25,261	5,190

Net cash provided by financing activities	25,261	5,190

Increase (decrease) in cash and cash equivalents	(16,542)	20,121
Cash and cash equivalents, beginning of period	129,757	19,241

Cash and cash equivalents, end of period	$113,215	$39,362

See accompanying notes to condensed consolidated financial statements.

GENESIS MICROCHIP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of presentation

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”) and according to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Consequently, they do not include all of the information and footnotes required by GAAP for a complete set of annual financial statements. These condensed financial statements should be read in conjunction with our financial statements and notes thereto for the year ended March 31, 2005 that are included in our most recent Annual Report on Form 10-K/A filed with the Securities and Exchange Commission. We believe that the accompanying financial statements reflect all adjustments, consisting solely of normal, recurring adjustments, that are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the period ended December 31, 2005 are not necessarily indicative of the results to be expected for the full fiscal year or for any other period.

Beginning with the three month period ended June 30, 2005, we changed the method in which certain costs are allocated to research and development expenses and selling, general and administrative expenses. We believe that the current allocation method more appropriately reflects the nature of these expenses and the services to which they relate. The condensed consolidated statement of operations for the three months and nine months ended December 31, 2004 have been reclassified in order to present comparable statements for the two periods. The restatement has no effect on total operating expenses, net loss, or net loss per share.

2. Stock-based compensation

We have elected to follow Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and related interpretations, in accounting for employee stock options and restricted stock units. Under APB 25, deferred stock-based compensation is recorded at the grant date in an amount equal to the excess of the market value of a share of common stock over the exercise price of the option or restricted stock unit. Since restricted stock units have no exercise price, the deferred stock-based compensation is reflective of the market value of the stock on the date of grant. Deferred stock-based compensation is amortized over the vesting period of the individual options or stock units, generally two to four years, in accordance with Financial Accounting Standards Board’s (“FASB”) FIN 44.

In the quarter ended September 30, 2005, the Company amended the 1997 Employee Stock Option Plan to allow the granting of stock appreciation rights, stock purchase rights, and restricted stock units, and amended the 2000 Nonstatutory Stock Option Plan to allow the granting of stock appreciation rights.

Stock-based compensation expense resulting from the issuance of options to non-employees is recognized as services are performed and the options are earned. Genesis applies the fair value method of FASB’s SFAS 123, “Accounting for Stock-based Compensation”, for valuing options granted to non-employees.

SFAS 123 requires disclosure of pro forma net income and earnings per share had Genesis adopted the fair value method for all stock option grants as of the beginning of its 1997 fiscal year. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from Genesis’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. Genesis’s calculations were made using the Black-Scholes option-pricing model using a dividend yield of 0% and the assumptions noted in the following tables:

	Three Months Ended December 31		Nine Months Ended December 31
	2005	2004	2005	2004
Stock Option Plans:
Risk-free interest rates	4.3%	3.6%	4.3%	3.6%
Volatility	80%	102%	80%	102%
Expected life in years	4.25	5	4.25	5

Employee Stock Purchase Plans:
Risk-free interest rates	4.4%	2.6%	4.4%	2.6%
Volatility	80%	102%	80%	102%
Expected life in years	1.25	1.25	1.25	1.25

The weighted average fair values of options granted during the three months ended December 31, 2005 and December 31, 2004 were $ 12.60 and $ 11.66 respectively.

The weighted average fair values of options granted during the nine months ended December 31, 2005 and December 31, 2004 were $ 12.67 and $ 10.71 respectively.

During the three months ended December 31, 2005, restricted stock units (“RSUs”) were issued to employees as part of a new stock-based incentive program. The $4.1 million intrinsic value of these units is being amortized over the vesting period of the awards, which is four years. The expense is categorized in the statement of operations in accordance with the nature of the service provided by the related employees. The expense for the three months ended December 31, 2005, was $0.4 million.

Had compensation expense been determined based on the fair value of awards at the grant dates in accordance with the methodology prescribed in SFAS 123, Genesis’s net income (loss) and earnings (loss) per share for the three months and nine months ended December 31, 2005 and 2004 would approximate the pro forma disclosure as follows (in thousands, except per share amounts):

	Three Months Ended December 31		Nine Months Ended December 31
	2005	2004	2005	2004
Net income (loss) attributable to common stockholders:
As reported	$7,365	$(1,000)	$18,707	$(2,603)
Stock compensation, as reported	361	2,465	652	4,062
Stock compensation, under SFAS 123	(5,841)	(8,557)	(17,110)	(19,979)

Pro forma	$1,885	$(7,092)	$2,249	$(18,520)

Basic earnings (loss) per share:
As reported	$0.21	$(0.03)	$0.54	$(0.08)
Pro forma	$0.05	$(0.21)	$0.06	$(0.56)

Diluted earnings (loss) per share:
As reported	$0.20	$(0.03)	$0.51	$(0.08)
Pro forma	$0.05	$(0.21)	$0.06	$(0.56)

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

	Three Months Ended December 31		Nine Months Ended December 31
	2005	2004	2005	2004
Numerator for basic and diluted earnings (loss) per share:
Net income (loss)	$7,365	$(1,000)	$18,707	$(2,603)

Denominator for basic earnings (loss) per share:
Weighted average common shares	35,413	33,151	34,632	32,969

Basic earnings (loss) per share:	$0.21	$(0.03)	$0.54	$(0.08)

Denominator for diluted earnings (loss) per share:
Weighted average common shares	35,413	33,151	34,632	32,969
Stock options and warrants	1,882	—	2,086	—

Shares used in computing diluted earnings (loss) per share	37,295	33,151	36,718	32,969

Diluted earnings (loss) per share:	$0.20	$(0.03)	$0.51	$(0.08)

Anti-dilutive potential common shares excluded from above calculation	5,528	8,573	5,851	8,073

Had we been profitable during the three and nine months ended December 31, 2004, the weighted average number of shares outstanding for purposes of calculating diluted earnings per share would have been increased by 1,430,000 and 1,232,000 respectively.

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

	Three Months Ended December 31		Nine Months Ended December 31
	2005	2004	2005	2004
United States	$393	$2,474	$3,103	$6,588
China	31,964	17,870	91,183	61,027
Europe	10,104	2,716	23,232	9,281
Japan	7,537	3,744	22,016	10,909
South Korea	13,722	12,756	39,274	36,725
Taiwan	8,059	7,141	21,158	22,390
Rest of world	2,186	1,585	8,678	4,290

	$73,965	$48,286	$208,644	$151,210

Net long-lived assets by country were as follows (in thousands):

	December 31, 2005	March 31, 2005
United States	$200,108	$206,728
Rest of world	9,397	8,505

	$209,505	$215,233

Customer concentration information

The following table shows the percentage of our revenues in each period that was derived from customers who individually accounted for more than 10% of revenues in that period:

	Three Months Ended December 31		Nine Months Ended December 31
	2005	2004	2005	2004
Customer A	15%	16%	15%	12%
Customer B	10%	—	10%	10%
Customer C	—	—	10%	—

The following table shows customers accounting for more than 10% of accounts receivable trade at December 31, 2005 and March 31, 2005:

	December 31, 2005	March 31, 2005
Customer 1	25%	29%
Customer 2	13%	—
Customer 3	11%	—

Supplier arrangements

Genesis subcontracts portions of its semiconductor manufacturing from several suppliers and, for the vast majority of products, no single production process for any single product is performed by more than one supplier. Should our wafer supplier or any of Genesis’s packaging or testing subcontractors cease to be available, management believes that this would have a material adverse effect on Genesis’s business, financial condition and results of operations. Genesis has no guarantee of minimum capacity from its suppliers, long term pricing agreements, and is not liable for any significant minimum purchase commitments.

5. Inventories

Inventories consist of the following (in thousands):

	December 31, 2005	March 31, 2005
Finished goods	$9,310	$11,156
Work-in-process	16,861	9,355

	26,171	20,511
Less: Inventory reserve	(2,984)	(2,954)

	$23,187	$17,557

The following table presents a roll forward of the inventory obsolescence reserve for the indicated periods (in thousands):

	Three Months Ended December 31		Nine Months Ended December 31
	2005	2004	2005	2004
Balance at beginning of period	$2,331	$3,758	$2,954	$3,243
Increase (decrease) to cost of revenues	653	(296)	316	511
Charge offs	—	(418)	(286)	(710)

Balance at end of period	$2,984	$3,044	$2,984	$3,044

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

	Three Months Ended December 31		Nine Months Ended December 31
	2005	2004	2005	2004
Balance at beginning of period	$173	$200	$230	$200
Increase to provision	2	18	5	135
Charge offs	(2)	(11)	(62)	(128)

Balance at end of period	$173	$207	$173	$207

7. Intangible assets

Intangible assets consist of the following:

	December 31, 2005			March 31, 2005
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Acquired technology	$47,100	$40,353	$6,747	$47,100	$32,489	$14,611
Patents	3,800	902	2,898	3,235	685	2,550
Other	500	494	6	500	396	104

Total	$51,400	$41,749	$9,651	$50,835	$33,570	$17,265

Estimated future intangible assets amortization expense, based on current balances as of December 31, 2005, is as follows:

For the year ended:	December 31
2006	$3,208
2007	1,966
2008	1,942
2009	602
2010	186
Thereafter	1,747

Total	$9,651

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

In July 2003, the District Court issued a memorandum opinion, followed by a final judgment in August 2003 and an amended final judgment in December 2003. In its opinion, the District Court ruled that Genesis and Silicon Image have settled their disputes based on a Memorandum of Understanding, or MOU, signed on December 18, 2002. The District Court’s opinion states that the MOU is a binding settlement agreement and that Genesis will pay Silicon Image a monetary settlement, license fee and running royalties on all DVI and HDMI products. We have been reserving the estimated amounts payable to Silicon Image pursuant to the District Court’s judgment regarding the MOU, beginning in the year ended March 31, 2003. A portion of this estimated reserve was paid into an escrow pursuant to a court order. These amounts have been accounted for as reductions of the related liability. In July 2005, the District Court dismissed the case with prejudice. In August 2005, Genesis filed a notice of appeal to the Federal Circuit Court of Appeals. The District Court stayed its judgment pending the resolution of Genesis’s appeal.

The future financial impact arising from any appeal or other legal actions related to the dispute is not yet determinable and no other provision has been made in our consolidated financial statements for any future costs associated with this claim.

Mstar Litigation

Genesis filed a patent infringement complaint against MStar Semiconductor, Inc. (“Mstar”) and other respondents in the U.S. International Trade Commission (“ITC”). In August 2004, the ITC determined that MStar and the other respondents infringe Genesis’s patent, and issued an exclusion order preventing the importation of MStar’s and the other respondents’ infringing display controllers into the United States, as well as LCD monitors and boards containing these products. However, U.S. Customs has declined to enforce the ITC’s exclusion order against MStar’s Tsunami (or TSU) products. In December 2004, Mstar filed an appeal of the exclusion order and related ITC rulings to the Federal Circuit Court of Appeals. The other respondents did not appeal.

The future financial impact of this dispute is not determinable and no provision has been made in our consolidated financial statements for any future costs or settlements associated with these claims.

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

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a general discussion of our target markets, the nature of our products, and some of the business issues we are facing as a company. Next, we address the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then discuss our Results of Operations for the three and nine month periods ended December 31, 2005 and the three and nine month periods December 31, 2004, and corresponding quarterly information within those quarters as viewed through the eyes of Management. Lastly, we provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments. This MD&A should be read in conjunction with the other sections of this Quarterly Report on Form 10-Q.

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

Our end target markets are LCD computer monitors and flat panel televisions. We also design products that serve both applications, the so-called multi-function monitors (“MFMs”). MFMs represent a category in which it is difficult to distinguish between a monitor with television capability and a television with a PC input. Both of these display devices could use the same Genesis chip. Similarly, we supply certain customers with chips originally designed for a LCD computer monitor that the customer may use in flat panel televisions. We assist customers in developing their designs. At times, customers will use a two-chip solution in their TV designs. As semiconductor manufacturers continue to integrate more TV functionality into their chips, customers will typically transition over time to single-chip solutions which may impact overall revenue and unit growth potential. In general, a TV design will take more time and support from our software and field application engineers than a monitor design, increasing our costs during a customer’s pre-production period.

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

While we primarily market and sell our integrated circuits directly to manufacturers, we have sold finished systems, primarily to the high-end home theater market, under the Faroudja brand. These products were generally sold through specialty retail channels and represented a very small portion of our overall revenue (less than 2.5% of revenue for the fiscal year ended March 31, 2005). During the quarter ended June 30, 2005, we entered into a strategic alliance with Meridian Audio Limited that gives Meridian the right to manufacture and distribute Genesis’s Faroudja home theater solutions, and to promote the Faroudja brand, on a worldwide basis as part of Meridian’s product portfolio. These products will be marketed and distributed through Meridian’s global distribution network. While Genesis will continue to develop advanced Faroudja algorithms for integration into its integrated circuit (“IC”) products, it has discontinued the manufacture and sale of its home theater systems.

Sales to distributors comprised 23% of revenues for the quarter ended December 31, 2005. We are also using distributor relationships to enable us to increase our market penetration of smaller customers with minimal incremental direct customer support.

Average selling prices and product margins of our products are typically highest during the initial periods following product introduction and decline over time and as volume increases.

Part of our overall strategy is to develop intellectual property that is used in our integrated circuits. We have and will continue to defend our intellectual property rights against those companies that may use our technology without the proper authorization. At times we may enter into agreements that allow customers or other companies to license our patented technology.

Revenue Recognition

Genesis recognizes revenue from semiconductor product sales to customers when a contract is established, the price is determined, shipment is made and collectability is reasonably assured. Product sales to distributors may be subject to a right of return on termination of the distributor relationship. Revenue, and related cost of revenues from sales to distributors, is deferred until the distributors resell the product, verified by point-of-sale reports. At the time of shipment to distributors, we record a trade receivable for the selling price, relieve inventory of the value of the product shipped and record the gross margin as a component of accrued liabilities on our consolidated balance sheet. In certain circumstances, where orders are placed with non-cancelable/non-return terms we recognize revenue upon shipment. Reserves for sales returns and allowances are recorded at the time of recognizing revenue. To date we have not experienced significant product returns.

Manufacturing and Supply

We generally need to place purchase orders for products before we receive purchase orders from our customers. This is because production lead times for silicon wafers and substrates, from which our products are manufactured, can be as long as three to four months, while many of our customers place orders only one month or less in advance of their requested delivery date. We have agreements with suppliers in Asia such that we are dependent on the suppliers’ manufacturing yields. We continue to look at and, where feasible, establish alternative sources of supply to reduce our reliance on individual key suppliers and reduce lead times, although dual sourcing for specific products is sometimes more costly due to initial set-up costs and lower initial yields as each new manufacturing supplier ramps up production. While we have frequent communication with significant customers to review their requirements, we are restricted in our ability to react to fluctuations in demand for our products and this exposes us to the risk of having either too much or not enough of a particular product. We regularly evaluate the carrying value of inventory held. For the three months ended December 31, 2005, we recorded net reserves totaling approximately $653,000, for inventory which we did not foresee sufficient demand to support the carrying value. An example of this would be where certain customers transitioned to next generation products more quickly than previously anticipated.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

•	We record estimated reductions to revenue for customer returns based on historical experience. A customer has a right to return products only if the product is faulty or upon termination of a distributor agreement, although in certain circumstances we agree to accept returns if replacement orders are placed for other products or to maintain our business relationship. If actual customer returns increase, we may be required to recognize additional reductions to revenue.

•	We record the estimated future cost of replacing faulty product as an increase to cost of revenues. To date we have not experienced significant returns related to quality. If returns increase as a result of changes in product quality, we may be required to recognize additional warranty expense.

•	We maintain allowances for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We have not suffered any significant loss in this area.

•	We provide for inventory obsolescence reserves against our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those we project, additional inventory valuation reserves may be required.

•	We provide for costs associated with settling litigation when we believe that we have a reasonable basis for estimating those costs. If actual costs associated with settling litigation differ from our estimates, we may be required to recognize additional costs.

•	Goodwill, which represents the excess of cost over the fair value of net assets acquired in business combinations, is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the goodwill might be impaired. The impairment tests are performed in accordance with FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. Accordingly, an impairment loss is recognized to the extent that the carrying amount of goodwill exceeds its implied fair value. This determination is made at the reporting unit level. We have assigned all goodwill to a single, enterprise-level reporting unit. The impairment test consists of two steps. First, we determine the fair value of the reporting unit. The fair value is then compared to its carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation in accordance with FASB Statement of Financial Accounting Standards No. 141, “Business Combinations”. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. We perform our annual impairment test on January 1st of each year.

We did not record any goodwill impairment charges in the nine months ended December 31, 2005, or during fiscal 2005 or 2004. Goodwill balances may also be affected by changes in other estimates made at the time of acquisitions.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2005

REVENUE AND GROSS PROFIT

The following table shows unaudited statement of operations data for the three months ended December 31, 2005 and December 31, 2004 (in thousands):

	Three months ended December 31
	2005	2004
Total revenue	$73,965	$48,286
Gross profit	36,155	21,677
Gross profit percentage	48.9%	44.9%

Revenue by geography:
United States	$393	$2,474
China	31,964	17,870
Europe	10,104	2,716
Japan	7,537	3,744
South Korea	13,722	12,756
Taiwan	8,059	7,141
Rest of world	2,186	1,585

Total revenue	$73,965	$48,286

Total Revenues

Revenues for the three months ended December 31, 2005 increased by 53.2% to $74.0 million from $48.3 million for the three months ended December 31, 2004, primarily due to higher unit shipments. Total unit shipments increased by 57.5%, while average selling prices (“ASPs”) on a consolidated basis decreased by 3% when compared to the three months ended December 31, 2004. This relatively small decline in ASPs on a consolidated basis primarily reflects the increasing proportion of TV controllers as a percentage of total revenue, which have higher ASPs than monitor products.

Since both monitor and television display devices can use the same Genesis chip, we do not always know in which type of end product our chip is being used. However, we estimate that units shipped into the LCD monitor market, which includes MFMs that can operate both as TVs and monitors, increased by 43.4%, while shipments into the TV/video market increased by more than 100% on a year over year basis. We estimate that the year over year increase in shipments of specifically flat-panel TV controller products increased by more than 117%, resulting from the overall market demand increase for flat-panel televisions.

For our monitor products, ASPs decreased by approximately 20% for the three months ended December 31, 2005 from the same period in the prior year, reflecting product transitions and competition driving companies to design lower-priced and cost-efficient next generation products. ASPs increased 4% in the TV/video market for the three months ended December 31, 2005 from the same period in the prior year, as higher-priced, feature-rich products such as GM1501, GM1601 and FLI8532 increased volume during the last twelve months. ASP increases are not expected to continue as the market expands and competition increases.

Revenues from shipments into displays with video capability, such as flat-panel televisions, continue to become a larger proportion of total revenue. During the three months ended December 31, 2005, we estimate that approximately 60% of total revenue was from consumer TV/video related products, compared with 46% for the three months ended December 31, 2004.

We have seen strong competition in all sectors of the market, and we expect this to continue. While we experienced sequential ASP declines of only 2% in our monitor products on a part for part basis during the December quarter, mix changes accounted for a further 9% decline, as newer generation products are priced lower to maintain competitive advantage in the market place. As for higher-end display controllers with TV/video capability, we believe there remains considerable opportunity to add features and reduce system cost through further integration.

The majority of our revenue continued to be to customers located in Asia. Revenue from Japan increased as the advanced television market maintained significant growth, and revenue from China increased as customers continue to manufacture more significant volumes in that country. Revenue from Europe increased due to increased sales of TV controllers needed to support the growing European flat-panel TV market, while revenue from the United States decreased primarily due to the discontinuance of the Faroudja box business, as discussed earlier.

Gross Profit

Gross profit for the three months ended December 31, 2005 increased to $36.2 million from $21.7 million for the three months ended December 31, 2004. As a percentage of revenues, gross profit represented 48.9% of revenues for the three months ended December 31, 2005, compared with 44.9% for the three months ended December 31, 2004. The improvement in gross margin percentage is attributable to lower product costs, improvements in production yields, and an increased volume of higher margin TV/video products sold.

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

	Three months ended
	December 31, 2005		December 31, 2004
	$000	% of Revenue	$000	% of Revenue
Research and development	$11,738	15.9%	$8,916	18.5%
Selling, general and administrative	11,935	16.1%	12,161	25.2%
Amortization of acquired intangibles	2,654	3.6%	2,654	5.5%
Stock-based compensation	361	0.5%	2,465	5.1%

Total operating expenses	$26,688	36.1%	$26,196	54.3%

Research and Development

Research and development expenses include costs associated with research and development personnel, development tools, hardware and software licenses, and prototyping. We changed our allocation methodology on a go forward basis, beginning with the three month period ended June 30, 2005. In order to more appropriately classify expenses consistent with their activity, we have retroactively re-classified certain expenses that were previously classified in the selling, general and administrative expenses to research and development expenses. The reclassification is primarily related to costs associated with our application engineers whose work is more related to product development activities which are included in research and development activities. The impact of this reclassification increased research and development expense and reduced selling, general and administrative expenses by approximately $2.1 million in the three months ended December 31, 2005 and by approximately $1.4 million for the three months ended December 31, 2004. We have reclassified these expenses for the prior period presented in our financial statements for comparability.

Research and development expenses for the three months ended December 31, 2005 were $11.7 million, compared with $8.9 million in the three months ended December 31, 2004. This 32% increase was primarily due to higher labor-related costs as we continued to invest more in the research and development of technologies addressing the television and video markets, especially in the development of our digital TV technology, and investment in licensed technology and software tools.

These expenses represented 15.9% of revenues in the three months ended December 31, 2005, and 18.5% in the three months ended December 31, 2004.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended December 31, 2005, after the change in presentation described above, were $11.9 million, compared with $12.2 million in the three months ended December 31, 2004. The decrease primarily relates to lower costs associated with patent litigation which was partially offset by increases in labor related costs.

These expenses represented 16.1% of revenues in the three months ended December 31, 2005 and 25.2% in the three months ended December 31, 2004.

Amortization of Acquired Intangibles

Amortization of acquired intangible assets was $2.7 million for the three months ended December 31, 2005 and 2004.

Stock-Based Compensation

During the three months ended December 31, 2005, restricted stock units (“RSU”) were issued to employees as part of a new stock-based incentive program. The intrinsic value of these units is being amortized to expense over the vesting period of the awards, which is typically four years. The expense is categorized in the statement of operations in accordance with the nature of the service provided by the related employees. The expense for the three months ended December 31, 2005 was $361,000. This compares to $2.5 million of stock-based compensation for the three months ended December 31, 2004, of which $1.9 million resulted from the modification of option grants to certain executives during the quarter as part of their separation agreements, and $0.5 million related to the accounting for the acquisition of Sage in February 2002, where the intrinsic value of unvested options issued in exchange for previously issued Sage options, was being amortized to expense over the remaining term of the options. This amortization period ended during the period ended September 30, 2005.

Total Operating Expenses

Total operating expenses for the three months ended December 31, 2005 were $26.7 million, representing an increase of $0.5 million from $26.2 million in the three months ended December 31, 2004, for the reasons described above.

NON OPERATING INCOME AND EXPENSES

Provision for Income Taxes

We recorded an income tax provision of $3.6 million for the three months ended December 31, 2005 compared to a recovery of income taxes of $3.0 million for the three months ended December 31, 2004. The increase in the income tax provision was primarily driven by higher profitability in the three months ended December 31, 2005. The significant income tax recovery for the three months ended December 31, 2004 was primarily driven by the impact of the strengthening of the Canadian dollar, which increased the value of the Canadian dollar denominated tax attributes. Our accounting effective tax rate typically differs from the expected statutory rates due to several permanent differences including, but not limited to, research and experimental development tax credits, stock-based compensation expense, foreign exchange fluctuations on the U.S. dollar working capital balances of foreign subsidiaries, and differences in tax rates in foreign jurisdictions. Any net tax benefit of these items is partially offset by changes in the valuation allowance against net operating loss carry forwards. A valuation allowance is recorded to the extent that it is more likely than not that some portion of the deferred tax assets will not be realized. Historically, the majority, if not all of the valuation allowance in the financial statements has been against the tax attributes in the United States. Therefore, the effective tax rate will continue to be directly impacted by the mix of earnings between the United States and foreign jurisdictions.

NINE MONTHS ENDED DECEMBER 31, 2005

REVENUE AND GROSS PROFIT

The following table shows unaudited statement of operations data for the nine months ended December 31, 2005 and December 31, 2004 (in thousands):

	Nine months ended December 31
	2005	2004
Total revenue	$208,644	$151,210
Gross profit	97,091	64,094
Gross profit percentage	46.5%	42.4%

Revenue by geography:
United States	$3,103	$6,588
China	91,183	61,027
Europe	23,232	9,281
Japan	22,016	10,909
South Korea	39,274	36,725
Taiwan	21,158	22,390
Rest of world	8,678	4,290

Total revenue	$208,644	$151,210

Total Revenues

Revenues for the nine months ended December 31, 2005 increased by 38% to $208.6 million from $151.2 million for the nine months ended December 31, 2004, primarily due to higher unit shipments. Total unit shipments increased by 37%, while ASPs on a consolidated basis was flat when compared to the nine months ended December 31, 2004.

We estimate that units shipped into the LCD monitor market increased by 25% while shipments into the TV/video market increased by 84% on a year over year basis. On a product basis, ASPs declined 11% in the monitor market and 4% in the TV/video market. We estimate that shipments of flat-panel TV controller products increased by 100%.

We estimate that approximately 56% of total revenue was from consumer TV/video related products for the nine months ended December 31, 2005, compared with 46% for the nine months ended December 31, 2004.

Gross Profit

Gross profit for the nine months ended December 31, 2005 increased to $97 million from $64 million for the nine months ended December 31, 2004. As a percentage of revenues, gross profit represented 46.5% of revenues for the nine months ended December 31, 2005, compared with 42.4% for the nine months ended December 31, 2004. The improvement in gross margin percentage is attributable to lower product costs, improvements in production yields, and an increased percentage of higher margin TV/video products sold.

OPERATING EXPENSES

As with the discussion of the three month period earlier in this MD&A, the following table presents operating expenses for the nine month periods ended December 31, 2005 and December 31, 2004 in the form reviewed by management.

	Nine months ended
	December 31, 2005		December 31, 2004
	$000	% of Revenue	$000	% of Revenue
Research and development	$32,605	15.6%	$27,067	17.9%
Selling, general and administrative	34,668	16.6%	32,475	21.5%
Amortization of acquired intangibles	7,962	3.8%	7,962	5.3%
Stock-based compensation	652.3%		4,062	2.7%

Total operating expenses	$75,887	36.3%	$71,566	47.4%

Research and Development

Research and development expenses for the nine months ended December 31, 2005 were $32.6 million, compared with $27.1 million in the nine months ended December 31, 2004. This 20% increase was primarily due to higher labor-related costs due to increased headcount. The impact of the change in allocation methodology discussed earlier was to increase research and development expense and reduce selling, general and administrative expenses by approximately $5.2 million in the nine months ended December 31, 2005 and by approximately $4 million for the nine months ended December 31, 2004.

These expenses represented 15.6% of revenues in the nine months ended December 31, 2005, and 17.9% in the nine months ended December 31, 2004.

Selling, General and Administrative

Selling, general and administrative expenses for the nine months ended December 31, 2005, after the change in presentation described above, were $34.7 million, compared with $32.5 million in the nine months ended December 31, 2004. This higher expense was primarily due to increased headcount and an increase in compensation costs related to higher revenue and profitability.

These expenses represented 16.6% of revenues in the nine months ended December 31, 2005 and 21.5% in the nine months ended December 31, 2004.

Amortization of Acquired Intangibles

Amortization of acquired intangible assets was $8.0 million for the nine months ended December 31, 2005 and 2004.

Stock-Based Compensation

Amortization of deferred stock-based compensation amounted to $0.7 million for the nine months ended December 31, 2005, compared to $4.1 million for the nine months ended December 31, 2004.

Total Operating Expenses

Total operating expenses for the nine months ended December 31, 2005 were $75.9 million, representing an increase of $4.3 million from $71.6 million in the nine months ended December 31, 2004, for the reasons described above.

NON OPERATING INCOME AND EXPENSES

Provision for Income Taxes

We recorded an income tax provision of $6.0 million for the nine months ended December 31, 2005 compared to an income tax benefit of $3.6 million for the nine months ended December 31, 2004. As with the three month period, higher profitability during the nine month period resulted in a higher income tax charge. This increase was also offset in part by the impact of the strength of the Canadian dollar, which increased the value of the Canadian dollar denominated tax attributes.

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

	December 31, 2005	March 31, 2005
Cash, cash equivalents and short-term investments	$175,215	$129,757
Working capital	$209,242	$156,411
Current ratio	7.29	6.84
Receivables days outstanding	46	52
Inventory turnover days	56	51

At December 31, 2005, cash equivalents and short-term investments totaled $175.2 million compared with $129.8 million at March 31, 2005. Our current ratio at December 31, 2005 was 7.29 compared to 6.84 at March 31, 2005. We have no debt and we continue to generate cash from operations during fiscal 2006. Net cash provided by operating activities was $29.8 million for the nine months ended December 31, 2005 compared with $15.8 million for the nine months ended December 31, 2004.

Working capital sources of cash related primarily to increases in accrued liabilities, while these were more than offset by uses of cash due to the increase in accounts receivable and inventory balances. Accounts receivable increased by $6.9 million from March 31, 2005 to December 31, 2005, resulting from higher revenues during the period, while days sales outstanding (“DSO”) decreased to 46 days at December 31, 2005 from 52 days at March 31, 2005. While DSO’s decreased during the quarter, this trend is unlikely to continue as we may extend payment terms to certain key customers, as we compete with the terms offered by our competition and as our key customers feel pressure from their own customers to provide more favorable payment terms. Also, as our customers become more established in China, we are becoming more comfortable with extending credit. Our credit policy is to offer credit to customers only after examination of their creditworthiness. Our payment terms range from cash in advance of shipment, to payment ninety days after shipment. For the nine months ended December 31, 2005, our three largest customers accounted for 35% of revenue, compared with 33% for the nine months ended December 31, 2004. Additionally, the top three customers accounted for 39% of accounts receivable at December 31, 2005 and 37% at March 31, 2005. Inventory levels increased by 32% from March 31, 2005 to $23.2 million from 17.6 million, primarily resulting from the increased production to support future revenue growth. Average days of inventory on hand at December 31, 2005 increased to 56 days, compared to 51 days at March 31, 2005. The average inventory levels and inventory turns is impacted by a number of dynamic activities including the accuracy of customer forecasts, expected panel supplies, and pricing considerations. These activities are not necessarily an indication of what inventory turns might be in the future.

Net cash used in investing activities was $71.6 million during the nine months ended December 31, 2005, compared with cash used in investing activities of $0.9 million during the nine months ended December 31, 2004. This increase was primarily due to the purchase of short-term investments during the nine months ended December 31, 2005.

Net cash provided by financing activities was $25.3 million for the nine months ended December 31, 2005, and $5.2 million for the three months ended December 31, 2004. These represent funds received for the purchase of shares under the terms of our stock option plans.

Contractual Obligations

As of December 31, 2005, our principal commitments consisted of obligations outstanding under operating leases. These commitments include leases for three premises in the United States, located in San Jose and Alviso, California, and one location in each of Canada, India, China, Japan, Singapore, South Korea and Taiwan. In addition, we have obligations under operating leases for equipment. The aggregate minimum annual payments required under our lease obligations, excluding expected sub-lease income, by fiscal year are as follows (in thousands):

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

Our historical revenues and operating results have varied significantly from quarter to quarter. Moreover, our actual or projected operating results for some quarters may not meet the expectations of stock market analysts and investors, which may cause our stock price to decline. In addition to the factors discussed elsewhere in this “Risk Factors” section, a number of factors may cause our revenue to fall short of our expectations or cause fluctuations in our operating results, including:

•	Our ability to gain “design wins” with our customers and ramp new designs into production volumes;

•	Growth rate of the flat-panel TV and LCD monitor markets;

•	Seasonal consumer demand for flat-panel TVs and LCD monitors into which our products are incorporated;

•	Customer inventory levels;

•	Changes in the mix of products we sell, especially as between our higher-priced TV/video products and our lower-priced monitor products, and as between our legacy two-chip solutions and newer one-chip solutions;

•	Increased competition and competitive pricing pressures;

•	Availability and pricing of panels and other components for flat-panel TVs and LCD monitors;

•	Wafer costs and other product fabrication costs;

•	Foreign exchange rate fluctuations, research and development tax credits and other factors that impact tax rates;

•	Changes in product costs or manufacturing yields or available production capacity at our fabrication facilities;

•	U.S. Customs’ enforcement of the ITC Exclusion Order against display controllers that infringe Genesis Microchip’s U.S. patent No. 5,739,867 and LCD monitors containing infringing parts; and

•	Costs and outcome of legal proceedings.

As a result of the fluctuation in our revenues and operating results, our stock price can be volatile, especially if our actual financial performance in a quarter deviates from the financial targets we set at the beginning of that quarter, or from market expectations.

Our success will depend on the growth of the market for flat panel televisions and LCD monitors.

Our ability to generate revenues will depend on the growth of the market for flat-panel televisions, LCD computer monitors, and digital televisions. Our continued growth will also depend upon emerging markets for consumer electronics markets such as HDTV. The potential size of these markets and the timing of their development are uncertain and will depend in particular upon:

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

As the markets for our products continue to develop, our current customers may increase reliance on their own internally developed solutions, and competition from diversified electronic and semiconductor companies will intensify. Some competitors, who may include our own customers, are likely to include companies with greater financial and other resources than we have. Our overseas competitors have reduced cost structures that enable them to compete aggressively on price. Increased competition could harm our business, by, for example, increasing pressure on our profit margins or causing us to lose customers. Also, the federal district court for the Eastern District of Virginia has issued an amended final judgment which states that we have received a license from Silicon Image, Inc. for certain of their DVI and HDMI patents, and must pay Silicon Image royalties on all of our DVI and HDMI products. This amended final judgment, if not overturned on appeal, could hinder our ability to compete with unlicensed competitors that are not required to pay royalties on competing products.

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

The markets for our products are highly concentrated. Our sales are derived from a limited number of customers. Sales to our largest five customers accounted for 49% of our revenues, and for our largest customer 15%, for the three months ended December 31, 2005. We expect that a small number of customers will continue to account for a large amount of our revenues. The decision by any large customer to decrease or cease using our products could harm our business. In addition, our customers sell to a limited number of original equipment manufacturers (OEMs). The decision by any large OEM to decrease or cease using our customer’s products could, in turn, cause our customer to decrease or cease buying from us. Most of our sales are made on the basis of purchase orders rather than long-term agreements so that any customer could cease purchasing products at any time without penalty.

We must sell our current products in greater volumes, or introduce new products with improved margins.

Average selling prices for our products have declined, in many cases dramatically. When average selling prices decline, our revenues decline unless we are able to sell more units, and our gross margin dollars decline unless we are able to reduce our manufacturing and/or other supply chain costs by a commensurate amount. We therefore need to sell our current products in greater volumes to offset the decline in their ASPs, while also introduce new products that have improved gross margins.

Intellectual property infringement suits brought against us or our customers may significantly harm our business.

We defended claims brought against us by Silicon Image, Inc., alleging that certain of our products that contain digital receivers infringe various Silicon Image patent claims. In addition, IP Innovation LLC has sued Dell Computer Corporation, alleging patent infringement by certain of its consumer and/or professional electronics products, including some that contain our display controller products. This lawsuit, or any future patent infringement lawsuits, could subject us to permanent injunctions preventing us from selling the accused products and/or cause us to incur significant costs, including defense costs, settlements and judgments. In addition, as a result of this lawsuit or any future patent infringement lawsuits, our existing customers may decide to stop buying our products, and prospective customers may be unwilling to buy our products.

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

We have been issued patents and have pending United States and foreign patent applications. However, we cannot assure you that any patent will be issued as a result of any applications or, if issued, that any claims allowed will be sufficiently broad to protect our technology. It may be possible for a third party to copy or otherwise obtain and use our products, or technology without authorization, develop similar technology independently or design around our patents. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries. In addition, it is possible that existing or future patents, or even court rulings in our favor regarding our patents, may be challenged, invalidated or circumvented. For example, U.S. Customs has declined to apply our ITC exclusion order to MStar’s Tsunami (or TSU) products; see Part II: Other Information Item 1, “Legal Proceedings.”

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

As semiconductor manufacturing technologies advance, manufacturers typically retire their older manufacturing processes in favor of newer processes. When this occurs, the manufacturer generally provides notice to its customers of its intent to discontinue a process, and its customers will either retire the affected part or design a newer version of the part that can be manufactured on the more advanced process. Consequently, our products may become unavailable from their current manufacturers if the processes on which they are produced are discontinued. Our devices are mainly 0.18, and 0.16 micron technology and these geometries will likely be available for the next two to three years. We must manage the transition to new parts from existing parts. We have commitments from our suppliers to provide notice of any discontinuance of their manufacturing processes in order to assist us in managing these types of product transitions.

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

We do not have our own fabrication facilities, assembly or testing operations. Instead, we rely on others to fabricate, assemble and test all of our products. Most of our products use silicon wafers manufactured by Taiwan Semiconductor Manufacturing Corporation, the loss of which could result in a material increase in the price we must pay for silicon wafers. There are many risks associated with our dependence upon outside manufacturing, including:

•	Reduced control over manufacturing and delivery schedules of products;

•	Political or environmental risks (including earthquake and other natural disasters) in Taiwan, where the manufacturing facilities are located;

•	Reduced control over quality assurance and reliability;

•	Increased manufacturing cost to us in the event that manufacturing capacity becomes constrained;

•	Difficulty of management of manufacturing costs and quantities;

•	Potential lack of adequate capacity during periods of excess demand; and

•	Potential misappropriation of intellectual property.

We depend upon outside manufacturers to fabricate silicon wafers on which our integrated circuits are imprinted. These wafers must be of acceptable quality and in sufficient quantity and the manufacturers must deliver them to assembly and testing subcontractors on time for packaging into final products. We have at times experienced delivery delays and long manufacturing lead times. These manufacturers fabricate, test and assemble products for other companies. We cannot be sure that our manufacturers will devote adequate resources to the production of our products or deliver sufficient quantities of finished products to us on time or at an acceptable cost. The lead-time necessary to establish strategic relationships with new manufacturing partners is considerable. We would be unable to readily obtain an alternative source of supply for any of our products if this proves necessary. Any occurrence of these manufacturing difficulties could harm our business or cause us to incur costs to obtain adequate and timely supply of products.

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

Because our products are based on new technology and standards, a lengthy sales process, typically requiring several months or more, is often required before potential customers begin the technical evaluation of our products. This technical evaluation can then exceed nine months. It can take an additional nine months before a customer commences volume shipments of systems that incorporate our products. However, even when a manufacturer decides to design our products into its systems, the manufacturer may never ship systems incorporating our products. Given our lengthy sales cycle, we experience a delay between the time we increase expenditures for research and development, sales and marketing efforts and inventory and the time we generate revenues, if any, from these expenditures. As a result, our business could be harmed if a significant customer reduces or delays its orders or chooses not to release products incorporating our products.

A large percentage of our revenues will come from sales outside of the United States, which creates additional business risks.

A large portion of our revenues will come from sales to customers outside of the United States, particularly to equipment manufacturers located in South Korea, China, Japan and Taiwan. For the three months ended December 31, 2005, sales to regions outside of the United States represented 99% of revenues. For that same period, sales to China and South Korea alone constituted 43% and 19%, respectively. These sales are subject to numerous risks, including:

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

We depend on product design groups located outside of the United States, primarily in Canada and India. We also rely on foreign third-party manufacturing, assembly and testing operations. These foreign operations subject us to a number of risks associated with conducting business outside of the United States, including the following:

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

We carry out a significant portion of our operations outside of the United States, primarily in Canada and in India and to a lesser extent China, Japan, South Korea, Singapore and Taiwan. Although virtually all of our revenues and costs of revenues are denominated in U.S. dollars, portions of our operating revenue and expenses are denominated in foreign currencies. Accordingly, our operating results are affected by changes in the exchange rate between the U.S. dollar and those currencies. Any future strengthening of those currencies against the U.S. dollar could negatively impact our operating results by increasing our operating expenses as measured in U.S. dollars. We do not currently engage in any hedging or other transactions intended to manage the risks relating to foreign currency exchange rate fluctuations, other than natural hedges that occur as a result of holding both assets and liabilities denominated in foreign currencies. We may, in the future, undertake hedging or other such transactions, if we determine it is necessary to offset exchange rate risks. Based on our overall currency rate exposure at December 31, 2005 and March 31, 2005, a near-term 10% appreciation or depreciation in the U.S. dollar relative to a pool of our foreign currencies would not have a material effect on our operating expenses or financial condition. However, we do have Canadian dollar denominated tax attributes represented by a deferred income tax asset on the condensed consolidated balance sheet. A near-term 10% appreciation in the U.S. dollar relative to the Canadian dollar would increase our income tax expense by approximately $3 million.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Mstar Litigation

Genesis filed a patent infringement complaint against MStar Semiconductor, Inc. (“Mstar”) and other respondents in the U.S. International Trade Commission (“ITC”). In August 2004, the ITC determined that MStar and the other respondents infringe Genesis’s patent, and issued an exclusion order preventing the importation of MStar’s and the other respondents’ infringing display controllers into the United States, as well as LCD monitors and boards containing these products. However, U.S. Customs has declined to enforce the ITC’s exclusion order against MStar’s Tsunami (or TSU) products. In December 2004, Mstar filed an appeal of the exclusion order and related ITC rulings to the Federal Circuit Court of Appeals. The other respondents did not appeal.

The future financial impact of this dispute is not determinable and no provision has been made in our consolidated financial statements for any future costs or settlements associated with these claims.

ITEM 6. EXHIBITS

(a)	Exhibits

Exhibit Number	Exhibit Description
2.1(1)	Agreement and Plan of Merger and Reorganization, dated as of September 27, 2001, by and between Genesis Microchip Incorporated and Sage, Inc.

2.2(1)	Share Exchange and Arrangement Agreement and Plan of Arrangement by and among the Registrant, Genesis Microchip Nova Scotia Corp., and Genesis Microchip Incorporated.

2.3(2)	Agreement and Plan of Merger, dated as of March 17, 2003, among Genesis Microchip Inc., Display Acquisition Corporation and Pixelworks, Inc. (with Forms of Voting Agreements).

3.1(1)	Certificate of Incorporation of the Registrant.

3.2(3)	Amended and Restated Bylaws of the Registrant.

3.3(4)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.

4.1(1)	Form of Common Stock Certificate of the Registrant.

4.2(4)	Preferred Stock Rights Agreement, dated as of June 27, 2002, between the Registrant and Mellon Investor Services, L.L.C., as amended on March 16, 2003.

10.1(5)	Agreement, dated January 20, 1997, between Yves Faroudja and Faroudja Laboratories, Inc.

10.2	[Intentionally omitted]

10.3(6)*	Offer of employment to James E. Donegan dated June 25, 2002.

10.4(6)*	Settlement Agreement and Release with Amnon Fisher.

10.5(9)*	Offer Letter of Employment with Anders Frisk, dated February 15, 2000.

10.6(9)*	Offer Letter of Employment with Matthew Ready, dated April 12, 2000.

10.7(9)*	Offer Letter of Employment from Paradise Electronics, Inc. to Mohammad Tafazzoli, dated February 17, 1998.

10.8(7)*	Form of Change of Control Severance Agreement (as entered into between Genesis and, among others, each of Anders Frisk, Raphael Mehrbians, Tzayao Chan, and Mohammad Tafazzoli).

10.9(9)*	Separation Agreement and Release with Chandrashekar Reddy.

10.10(9)*	Consulting Agreement with Chandrashekar Reddy.

10.11(8)*	1987 Stock Option Plan.

10.12(8)*	1997 Employee Stock Option Plan.

10.13(9)*	1997 Employee Stock Purchase Plan, as last amended on September 17, 2002.

10.14(8)*	1997 Non-Employee Stock Option Plan.

10.15(8)*	2000 Nonstatutory Stock Option Plan.

10.16(8)*	2001 Nonstatutory Stock Option Plan.

10.17(8)*	Paradise Electronics, Inc. 1997 Employee Stock Option Plan.

10.18(8)*	Sage, Inc. Second Amended and Restated 1997 Stock Plan.

10.19(9)*	2001 Employee Stock Purchase Loan Plan (for non-officers).

10.20(9)	Lease Termination Agreement with 1601 McCarthy Boulevard, L.L.C. regarding premises located in Milpitas, California.

10.21(12)*	Settlement Agreement and Release with James E. Donegan.

10.22(10)	Termination and Release Agreement, dated as of August 5, 2003, among Genesis Microchip Inc., Display Acquisition Corporation and Pixelworks, Inc.

10.23(11)*	Offer Letter with Michael Healy.

10.24(11)*	Change of Control Severance Agreement with Michael Healy.

10.25(11)	Option Exchange Agreement with Raphael Mehrbians.

10.26(14)*	Interim CEO Employment Agreement with Eric Erdman.

10.27(14)	Form of director and officer indemnification agreement.

10.28(13)*	2003 Stock Plan.

10.29(15)*	Form of 2000 Nonstatutory Stock Option Plan Stock Option Agreement with Nonemployee Directors

10.30(15)*	Form of 2000 Nonstatutory Stock Option Plan International Stock Option Agreement

10.31(15)*	Form of 2000 Nonstatutory Stock Option Plan Stock Option Agreement for China

10.32(16)*	Amendment No.1 to Separation Agreement and Release with Chandrashekar Reddy, dated November 10, 2004.

10.33(17)*	Offer Letter of Employment with Elias Antoun, dated November 10, 2004.

10.34(18)*	Change in Control Severance Agreement with Elias Antoun, dated November 29, 2004.

10.35(19)*	Separation Agreement and Release with Eric Erdman, dated December 3, 2004.

10.36(19)*	Consulting Agreement with Eric Erdman, dated December 3, 2004.

10.37(20)*	Separation Agreement and Release with Young Ahn, dated December 28, 2004.

10.38*(21)	1997 Employee Stock Option Plan, as amended on September 19, 2005, and form of Notice of Grant of Restricted Stock Units.

10.39*(21)	2000 Nonstatutory Stock Option Plan, as amended on September 19, 2005.

21(9)	Subsidiaries.

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-72202) filed with the Securities and Exchange Commission on October 25, 2001, as amended.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2003.
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 1, 2002, as amended.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A12G filed with the Securities and Exchange Commission on August 5, 2002, as amended by the Registrant’s Statement on Form 8-12G/A filed with the Securities and Exchange Commission on March 31, 2003.
(5)	Incorporated by reference to Faroudja Laboratories, Inc.’s Form S-1 (File No. 333-32375) filed with the Securities and Exchange Commission on July 30, 1997, as amended.
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002.
(7)	Incorporated by reference to Registration Statement on Form S-4 filed by Pixelworks, Inc. with the Securities and Exchange Commission on April 18, 2003, as amended.
(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Securities Exchange Commission on February 21, 2002.
(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities Exchange Commission on June 20, 2003.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on August 6, 2003.
(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on February 13, 2004.
(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A filed with the Securities Exchange Commission on July 29, 2003.
(13)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Securities Exchange Commission on October 15, 2003.
(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities Exchange Commission on June 10, 2004.
(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on November 9, 2004.
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on November 15, 2004.
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on November 19, 2004.
(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on December 3, 2004.
(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on December 8, 2004.
(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on January 3, 2005.
(21)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on November 8, 2005.
*	Identifies a management contract or compensatory plan of arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENESIS MICROCHIP INC.

By:	/s/ MICHAEL E. HEALY
Michael E. Healy
Chief Financial Officer
(Authorized Officer to sign on behalf of Registrant &
Principal Financial Officer)

Date: February 8, 2006

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1(1)	Agreement and Plan of Merger and Reorganization, dated as of September 27, 2001, by and between Genesis Microchip Incorporated and Sage, Inc.

2.2(1)	Share Exchange and Arrangement Agreement and Plan of Arrangement by and among the Registrant, Genesis Microchip Nova Scotia Corp., and Genesis Microchip Incorporated.

2.3(2)	Agreement and Plan of Merger, dated as of March 17, 2003, among Genesis Microchip Inc., Display Acquisition Corporation and Pixelworks, Inc. (with Forms of Voting Agreements).

3.1(1)	Certificate of Incorporation of the Registrant.

3.2(3)	Amended and Restated Bylaws of the Registrant.

3.3(4)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.

4.1(1)	Form of Common Stock Certificate of the Registrant.

4.2(4)	Preferred Stock Rights Agreement, dated as of June 27, 2002, between the Registrant and Mellon Investor Services, L.L.C., as amended on March 16, 2003.

10.1(5)	Agreement, dated January 20, 1997, between Yves Faroudja and Faroudja Laboratories, Inc.

10.2	[Intentionally omitted]

10.3(6)*	Offer of employment to James E. Donegan dated June 25, 2002.

10.4(6)*	Settlement Agreement and Release with Amnon Fisher.

10.5(9)*	Offer Letter of Employment with Anders Frisk, dated February 15, 2000.

10.6(9)*	Offer Letter of Employment with Matthew Ready, dated April 12, 2000.

10.7(9)*	Offer Letter of Employment from Paradise Electronics, Inc. to Mohammad Tafazzoli, dated February 17, 1998.

10.8(7)*	Form of Change of Control Severance Agreement (as entered into between Genesis and, among others, each of Anders Frisk, Raphael Mehrbians, Tzayao Chan, and Mohammad Tafazzoli).

10.9(9)*	Separation Agreement and Release with Chandrashekar Reddy.

10.10(9)*	Consulting Agreement with Chandrashekar Reddy.

10.11(8)*	1987 Stock Option Plan.

10.12(8)*	1997 Employee Stock Option Plan.

10.13(9)*	1997 Employee Stock Purchase Plan, as last amended on September 17, 2002.

10.14(8)*	1997 Non-Employee Stock Option Plan.

10.15(8)*	2000 Nonstatutory Stock Option Plan.

10.16(8)*	2001 Nonstatutory Stock Option Plan.

10.17(8)*	Paradise Electronics, Inc. 1997 Employee Stock Option Plan.

10.18(8)*	Sage, Inc. Second Amended and Restated 1997 Stock Plan.

10.19(9)*	2001 Employee Stock Purchase Loan Plan (for non-officers).

10.20(9)	Lease Termination Agreement with 1601 McCarthy Boulevard, L.L.C. regarding premises located in Milpitas, California.

10.21(12)*	Settlement Agreement and Release with James E. Donegan.

10.22(10)	Termination and Release Agreement, dated as of August 5, 2003, among Genesis Microchip Inc., Display Acquisition Corporation and Pixelworks, Inc.

10.23(11)*	Offer Letter with Michael Healy.

10.24(11)*	Change of Control Severance Agreement with Michael Healy.

10.25(11)	Option Exchange Agreement with Raphael Mehrbians.

10.26(14)*	Interim CEO Employment Agreement with Eric Erdman.

10.27(14)	Form of director and officer indemnification agreement.

10.28(13)*	2003 Stock Plan.

10.29(15)*	Form of 2000 Nonstatutory Stock Option Plan Stock Option Agreement with Nonemployee Directors

10.30(15)*	Form of 2000 Nonstatutory Stock Option Plan International Stock Option Agreement

10.31(15)*	Form of 2000 Nonstatutory Stock Option Plan Stock Option Agreement for China

10.32(16)*	Amendment No.1 to Separation Agreement and Release with Chandrashekar Reddy, dated November 10, 2004.

10.33(17)*	Offer Letter of Employment with Elias Antoun, dated November 10, 2004.

10.34(18)*	Change in Control Severance Agreement with Elias Antoun, dated November 29, 2004.

10.35(19)*	Separation Agreement and Release with Eric Erdman, dated December 3, 2004.

10.36(19)*	Consulting Agreement with Eric Erdman, dated December 3, 2004.

10.37(20)*	Separation Agreement and Release with Young Ahn, dated December 28, 2004.

10.38(21)*	1997 Employee Stock Option Plan, as amended on September 19, 2005, and form of Notice of Grant of Restricted Stock Units.

10.39(21)*	2000 Nonstatutory Stock Option Plan, as amended on September 19, 2005.

21(9)	Subsidiaries.

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-72202) filed with the Securities and Exchange Commission on October 25, 2001, as amended.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2003.
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 1, 2002, as amended.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A12G filed with the Securities and Exchange Commission on August 5, 2002, as amended by the Registrant’s Statement on Form 8-12G/A filed with the Securities and Exchange Commission on March 31, 2003.
(5)	Incorporated by reference to Faroudja Laboratories, Inc.’s Form S-1 (File No. 333-32375) filed with the Securities and Exchange Commission on July 30, 1997, as amended.
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002.
(7)	Incorporated by reference to Registration Statement on Form S-4 filed by Pixelworks, Inc. with the Securities and Exchange Commission on April 18, 2003, as amended.
(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Securities Exchange Commission on February 21, 2002.
(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities Exchange Commission on June 20, 2003.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on August 6, 2003.
(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on February 13, 2004.
(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A filed with the Securities Exchange Commission on July 29, 2003.

(13)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Securities Exchange Commission on October 15, 2003.
(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities Exchange Commission on June 10, 2004.
(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on November 9, 2004.
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on November 15, 2004.
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on November 19, 2004.
(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on December 3, 2004.
(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on December 8, 2004.
(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on January 3, 2005.
(21)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on November 8, 2005
*	Identifies a management contract or compensatory plan of arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of this report.