Form 10-K
period 2006-03-31
GENESIS MICROCHIP INC /DE
filed 2006-06-14
CIK 1161396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-33477
GENESIS MICROCHIP INC.
(Exact name of registrant as specified in its charter)

DELAWARE	77-0584301
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

2150 GOLD STREET P.O. BOX 2150 ALVISO, CALIFORNIA (Address of principal executive offices)	95002 (Zip Code)
(408) 262-6599
(Registrant’s telephone number, including area code)
Securities registered pursuant to section 12(b) of the Act:
None.
Securities registered pursuant to section 12(g) of the Act:
Shares of Common Stock, $0.001 par value

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
      Large accelerated filer ☑          Accelerated Filer ☐          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2005 was approximately $775,532,571 based on the number of shares held by non-affiliates of the registrant as of September 30, 2005, and based on the reported last sale price of common stock on September 30, 2005, which was the last business day of the registrant’s most recently completed second fiscal quarter. This calculation does not reflect a determination that persons are affiliates for any other purposes. Shares of stock held by five percent stockholders have been excluded from this calculation as they may be deemed affiliates.
      The number of shares outstanding of the registrant’s common stock as of June 9, 2006 was 36,111,911.
DOCUMENTS INCORPORATED BY REFERENCE
      Parts of the Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 hereof.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
      This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations concerning matters that are not historical facts. Words such as “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar words and expressions are intended to identify forward-looking statements. We believe that the expectations reflected in the forward-looking statements are reasonable but we cannot assure you that those expectations will prove to be correct. Important factors that could cause our actual results to differ materially from those expectations are disclosed in this report, including, without limitation, in the “Risk Factors” described in Part I, Item 1A. All forward-looking statements are expressly qualified in their entirety by these factors and all related cautionary statements. We do not undertake any obligation to update any forward-looking statements.
TRADEMARKS
      Genesis®, Genesis Display Perfection®, Faroudja®, DCDi® by Faroudja, Faroudja Picture Plus®, Faroudja DCDi Cinema®, Faroudja DCDi Edge®, Nuon®, SmartSCAN®, RealColor®, Real Recoverytm, Ultra-Reliable DVI®, Energy Spectrum Management®, ESM®, PurVIEW HDtm and MCTitm by Faroudja are our trademarks or registered trademarks. This report also refers to the trademarks of other companies.
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
      In addition, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

PART I

ITEM 1.	BUSINESS
OVERVIEW
      We design, develop and market integrated circuits called display controllers that receive and process analog and digital video and graphic images for viewing on a flat-panel display. Our display controllers are typically located inside a flat-panel display device, such as a flat-panel television or computer monitor. We are currently addressing established display applications such as flat-panel computer monitor, and display applications such as liquid crystal display (LCD) television, plasma television, digital cathode ray tube televisions, digital television and other display devices for the consumer electronics market.
      The transition from analog display systems, such as most televisions and computer monitors that use cathode ray tubes (CRT), to digital display systems that use a fixed-matrix of pixels to represent an image, requires sophisticated digital image-processing solutions. Our products solve input, resolution, format and frame refresh rate conversion problems while maintaining critical image information and improving perceived image quality. Our display controller products utilize patented algorithms and integrated circuit architectures, as well as advanced integrated circuit design and system design expertise.
      We began business as a Canadian company in 1987, and changed our domicile to become a Delaware, U.S. corporation in February 2002. Until 1999 we were focused primarily on developing digital image processing technologies. In May 1999, we acquired a private U.S. corporation, Paradise Electronics, Inc., which, in addition to developing digital image processing technologies, was developing analog and mixed signal communications technologies. We have now combined analog and mixed signal technologies with digital image processing technologies into more comprehensive display controller solutions.
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
      In March 2003, we entered into an agreement to merge with Pixelworks, Inc., an Oregon corporation. In August 2003, we and Pixelworks agreed to terminate the proposed merger. Under the terms of the agreement, the parties agreed to a mutual release of claims, and Pixelworks paid us $5.5 million as a reimbursement for our expenses.
      We operate through subsidiaries and offices in the United States, Canada, China, Germany, India, Japan, Singapore, South Korea, and Taiwan. Our business is conducted globally, with the majority of our suppliers and customers located in China, Europe, Japan, South Korea and Taiwan. For a geographical breakdown of our revenues and long-lived assets, see Note 13 to our consolidated financial statements included in Item 8 of this report.
MARKETS AND APPLICATIONS
      Our targeted applications include the following:

•	Flat-Panel Computer Monitors. Flat-panel computer monitors using liquid crystal displays, or LCDs, are increasingly replacing monitors that use CRTs. For the year ended March 31, 2006, applications sold into the flat-panel computer monitor market represented an estimated 43% of our total revenues. Companies whose flat-panel computer monitors incorporate our products include AOC, BenQ, Dell, Fujitsu, Gateway, HP, Innolux, Lenovo, Legend, Lite-On, NEC, Philips, Samsung, Sony, ViewSonic, and many other leading brands.

•	Television & Video. We are leveraging our technologies in video image processing to produce products for fast-growing flat-panel television and high definition digital television applications. These technologies, which include products containing analog video image processing, digital/ MPEG video image processing, timing controllers and other technologies, may also be designed into other applications such as Digital CRT-TVs, home theaters, video projectors, audio/video receivers and DVD players. Companies whose televisions incorporate our products include leading TV manufacturers, including Beko, Changhong, Dell, Eizo, Fujitsu, Haier, Hisense, Konka, LG, NEC, Philips, Samsung, Sharp, Skyworth, Sony, Toshiba, TTE, Vestel, Westinghouse and Zenith. For the year ended March 31, 2006, revenue from applications serving these markets represented an estimated 57% of our total revenues.
PRODUCTS
      The following table shows our principal integrated circuit product families as of March 31, 2006:

Product Family	Description	Markets

FLI22xx/ FLI23xx	Video format conversion and image enhancement processors	CRT TVs, flat-panel TVs, DVD players, video projectors

gm15xx/gm16xx	Graphics/TV video processors for SXGA-WUXGA resolutions	Flat-panel monitors, flat-panel TVs, video projectors

gm22xx/gm52xx	Integrated LCD monitor controllers supporting resolutions up to SXGA	Multi-function monitors and entry-level LCD TVs

gm23xx/gm53xx	Integrated LCD monitor controllers supporting resolutions up to SXGA	Flat-panel monitors

gm60xx	Digital TV video processors	CRT TV, flat-panel TVs, video projectors

gmZAN3xx	Analog interface LCD monitor controllers (for XGA and SXGA- resolution monitors)	LCD monitors and other fixed-resolution pixilated displays

gm56xx/57xx/26xx/27xx (Phoenix)	Pin/firmware compatible family of analog & dual input LCD monitor controllers for XGA and SXGA resolutions	Mainstream LCD monitors using LVDS or RSDS LCD panels

FLI8125 (Hudson)	Single-chip flat-panel TV controller for cost-sensitive applications with 2D NTSC/PAL decoder and DCDi Edge Faroudja video processing	Entry to mid-level flat panel and digital CRT TVs

FLI85xx (Cortez)	Single-chip high-end flat panel TV controller with 3D NTSC/PAL decoder and high-end DCDI Cinema Faroudja video processing	Mid-range to high-end flat panel TVs

FLI86xx (Cortez Advanced)	Premium TV video controller with 10-bit DCDi Cinema Faroudja video processing and two 3D comb filters	LCD/PDP TVs, premium AVR, high definition DVD players, premium LCD TV monitors

FLI85x1 (Cortez Lite)	Single-chip flat-panel TV controller with 3D NTSC/PAL decoder and DCDI Cinema Faroudja video processing	Entry- to mid-level TVs

FLI59xx (Oak)	Single-chip highly integrated, mixed-signal LCD controller for multi-function monitors supporting resolutions up to WUXGA	Multi-function monitors and LCD TVs

gm10500 (PurVIEW HDtm)	Digital TV audio and video decoder	ATSC/DVB/OpenCabletm compliant integrated Digital TVs

gm7746 (TCON)	Single-chip LCD timing controller (TCON) with built-in LCD overdrive and advanced LCD enhancement technologies	LCD TVs and high-end LCD monitors

RESEARCH AND DEVELOPMENT
      Our research and development efforts are performed within the following specialized groups:

•	Algorithm Development Group: focuses on developing high-quality image processing technologies and their implementation in silicon.

•	Product Development Group: focuses on developing standard semiconductor components to service our television, monitor and computer OEM customers. In addition, we develop semiconductor components to serve customers who are designing products for new market applications, such as flat-panel television and other potential mass markets.

•	Software Engineering Group: develops the software environment required for our products to work within target systems. Software is now embedded in many of our products. The other major role of software engineering is tool development. We provide sophisticated software tools to help our customers develop their applications and customize their software to improve the productivity of those engineers involved in the process of getting their products into production.
      As of March 31, 2006, we had 240 full-time employees engaged in research and development. Expenditures for research and development, including non-cash stock-based compensation, were $48.7 million for the year ended March 31, 2006, $41.5 million for the year ended March 31, 2005, and $38.5 million for the year ended March 31, 2004.
CUSTOMERS, SALES AND MARKETING
      Our sales and marketing personnel work closely with customers, industry leaders, sales representatives and our distributors to define features, performance, price and market timing of our products. We focus on developing long-term customer relationships with both system manufacturers and equipment manufacturers. Our marketing group includes applications engineers who support customer designs as well as producing evaluation boards and reference designs for both LCD monitors and flat-panel television applications, thereby providing system on a chip (SOC) solutions that facilitate the integration of our products into the end products manufactured by our customers.
      We sell and market our products directly to customers and through regional sales representatives and distributors. Prior to selling our products, we provide our customers with technical support, design assistance and customer service at their facilities and through our various offices throughout the world. Our sales representatives and distributors also provide ongoing support and service on our behalf. We generally provide a one-year warranty for our products.
      We derive a substantial portion of our revenues from a limited number of products. For the year ended March 31, 2006, our top five products contributed 55% of our total revenues. For the years ended March 31, 2005 and 2004, our top five products contributed 51% and 44% of our total revenues, respectively.
      Our sales are also derived from a limited number of customers, with our largest five customers accounting for 51% of total revenues in fiscal 2006, 52% of total revenues in fiscal 2005 and 53% of total revenues in fiscal 2004.
      For the year ended March 31, 2006, three customers, LG Electronics, Inc., BenQ Inc., and Royal Philips Electronics N.V. each accounted for more than 10% of our total revenues. For the year ended March 31, 2005, two customers, Samsung Electronics Co. and LG Electronics, Inc., each accounted for more than 10% of our total revenues. For the year ended March 31, 2004, two customers, Samsung Electronics Co. and Royal Philips Electronics N.V., each accounted for more than 10% of our total revenues. At March 31, 2006 four customers represented more than 10% of accounts receivable trade. At March 31, 2005, one customer represented more than 10% of accounts receivable trade. The loss of any significant customer could have a material adverse impact on our business.

      We sell our products primarily outside of the United States. For the year ended March 31, 2006, 99% of our revenues were from sales to China, Japan, South Korea, Taiwan, Europe, as well as other countries located in Asia and 1% of our revenues were from customers in the United States.
      Additional information on the concentration of our revenues by geography, customers and markets can be found in Note 13 to our consolidated financial statements included in Item 8 of this report.
      As of March 31, 2006, our sales and marketing force totaled 206 people. This number includes application engineers, as well as sales field application engineers whose role is to create reference designs and assist our customers to incorporate our integrated circuits into their products.
MANUFACTURING
      Third parties with state-of-the-art fabrication equipment and technology manufacture our products. This approach enables us to focus on product design and development, minimizes capital expenditures and provides us with access to advanced manufacturing facilities. Currently, our products are primarily being fabricated, assembled or tested by Taiwan Semiconductor Manufacturing Corporation, Advanced Semiconductor Engineering, International Semiconductor Engineering Labs, Global Advanced Packaging Technology Co. Ltd., STATS ChipPAC Ltd., and Siliconware Precision Industries Ltd. These manufacturers assemble and test our products based on the design and test specifications we have provided. After this process has been completed, our manufacturers ship the finished products to our third party logistics subcontractors in Asia. Through these subcontractors, we then ship our finished products to OEMs or system integrators for integration into their final product. As semiconductor manufacturing technologies advance, manufacturers typically retire their older manufacturing processes in favor of newer processes. When this occurs, the manufacturer generally provides notice to its customers of its intent to discontinue a process, and its customers will either retire the affected part or design a newer version of the part that can be manufactured with the more advanced process. Consequently, our products may become unavailable from their current manufacturers if the processes on which they are produced are discontinued. Our devices are produced using 0.25, 0.18, 0.16 and 0.13 micron process technologies, and the newer of these geometries will likely be available for the next two to three years. We must manage the transition to new parts from existing parts. We have commitments from our suppliers to provide notice of any discontinuance of their manufacturing processes in order to assist us in managing these types of product transitions.
      All of our products are currently sourced such that we have only one supplier for any one semiconductor die. As our volumes grow, we intend to secure sufficient fabrication capacity and diversify our sources of supply. Any inability of a current supplier to provide adequate capacity would require us to obtain products from alternate sources. There is a considerable amount of time required to change wafer fabrication suppliers for any single product, as well as substantial costs to bring that supplier into volume production. Should a source of a product cease to be available, we believe that this would have a material adverse effect on our business, financial condition and results of operations. We have no guarantees of minimum capacity from our suppliers and are not liable for any significant minimum purchase commitments.
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

      We also focus on continuous process improvement. This improvement is not limited to manufacturing and testing processes. We review our development and product planning processes in an effort to design quality into our products from the start. We also have demanding criteria for various stages of product release. Product is usually considered fit for release to mass production only when compliance to these criteria is considered satisfactory upon formal reviews.
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
      We have also taken steps towards addressing environmental concerns. For example, we have qualified lead-free packaging for our products to provide our customers the option of ordering products in lead-free packaging. In addition, we have obtained ISO 14001 (Environmental Management System) certification for our Alviso, California site.
INTELLECTUAL PROPERTY AND LICENSES
      We protect our technology through a combination of patents, copyrights, trade secret laws, trademark registrations, confidentiality procedures and licensing arrangements. We have over 210 United States and foreign patents with additional patent applications pending. In addition to the United States, we apply for and have been granted numerous patents in other jurisdictions, including Europe, China, Singapore, Japan, Taiwan and South Korea. Our patents relate to various aspects of algorithms, product design or architectures. To supplement our proprietary technology, we also license technology from third parties.
COMPETITION
      The market in which we operate is intensely competitive and is characterized by technological change, evolving industry standards and rapidly declining average selling prices. We face competition from both large companies and start-up companies, including ATI Technologies, Broadcom Corp., Intel Corp., LSI Logic Corp., Micronas Semiconductor Holding AG,. Mediatek Corp., Mstar Semiconductor, Inc., National Semiconductor, Novatek Microelectronics, Philips Semiconductors, a division of Philips Electronics N.V., Pixelworks, Inc., Realtek Semiconductor Corp., Silicon Image, Inc., ST Microelectronics, Inc., Trident Microsystems, Inc., Vastview and Zoran Corporation. In addition, many our of current and potential customers have their own internally developed integrated circuit solutions, and may choose not to purchase solutions from third party suppliers like Genesis. We anticipate that as the market for our products develops, our current customers may develop their own products and competition from diversified electronic and semiconductor companies will intensify. Some competitors are likely to include companies with greater financial and other resources than us. Increased competition could harm our business, by, for example, increasing pressure on our profit margins or causing us to lose customers.
      We believe that the principal competitive factors in our markets are:

•	image quality,

•	product design features and performance,

•	product price,

•	the time to market of our products, and

•	the quality and speed of customer support.

BACKLOG
      Our customers typically order products by way of purchase orders that may be canceled or rescheduled without significant penalty. These purchase orders are subject to price negotiations and to changes in quantities of products and delivery schedules in order to reflect changes in customer requirements and manufacturing availability. Further, some of our customers are required to post a letter of credit or pay for the goods in advance of shipment. If the customer does not provide this type of security on a timely basis, the backlog may be rescheduled or may never result in a shipped order. Historically, most of our sales have been made pursuant to short lead-time orders and delivery schedules. In addition, our actual shipments depend on the manufacturing capability of our suppliers and the availability of products from those suppliers. As a result, we operate with a modest amount of backlog for any given quarter at any given time. Therefore, we do not believe that backlog is always a meaningful indicator of our future revenues. We do, however, track revenue and backlog trends on a quarter-to-quarter basis as a means of comparing revenue at a particular date in a quarter to revenue at comparable dates in past quarters.
EMPLOYEES
      As of March 31, 2006, we employed a total of 563 full-time employees, including 240 in research and development, 206 in sales and marketing, 43 in manufacturing operations and quality assurance, and 74 in finance, information technology, human resources and administration. We employ a number of temporary and part-time employees and consultants on a contract basis. Our employees are not represented by a collective bargaining organization. We believe that relations with our employees are satisfactory.

ITEM 1A.	RISK FACTORS
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
      Our historical revenues and operating results have varied significantly from quarter to quarter. Moreover, our actual or projected operating results for some quarters may not meet the expectations of stock market analysts and investors, which may cause our stock price to decline. In addition to the factors discussed elsewhere in this “Risk Factors” section, a number of factors may cause our revenue to fall short of our expectations or cause fluctuations in our operating results, including:

•	Our ability to gain “design wins” with our customers and ramp new designs into production volumes;

•	Growth rate of the flat-panel TV and LCD monitor markets;

•	Seasonal consumer demand for flat-panel TVs and LCD monitors into which our products are incorporated;

•	Customer inventory levels and market share;

•	Changes in the mix of products we sell, especially between our higher-priced TV/video products and our lower-priced monitor products, and between our legacy two-chip solutions and newer one-chip solutions;

•	Increased competition and competitive pricing pressures;

•	Availability and pricing of panels and other components for flat-panel TVs and LCD monitors;

•	Wafer costs and other product fabrication costs;

•	Foreign exchange rate fluctuations, research and development tax credits and other factors that impact tax rates;

•	Changes in product costs or manufacturing yields or available production capacity at our fabrication facilities; and

•	Costs and outcome of legal proceedings.

      As a result of the fluctuation in our revenues and operating results, our stock price can be volatile, especially if our actual financial performance in a quarter deviates from the financial targets we set at the beginning of that quarter, or from market expectations.
Our success will depend on the growth of the market for flat panel televisions and LCD monitors, and our customers’ share of those markets.
      Our ability to generate revenues depends on the growth of the market for flat-panel televisions, LCD computer monitors, and digital televisions. Since we do not sell to every manufacturer in those markets, our revenues also depend on how well our customers perform in those markets. To the extent that our customers’ share of the flat panel television, LCD monitor or digital television markets declines or does not grow, the sales of our products will be negatively impacted. In addition, our growth will also depend upon emerging markets for consumer electronics markets such as HDTV. The potential size of these markets and the timing of their development are uncertain and will depend in particular upon:

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
      We must develop new products and enhance our existing products with improved technologies to meet rapidly evolving customer requirements and industry standards. In addition, we are developing products for digital television, which is a new market and a new application for our display technology. We cannot assure you that we will be able to transition our current technology to meet the demands of the digital television market.
      We need to design products for customers that continually require higher functionality at lower costs. We must, therefore, continue to add features to our products and to include these features on a single chip. The development process for these advancements is lengthy and will require us to accurately anticipate technological innovations and market trends. Developing and enhancing these products is time-consuming, costly and complex.
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
      The markets in which we operate are intensely competitive and are characterized by technological change, evolving industry standards and rapidly declining average selling prices. We compete with both large and small companies, including ATI Technologies, Broadcom Corp., Intel Corp., LSI Logic Corp., Micronas Semiconductor Holding AG, Mediatek Corp., Mstar Semiconductor, Inc., National Semiconductor, Novatek Microelectronics, Philips Semiconductors, a division of Philips Electronics N.V., Pixelworks, Inc., Realtek Semiconductor Corp., Silicon Image, Inc., ST Microelectronics, Inc., Trident Microsystems, Inc., Vastview and Zoran Corporation. In addition, many of our current and potential customers have their own internally developed integrated circuit solutions, and may choose not to purchase solutions from third party suppliers like Genesis. We may also face competition from start-up companies.

      As the markets for our products continue to develop, our current customers may increase reliance on their own internally developed solutions, and competition from diversified electronic and semiconductor companies will intensify. Some competitors, who may include our own customers, are likely to include companies with greater financial and other resources than we have. Our overseas competitors have reduced cost structures that enable them to compete aggressively on price. Increased competition could harm our business, by, for example, increasing pressure on our profit margins or causing us to lose customers. Also, the Court of Appeals for the Federal Circuit has affirmed the judgment of the federal district court for the Eastern District of Virginia that we have received a license from Silicon Image, Inc. for certain of their DVI and HDMI patents, and must pay Silicon Image royalties on all of our DVI and HDMI products. This judgment could hinder our ability to compete with unlicensed competitors that are not required to pay royalties on competing products.
Our customers experience fluctuating product cycles and seasonality, which causes their sales to fluctuate.
      Our products are incorporated into flat panel and CRT displays. Because the market for flat panel displays is characterized by numerous new product introductions, our operating results may vary significantly from quarter to quarter. Our customers also experience seasonality in the sales of their products, which affects their orders of our products. Typically, the second half of the calendar year represents a disproportionate percentage of sales for our customers due to the holiday shopping period for consumer electronics products, and therefore, a disproportionate percentage of our sales. Also, our sales in the first quarter of the calendar year may be lower as a result of the Chinese New Year holiday in Asia. We expect these sales fluctuations to continue for the foreseeable future.
A loss of any of our major customers could have a significant impact on our business.
      The markets for our products are highly concentrated. Our sales are derived from a limited number of customers. Sales to our largest five customers accounted for 51% of our revenues, and for our largest customer 15%, for the year ended March 31, 2006. We expect that a small number of customers will continue to account for a large amount of our revenues. The decision by any large customer to decrease or cease using our products could harm our business. In addition, our customers sell to a limited number of original equipment manufacturers (OEMs). The decision by any large OEM to decrease or cease using our customer’s products could, in turn, cause our customer to decrease or cease buying from us. Most of our sales are made on the basis of purchase orders rather than long-term agreements so that any customer could cease purchasing products at any time without penalty.
We must sell our current products in greater volumes, or introduce new products with improved margins.
      Average selling prices for our products have declined, in many cases significantly. When average selling prices decline, our revenues decline unless we are able to sell more units, and our gross margin dollars decline unless we are able to reduce our manufacturing and/or other supply chain costs by a commensurate amount. We therefore need to sell our current products in greater volumes to offset the decline in their ASPs, while also introduce new products that have improved gross margins.
Our semiconductor products are complex and are difficult to manufacture cost-effectively.
      The manufacture of semiconductors is a complex process. It is often difficult for semiconductor foundries to achieve acceptable product yields. Product yields depend on both our product design and the manufacturing process technology unique to the semiconductor foundry. Since low yields may result from either design or process difficulties, identifying yield problems may occur well into the production cycle, when a product exists which can be physically analyzed and tested. Low yields negatively impact our gross margins and our financial results.

Defects in our products could increase our costs, cause customer claims, and delay our product shipments.
      Although we test our products, they are complex and may contain defects and errors. In the past, we have encountered defects and errors in our products. Delivery of products with defects or reliability, quality or compatibility problems may damage our reputation and our ability to retain existing customers and attract new customers. In addition, product defects and errors could result in additional development costs, diversion of technical resources, delayed product shipments, increased product returns, and product liability claims against us which may not be covered by insurance. Any of these could harm our business.
We subcontract our manufacturing, assembly and test operations.
      We do not have our own fabrication facilities, assembly or testing operations. Instead, we rely on others to fabricate, assemble and test all of our products. Most of our products use silicon wafers manufactured by Taiwan Semiconductor Manufacturing Corporation, the loss of which could result in a material increase in the price we must pay for silicon wafers. There are many risks associated with our dependence upon outside manufacturing, including:

•	Lack of adequate capacity during periods of excess demand;

•	Increased manufacturing cost or the unavailability of product in the event that manufacturing capacity becomes constrained;

•	Reduced control over manufacturing and delivery schedules of products;

•	Reduced control over quality assurance and reliability;

•	Difficulty of management of manufacturing costs and quantities;

•	Potential misappropriation of intellectual property; and

•	Political or environmental risks (including earthquake and other natural disasters) in Taiwan, where the manufacturing facilities are located;
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
      We defended claims brought against us by Silicon Image, Inc., alleging that certain of our products that contain digital receivers infringe various Silicon Image patent claims. In addition, IP Innovation LLC has sued Dell Computer Corporation, LG Electronics and other companies that incorporate our products into their displays, alleging patent infringement by certain consumer and professional electronics products, including some that contain our display controller products. This lawsuit, or any future patent infringement lawsuits, could subject us to permanent injunctions preventing us from selling the accused products and/or cause us to incur significant costs, including defense costs, settlements and judgments. In addition, as a result of this lawsuit or any future patent infringement lawsuits, our existing customers may decide to stop buying our products, and prospective customers may be unwilling to buy our products.

      Intellectual property lawsuits, regardless of their success, are time-consuming and expensive to resolve and divert management time and attention.
      In addition, if we are unsuccessful and our products (or our customers’ monitors or televisions that contain our products) are found to infringe the intellectual property rights of others, we could be forced to do one or more of the following:

•	Stop selling the products or using the technology that are allegedly infringing;

•	Attempt to obtain a license to the relevant intellectual property, which license may not be available on reasonable terms or at all;

•	Incur substantial costs including defense costs, settlements and/or judgments; and

•	Attempt to redesign those products that are allegedly infringing.
      As a result, intellectual property litigation could have a material adverse effect on our revenues, financial results and market share.
We may be required to indemnify our customers against claims of intellectual property infringement.
      From time to time, we enter into agreements with our customers that contain indemnification provisions for claims based on infringement of third party intellectual property rights. As a result, if such a claim based on our products is made against an indemnified customer, we may be required under our indemnification obligations to defend or settle the litigation, and/or to reimburse that customer for its costs, including defense costs, settlements and judgments. We may also be subject to claims for indemnification under statutory or common law. For example, we have agreed to indemnify some of our customers in connection with lawsuits or threatened lawsuits by IP Innovation LLC against Dell Computer Corporation, LG Electronics and other consumer electronics companies, alleging patent infringement by various products that contain our display controller products. This or other patent litigation and any indemnification obligations we may have could have a material adverse effect on our revenues, financial results and market share, and could result in significant payments by us that could have a material adverse effect on our financial position.
We may be unable to adequately protect our intellectual property. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as non-disclosure agreements and other methods to protect our proprietary technologies.
      We have been issued patents and have pending United States and foreign patent applications. However, we cannot assure you that any patent will be issued as a result of any applications or, if issued, that any claims allowed will be sufficiently broad to protect our technology. It may be possible for a third party to copy or otherwise obtain and use our products, or technology without authorization, develop similar technology independently or design around our patents. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries. In addition, it is possible that existing or future patents, or even court rulings in our favor regarding our patents, may be challenged, invalidated or circumvented. For example, U.S. Customs has declined to apply our ITC exclusion order to MStar’s Tsunami (or TSU) products; see Part II: Other Information Item 3, “Legal Proceedings.”
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
      As semiconductor manufacturing technologies advance, manufacturers typically retire their older manufacturing processes in favor of newer processes. When this occurs, the manufacturer generally provides notice to its customers of its intent to discontinue a process, and its customers will either retire the affected part or design a newer version of the part that can be manufactured on the more advanced process. Consequently, our products may become unavailable from their current manufacturers if the processes on which they are produced are discontinued. Our devices are mainly 0.18, 0.16 and 0.13 micron technology and the newer of these geometries will likely be available for the next two to three years. We must manage the transition to new parts from existing parts. We have commitments from our suppliers to provide notice of any discontinuance of their manufacturing processes.
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
      A large portion of our revenues will come from sales to customers outside of the United States, particularly to equipment manufacturers located in South Korea, China, Europe, Japan and Taiwan. For the year ended March 31, 2006, sales to regions outside of the United States represented 99% of revenues. For that same period, sales to China and South Korea alone constituted 43% and 19%, respectively. These sales are subject to numerous risks, including:

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
Our multi-jurisdictional tax structure is complex and we could be subject to increased taxation.
      We conduct business operations in a number of countries and are subject to taxation in those jurisdictions. We develop our tax position based upon the anticipated nature and structure of our business and the tax laws, administrative practices and judicial decisions now in effect in the countries in which we have assets or conduct business, all of which are subject to change or differing interpretations. We are also subject to audit by local tax authorities which could result in additional tax expense in future periods. Any increase in our income tax expense could adversely impact on our future earnings and cash flows.
      In addition, some of our subsidiaries provide products and services to, and may undertake significant transactions with, our other subsidiaries that are incorporated in different jurisdictions. Some of these jurisdictions have tax laws with detailed transfer pricing rules which require that all transactions with non-resident related parties be priced using arm’s-length pricing principles. International transfer pricing is a complex area of taxation and generally involves a significant degree of judgment. If international taxation authorities successfully challenge our transfer pricing policies, our income tax expense may be adversely affected.
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
      Our growth is dependent upon market growth and our ability to enhance our existing products and introduce new products on a timely basis. One of the ways we may address the need to develop new products is through acquisitions of other companies or technologies, such as our acquisitions of Sage and the assets of VM Labs. These acquisitions and potential future acquisitions involve numerous risks, including the following:

•	We may experience difficulty in assimilating the acquired operations and employees;

•	We may be unable to retain the key employees of the acquired operations;

•	The acquisitions may disrupt our ongoing business;

•	We may not be able to incorporate successfully the acquired technologies and operations into our business and maintain uniform standards, controls, policies and procedures;

•	We may lack the experience to enter into new markets, products or technologies; and

•	An acquisition we choose to pursue may require a significant amount of capital, which limits our ability to pursue other strategic opportunities.
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
We may become subject to judgments for securities class action suits.
      We have been a defendant in a securities class action suit. In March 2006, Genesis and the plaintiff signed an agreement to settle the lawsuit. However, we may be subject to future securities class action suits, which could subject us to judgments in excess of our insurance coverage and could harm our business. In addition, this kind of lawsuit, regardless of its outcome, is likely to be time-consuming and expensive to resolve and may divert management time and resources.
We need to continually evaluate internal financial controls against evolving standards.
      The Sarbanes-Oxley Act of 2002 and newly proposed or enacted rules and regulations of the Securities and Exchange Commission and the National Association of Securities Dealers impose new duties on us and our executives, directors, attorneys and independent registered public accountants. In order to comply with the Sarbanes-Oxley Act and such new rules and regulations, we have evaluated our internal controls systems to allow management to report on, and our independent auditors to attest to, our internal controls. As a result, we have incurred additional expenses for internal and outside legal, accounting and advisory services, which have increased our operating expenses and accordingly reduced our net income or increased our net losses. While we have met the requirements of Section 404 including the evaluation, documentation and testing of internal controls for the year ended March 31, 2006, we cannot be certain as to the future outcome of our testing and resulting remediation actions or the impact of the same on our operations. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements and we expect to continue to incur significant expenses in connection with this process. In the event that our chief executive officer, chief financial officer or independent registered public accounting firm determine in the future that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions may be adversely affected and could cause a decline in the market price of our stock. In addition, current regulatory standards are subject to change, and additional standards may be imposed.
General economic conditions may reduce our revenues and harm our business.
      As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic conditions. During times of economic slowdown, many industries may delay or reduce technology purchases. As a result, if economic conditions in the United States, Asia or Europe worsen, or if a wider or global economic slowdown occurs, reduced orders and shipments may cause us to fall short of our revenue expectations for any given period and may result in us carrying increased inventory. These conditions would negatively affect our business and results of operations. If our inventory builds up as a result of order postponement, we would carry excess inventory that is either unusable or that must be sold at reduced prices which will harm our revenues and gross margins . In addition, weakness in the technology market could negatively affect the cash flow of our customers who could, in turn, delay paying their obligations to us. This would increase our credit risk exposure, which could harm our financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
      None.
EXECUTIVE OFFICERS
      The following table lists the names and positions held by each of our executive officers as of March 31, 2006:

Name	Age	Position

Elias Antoun	49	Chief Executive Officer and Director
Anders Frisk	50	Executive Vice President
Michael Healy	44	Chief Financial Officer and Senior Vice President, Finance
Behrooz Yadegar(1)	46	Senior Vice President, Product Development
Tzoyao Chan(2)	53	Senior Vice President, Strategic Engineering Initiatives
Raphael Mehrbians	46	Senior Vice President, Product Marketing
Mohammad Tafazzoli	46	Senior Vice President, Operations
Ernest Lin	52	Senior Vice President, Worldwide Sales
Jeffrey Lin	33	General Counsel
Rajeev Munshi(3)	42	Vice President, Quality Assurance
Ken Murray(4)	55	Vice President, Human Resources
Ava Hahn	33	Associate General Counsel and Secretary

(1)	On May 16, 2006, Behrooz Yadegar was appointed Senior Vice President, Product Development.

(2)	As of May 16, 2006, Tzoyao Chan ceased being an executive officer of the Company.

(3)	As of May 16, 2006, Rajeev Munshi ceased being an executive officer of the Company.

(4)	As of May 16, 2006, Ken Murray ceased being an executive officer of the Company.

      Elias Antoun has served as Chief Executive Officer since November 2004. Prior to his appointment, Mr. Antoun served as the President and Chief Executive Officer of Pixim, Inc., an imaging solution provider for the video surveillance market, between March 2004 and November 2004. From February 2000 to August 2003, Mr. Antoun served as the President and Chief Executive Officer of MediaQ, Inc., a mobile handheld graphics IC company acquired by NVIDIA Corporation in August 2003. From January 1991 to February 2000, Mr. Antoun held a variety of positions with LSI Logic Corporation, most recently serving as Executive Vice President of the Consumer Products Division from 1998 until his departure in January 2000. Mr. Antoun served as a Director of HPL Technologies, Inc. from August 2000 to December 2005, and as Chairman of the Board of Directors of HPL Technologies, Inc. from July 2002 to December 2005.
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
      Behrooz Yadegar joined Genesis in May 2006 as Senior Vice President, Product Development. Prior to joining Genesis, Mr. Yadegar served as the Vice President of Engineering and Operations for Cortina Systems Inc., a global communications supplier of port connectivity solutions to the networking and telecommunications sector, from March 2004 to April 2006. From October 2000 to August 2003, Mr. Yadegar was the Senior Vice President of Engineering and Operations at MediaQ, Inc., which was acquired by NVIDIA in 2003. Previously, Mr. Yadegar held senior technical management positions at Silicon Graphics, MIPS and Intel. Mr. Yadegar holds B.S. and M.S. degrees in electrical engineering from the University of Missouri.
      Tzoyao Chan, Senior Vice President, Strategic Engineering Initiatives, joined Genesis in May 1999 as the result of the merger with Paradise Electronics. Dr. Chan served as our Senior Vice President, Product Development until May 2006. Before joining Paradise in May 1997, Dr. Chan was Director of Engineering at Cirrus Logic, Inc., a semiconductor company. He has also held various engineering and management positions at leading chip-design companies including Bell Labs (now Lucent Technology), Intel Corp, LSI Logic, Chips & Technologies and S3. Dr. Chan holds a Ph.D. in electrical engineering from the University of Arizona.
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
      Mohammad Tafazzoli has served as Vice President, Operations since June 2000 and was appointed Senior Vice President in May 2004. He was previously the Director of Operations at Genesis and joined the company as a result of the merger with Paradise Electronics. Prior to joining Paradise in 1998, Mr. Tafazzoli was a Senior Manager, Product Engineering for the Graphics Business Unit of Cirrus Logic, Inc., a

semiconductor company, from October 1993 to March 1998. Mr. Tafazzoli holds a bachelor’s degree in electrical engineering from San Jose State University.
      Ernest Lin has served as Senior Vice President, Worldwide Sales since January 2005. Prior to joining Genesis, Mr. Lin served as vice president of global sales at NeoMagic Corporation from December 2001 to December 2004. Prior to then, Mr. Lin served as executive vice president of business operations for LinkUp System Corporation from September 1997 until its acquisition by NeoMagic in December 2001. Additionally, Mr. Lin was instrumental in building Cirrus Logic’s business in the Asia Pacific region. During his 12 year tenure at Cirrus Logic, he held several executive management, sales and engineering positions, including vice president, Asia Pacific Sales. Mr. Lin holds an MBA from Santa Clara University, a Master’s degree in computer science from the University of Utah and a BSEE from the National Taiwan University in Taipei, Taiwan.
      Jeffrey Lin joined Genesis in September 2004 and has served as General Counsel since August 2005. Prior to joining Genesis, from June 1999 to August 2004, Mr. Lin was an associate with Wilson Sonsini Goodrich & Rosati, P.C., where he focused on technology transactions for private and public companies. Prior to that, Mr. Lin was an attorney at the Federal Trade Commission, where he worked on antitrust matters in the microprocessor industry. Mr. Lin holds a B.S. from the University of Michigan and a J.D. from UCLA School of Law.
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
      Ava Hahn joined Genesis in August 2002 as Corporate Counsel. From May 2003 to August 2005, she served as General Counsel, and since October 2003, she has also served as Secretary. In addition, Ms. Hahn was Assistant Secretary from September 2002 to October 2003. From August 2000 to August 2002, Ms. Hahn was Director, Legal Affairs at LuxN, Inc., an optical networking company. Prior to then, from August 1997 to August 2000, Ms. Hahn was an associate attorney with Wilson Sonsini Goodrich & Rosati, P.C. Ms. Hahn holds a bachelor’s degree from the University of California at Berkeley and a J.D. from Columbia Law School.

ITEM 2.	PROPERTIES
      We lease offices in Alviso, Santa Clara and San Jose, California; Thornhill, Ontario, Canada; Bangalore, India; Taipei, Taiwan; Seoul, South Korea; Singapore; Shenzen, China; and Tokyo, Japan. We believe our existing facilities are adequate to meet our needs for the immediate future and that future growth can be accomplished by leasing additional or alternative space on commercially reasonable terms. Further information on our lease commitments can be found in Note 12 to our consolidated financial statements included in Item 8 of this report.

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
      In July 2003, the District Court issued a memorandum opinion, followed by a final judgment in August 2003 and an amended final judgment in December 2003. In its opinion, the District Court ruled that Genesis and Silicon Image have settled their disputes based on a Memorandum of Understanding (“MOU”) signed on December 18, 2002. The District Court’s opinion states that the MOU is a binding settlement agreement and that Genesis will pay Silicon Image a monetary settlement, license fee and running royalties on all DVI and HDMI products. We recorded a provision for costs associated with this patent litigation in the year ended March 31, 2003, a portion of which was paid in escrow to the court in August 2003. An additional undisclosed amount was paid to the court as a bond in March 2004. The payments to the court have been accounted for as reductions of the related liability. In addition, Genesis has continued to reserve estimated amounts that may be payable to Silicon Image pursuant to the District Court’s judgment regarding the MOU since the year ended March 31, 2003.
      In January 2004, Genesis filed a notice of appeal to the United States Court of Appeals for the Federal Circuit. In April 2006, the Court of Appeals affirmed the District Court’s decision.
      The future financial impact arising from any appeal or other legal actions related to the dispute is not yet determinable and no other provision has been made in our consolidated financial statements for any future costs associated with this claim, other than the estimated amounts that may be payable under the MOU as noted above.
Mstar Litigation
      Genesis filed a patent infringement complaint against MStar Semiconductor, Inc. (“Mstar”) in the U.S. International Trade Commission (“ITC”) in 2003. In August 2004, the ITC determined that MStar and the other respondents infringe Genesis’s patent, and issued an exclusion order preventing the importation of MStar’s and the other respondents’ infringing display controllers into the United States, as well as LCD monitors and boards containing these products. However, U.S. Customs has declined to enforce the ITC’s exclusion order against MStar’s Tsunami (or TSU) products. In December 2004, Mstar filed an appeal of the exclusion order and related ITC rulings to the Federal Circuit Court of Appeals. In May 2006, the Court of Appeals upheld the ITC’s decision in favor of Genesis. Also, in April 2006, Genesis filed a motion to enforce the exclusion order against Mstar’s Tsunami products in the ITC. The motion is pending.
      The future financial impact of this dispute is not determinable and no provision has been made in our consolidated financial statements for any future costs or settlements associated with these claims.
Securities Class Action Litigation
      In November 2002, a putative securities class action captioned Kuehbeck v. Genesis Microchip et al., Civil Action No. 02-CV-05344, was filed against Genesis, former Chief Executive Officer Amnon Fisher, and former Interim Chief Executive Officer Eric Erdman, and amended in July 2003 to include Executive Vice President Anders Frisk (collectively the “Individual Defendants”) in the United States District Court for the Northern District of California. The complaint alleges violations of Section 10(b) of the Securities and Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder against Genesis and the Individual Defendants, and violations of Section 20(a) of the Exchange Act against the Individual Defendants. The complaint sought unspecified damages on behalf of a purported class of purchasers of Genesis’s common stock between April 29, 2002 and June 14, 2002. In July 2005, the court granted Genesis’s motion to dismiss the case, with prejudice. The plaintiffs filed an appeal to the Ninth Circuit Court of Appeals. The parties signed an agreement to settle the case in March 2006.
      An unfavorable resolution of any of these lawsuits could have a material adverse effect on Genesis’s business, results of operations or financial condition.
      We are not a party to any other material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2006.
PART II

ITEM 5.	MARKET FOR OUR COMMON STOCK AND RELATED STOCKHOLDER MATTERS
MARKET INFORMATION
      Our common stock trades on the Nasdaq National Market under the symbol “GNSS.” We have not listed our stock on any other markets or exchanges. The following table shows the high and low closing prices for our common stock as reported by the Nasdaq National Market:

	High	Low

2004 Calendar Year
First Quarter	$22.36	$14.20
Second Quarter	$19.75	$13.20
Third Quarter	$13.50	$9.60
Fourth Quarter	$17.29	$13.45
2005 Calendar Year
First Quarter	$16.35	$11.98
Second Quarter	$19.25	$13.32
Third Quarter	$27.16	$18.15
Fourth Quarter	$23.13	$17.07
2006 Calendar Year
First Quarter	$22.40	$17.04
Second Quarter (to June 8, 2006)	$17.37	$11.59
      As of May 15, 2006, we had approximately 184 common stockholders of record and a substantially greater number of beneficial owners.
DIVIDEND POLICY
      We have never declared or paid dividends on our common stock. We intend to retain our earnings for use in our business and therefore we do not anticipate declaring or paying any cash dividends in the foreseeable future.

SALES OF UNREGISTERED SECURITIES
      None.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA
      Selected consolidated financial data for the last five fiscal years appears below (in thousands, except per share data):

	Year Ended March 31,

	2006	2005	2004	2003	2002

STATEMENTS OF OPERATIONS DATA:
Revenues	$269,506	$204,115	$213,420	$194,325	$163,370
Cost of revenues(1)	153,039	125,394	134,735	127,110	90,152

Gross profit	116,467	78,721	78,685	67,215	73,218
Operating expenses:
Research and development(2)(3)	48,700	41,534	38,552	39,895	24,366
Selling, general and administrative(3)(4)	48,698	45,619	47,126	47,042	19,032
Restructuring	—	—	—	—	1,858
In-process research and development	—	—	—	—	4,700

Total operating expenses	97,398	87,153	85,678	86,937	49,956

Income (loss) from operations	19,069	(8,432)	(6,993)	(19,722)	23,262
Interest and other income, net	5,403	1,939	1,725	946	1,463

Income (loss) before income taxes	24,472	(6,493)	(5,268)	(18,776)	24,725
Provision for (recovery of) income taxes	6,082	2,954	(1,063)	(4,140)	6,729

Net income (loss)	$18,390	$(9,447)	$(4,205)	$(14,636)	$17,996

Earnings (loss) per share:
Basic	$0.53	$(0.29)	$(0.13)	$(0.47)	$0.82
Diluted	$0.50	$(0.29)	$(0.13)	$(0.47)	$0.74
Weighted average number of common shares outstanding:
Basic	34,909	33,084	31,876	31,248	22,025
Diluted	36,877	33,084	31,876	31,248	24,177

(1)	Amortization of acquired intangible assets of $6,835,000 for fiscal year 2006; $7,700,000 for each of fiscal years 2005, 2004 and 2003; and $865,000 for fiscal year 2002, has been reclassified to Cost of revenues from Operating expenses.

(2)	Amortization of acquired intangible assets of $2,809,000 for fiscal year 2006; $2,916,000 for each of fiscal years 2005 and 2004; $2,927,000 for 2003; and $167,000 for fiscal year 2002, have been reclassified to Research & Development from a single classification within Operating expenses.

(3)	Certain expenses of $7,633,000 for fiscal year 2006; $5,270,000 for fiscal year 2005; $4,653,000 for fiscal year 2004; $3,693,000 for fiscal year 2003; and $2,437,000 for fiscal year 2002, have been reclassified from Selling, general and administrative to Research and development to reflect a change in the allocation methodology.

(4)	Certain costs associated with patent litigation of $1,331,000 for fiscal year 2006; $2,589,000 for fiscal year 2005; $12,630,000 for fiscal year 2004; and $14,504,000 for fiscal year 2003, have been reclassified to Selling, general and administrative from a single classification within Operating expenses.

	March 31,

	2006	2005	2004	2003	2002

BALANCE SHEETS DATA:
Cash, cash equivalents and short-term investments	$185,379	$129,757	$118,222	$113,138	$106,564
Working capital	204,519	156,411	147,651	130,831	139,633
Total assets	479,677	416,292	410,726	402,654	428,391
Total long-term liabilities, net of current portion	—	—	—	—	328
Stockholders’ equity	439,424	389,496	386,855	373,833	383,571
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
      We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with a general discussion of our target markets, the nature of our products, and some of the business issues we are facing as a company. Next, we address the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then discuss our Results of Operations for the year ended March 31, 2006, or fiscal 2006, compared to fiscal 2005 and 2004, and corresponding quarterly information within those quarters as viewed through the eyes of Management. Lastly, we provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments. This MD&A should be read in conjunction with the other sections of this Annual Report on Form 10-K.
OVERVIEW

Our Markets
      We develop and market image-processing and image enhancing solutions. We design, develop and market integrated circuits that receive and process digital video and graphic images. We also supply reference boards and designs that incorporate our software and proprietary integrated circuits, or chips. We have recently introduced a panel timing controller product. Our products are primarily used in large-area liquid crystal displays (“LCDs”). These displays may be used in desktop monitor applications or other types of display devices, including LCD TVs, Plasma TVs, Rear Projection TVs, Digital CRT TVs and AVRs (Audio/Video Receivers).

      We generate the majority of our revenue by selling our image-processing solutions to the manufacturers of LCD monitors, flat panel displays and television sets. We outsource the manufacturing of our products to large semiconductor manufacturers, thereby eliminating the need for capital-intensive plant and equipment. Our most significant cash operating expense is labor, with our workforce employed in research and development of new products and technologies and in marketing, sales, customer support, and distribution of our products.
      Our primary target end-markets are LCD computer monitors and flat panel televisions. We also design products that serve both applications, so-called multi-function monitors, and it is difficult to distinguish between a monitor with television capability and a television with a PC input. Both of these display devices could use the same Genesis chip. Similarly, we supply certain customers with chips originally designed for a LCD computer monitor that the customer may use in flat panel televisions. We assist customers in developing their designs. Typically, a TV design will take more time and support from our software and field application engineers than a monitor design, increasing our costs during a customer’s pre-production period.
      The growth in our target markets is limited by the industry’s capacity to supply LCD panels or other digital displays. Furthermore, the availability of LCD panels from time to time has been constrained, causing unexpected increases in the cost of LCD panels to our customers, thus resulting in customers rapidly changing their demand expectations for our products. Our products usually represent less than two percent of the average retail cost of a standard flat panel TV today, while the cost of the LCD panel within a LCD computer monitor or flat panel TV represents the majority of the cost of the finished product. Consequently, constraints on availability of LCD panels or increases in panel costs can result in reduced demand for our products, and it is very difficult to accurately predict the availability or cost of LCD panels and well beyond our means to control. Conversely, it is the increase in production volumes of larger size LCD panels in new fabrication facilities coming on line over the next several years that is expected to result in lower-cost panels and hence lower average selling prices of the end product. We believe retail prices will continue to decline and we expect this trend to lead to an increase in demand for display controllers.
      The LCD computer monitor and flat panel TV industries are very competitive and growth industries like ours tend to attract new entrants. Our average selling prices of monitor display controllers, in spite of increased functionality have declined by more than 40% over the past two fiscal years. Our strategy is to maintain market leadership through integration of new features and functions and by providing the highest image quality at a cost-effective price. We believe we are able to deliver the desired feature-rich image quality through relationships with customers, patented technologies, effective chip design, software capabilities, and customer support. While maintaining our leadership in image quality and product feature sets, we strive to maximize profitability by reducing product cost through efficient chip design and driving costs down throughout our supply chain.
      While we primarily market and sell our integrated circuits directly to manufacturers, we have sold finished systems, primarily to the high-end home theater market, under the Faroudja brand. These products were generally sold through specialty retail channels and represented a very small portion of our overall revenue (less than 2.5% of revenue for the fiscal year ended March 31, 2005). During the quarter ended June 30, 2005, we entered into a strategic alliance with Meridian Audio Limited that gives Meridian the right to manufacture and distribute Genesis’s Faroudja home theater solutions, and to promote the Faroudja brand, on a worldwide basis as part of Meridian’s product portfolio. These products will be marketed and distributed through Meridian’s global distribution network. While Genesis will continue to develop advanced Faroudja algorithms for integration into its integrated circuit (“IC”) products, it has discontinued the manufacture and sale of home theater systems.
      Sales to distributors comprised approximately 21% of revenue for the year ended March 31, 2006. This percentage is expected to increase, especially as sales volumes increase in China and Japan, where our use of distributors is more prevalent. We are also using distributor relationships to enable us to increase our market penetration of smaller customers with minimal incremental direct customer support.
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

Revenue Recognition
      Genesis recognizes revenue from semiconductor product sales to customers when a contract is established, the price is determined, shipment is made and collectibility is reasonably assured. Product sales to distributors may be subject to agreements having a right of return on termination of the distributor relationship. Revenue, and related cost of revenues from sales to distributors, is deferred until the distributors resell the product, verified by point-of-sale reports. At the time of shipment to distributors, we record a trade receivable for the selling price, relieve inventory of the value of the product shipped and record the gross margin as deferred revenue, a component of accrued liabilities on our consolidated balance sheet. In certain circumstances, where orders are placed with non-cancelable/non-return terms, we recognize revenue upon shipment. Reserves for sales returns and allowances are recorded at the time of recognizing revenue. To date, we have not experienced significant product returns.

Manufacturing and Supply
      We generally need to place purchase orders for products before we receive purchase orders from our customers. This is because production lead times for silicon wafers and substrates, from which our products are manufactured, can be as long as three to four months, while many of our customers place orders only one month or less in advance of their requested delivery date. We have agreements with suppliers in Asia such that we are dependent on the suppliers’ manufacturing yields. We continue to review and, where feasible, establish alternative sources of supply to reduce our reliance on individual key suppliers and reduce lead times, though dual sourcing for specific products sometimes is more costly due to initial set-up costs and lower initial yields as each new manufacturing supplier ramps up production. While we have frequent communication with significant customers to review their requirements, we are restricted in our ability to react to fluctuations in demand for our products, which exposes us to the risk of having either too much or not enough of a particular product. We regularly evaluate the carrying value of inventory held. For the year ended March 31, 2006, we recorded net reserves totaling $1,080,000, for inventory which we did not foresee sufficient demand to support the carrying value or where the market price was less than our actual cost. An example of this would be where certain customers transitioned to next generation products more quickly than anticipated.

Global Operations
      We operate through subsidiaries and offices in several countries throughout the world. Our head office is located in Alviso (Silicon Valley), California. Our research and development resources are located in the United States, Canada and India. The majority of our customers are located in Asia, supported by our sales offices in China, Germany, Japan, Singapore, South Korea, and Taiwan. Our third party suppliers are located primarily in Taiwan. Although all of our revenues and virtually all of our costs of revenues are denominated in U.S. dollars, portions of our operating expenses are denominated in foreign currencies. Accordingly, our operating results are affected by changes in the exchange rate between the U.S. dollar and those currencies. Any future strengthening of those currencies against the U.S. dollar could negatively impact our operating results by increasing our operating expenses as measured in U.S. dollars.
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

Mergers, Acquisitions and Strategic Investments
      Technology companies often use mergers, acquisitions and strategic investments to accelerate development of products, to realize potential synergies or to enter new markets. We have made significant acquisitions in the past, for example Sage Inc. in February 2002, resulting in the recording of significant intangible assets on our balance sheet.
      In April 2006, we entered into a cross-licensing agreement with Mobilygen Corp., a privately held company that is developing H.264 and other video codec solutions for mobile devices. The agreement will give both companies access to certain technologies for select markets and enables them to jointly define future products to complement existing product portfolios. In addition, Genesis made an equity investment in Mobilygen, and Elias Antoun, our president and CEO, joined Mobilygen’s board of directors.
      For details on other mergers, acquisitions and strategic investments, please refer to previously filed Annual and Quarterly Reports.

Critical Accounting Policies and Estimates
      The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. As described below, significant estimates are used in determining the allowance for doubtful accounts, inventory obsolescence provision, deferred tax asset valuation, potential settlements and costs associated with patent litigation, royalty obligations to third parties and the useful lives of intangible assets. We evaluate our estimates on an on-going basis, including those related to product returns, bad debts, inventories, investments, intangible assets, income taxes, warranty and royalty obligations, litigation and other contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
      We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

•	We record estimated reductions to revenue for customer returns based on historical experience. A customer has a right to return products only if the product is faulty or upon termination of a distributor agreement, although in certain circumstances we agree to accept returns if replacement orders are placed for other products or to maintain our business relationship. If actual customer returns increase, we may be required to recognize additional reductions to revenue.

•	We record the estimated future cost of replacing faulty product as an increase to cost of revenues. To date we have not experienced significant returns related to quality. If returns increase as a result of changes in product quality, we may be required to recognize additional warranty expense.

•	We maintain allowances for estimated losses resulting from the inability of our customers to make required payments and other disputes. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We have not suffered any significant loss in this area.

•	We provide for inventory obsolescence reserves against our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those we project, additional inventory valuation reserves may be required.

•	We provide for costs associated with settling litigation when we believe that we have a reasonable basis for estimating those costs. If actual costs associated with settling litigation differ from our estimates, we may be required to recognize additional costs.

•	Goodwill, which represents the excess of cost over the fair value of net assets acquired in business combinations, is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the goodwill might be impaired. The impairment tests are performed in accordance with FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. Accordingly, an impairment loss is recognized to the extent that the carrying amount of goodwill exceeds its implied fair value. This determination is made at the reporting unit level. We have assigned all goodwill to a single, enterprise-level reporting unit. The impairment test consists of two steps. First, we determine the fair value of the reporting unit. The fair value is then compared to its carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill would be determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation in accordance with FASB Statement of Financial Accounting Standards No. 141, “Business Combinations”. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. We perform our annual impairment test on January 1st of each year.

We did not record any goodwill impairment charges in fiscal 2006, 2005, or 2004. Goodwill balances may also be affected by changes in other estimates, for example, related to the ability to utilize acquired tax benefits, made at the time of acquisitions.

•	We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. Should we determine that we will not be able to realize all or part of our gross deferred tax asset, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. In making this determination, we project taxable income by jurisdiction for the next three years based on market assumptions and company plans, and other jurisdictional history.

•	We record an estimated royalty cost based on our assessment of the potential liability arising from our Memorandum of Understanding (MOU) with Silicon Image, Inc. If actual costs associated with the MOU differ from our estimates, we may be required to adjust the costs.

•	From time to time, we incur costs related to potential merger activities. When we assess that we will be the acquirer for accounting purposes in such transactions and we expect to complete the transaction, direct costs associated with the acquisition are deferred and form part of the final purchase price. In the event these assessments change, any such deferred costs would be expensed. Costs associated with other merger activities are expensed as incurred.

RESULTS OF OPERATIONS

REVENUE AND GROSS PROFIT

	Year Ended March 31

	2006	2005	2004

	(In thousands)
Total revenue	$269,506	$204,115	$213,420
Gross profit	116,467	78,721	78,685
Gross profit percentage	43.2%	38.6%	36.9%
Revenue by geography:
United States	$3,493	$8,803	$7,160
China	115,016	78,167	87,065
Japan	27,356	15,289	16,519
South Korea	51,487	52,871	53,556
Taiwan	28,704	28,824	27,209
Europe	31,131	13,334	4,736
Rest of world	12,319	6,827	17,175

Total revenue	$269,506	$204,115	$213,420

Revenue
      Total revenue for the year ended March 31, 2006 increased by 32% to $269.5 million from $204.1 million for the year ended March 31, 2005, which in turn represented a decrease of 4.4% from $213.4 million for the year ended March 31, 2004. While unit shipments increased by 37% to 62.6 million units from 45.8 million units in fiscal 2005, as the markets in which we operate continue to grow, the increase in dollar terms was slightly offset by lower blended average selling prices (“ASPs”), which decreased by 3%.
      Monitor controller ASPs have continued to decline. However, estimated revenue from this market increased to $117.3 million for the year ended March 31, 2006 from $109.9 million in fiscal 2005, as higher unit shipments were partially offset by ASP declines of 15%. Our estimate of unit shipments into flat panel televisions grew by 87% during the year, driving estimated revenue from this market to $137 million, an increase of 81% compared to fiscal 2005. Total revenues from shipments into displays with video capability, such as LCD television, continue to increase and have become a larger proportion of total revenue. During fiscal 2006, we estimate that approximately 57% of total revenue was from TV and video products, compared with 46% for fiscal 2005, and we expect this percentage to increase during fiscal 2007.
      Unit shipments of all controllers increased 37% in fiscal 2006 compared to fiscal 2005, while ASPs declined by only 3% during the same period, as our TV controllers, which have a much higher ASP, increased in volume in relation to the entire units shipped.
      We continue to ship the majority of our product to customers located in Asia, and we expect most of the growth to come from this area in the future. Within Asia, shipments into China and Japan have increased significantly over the last two years.

Gross Profit
      Gross profit for the year ended March 31, 2006 was $116.5 million, an increase of approximately 48% compared with fiscal 2005. Gross profit percentage for fiscal 2006 was 43.2% compared with 38.6% in fiscal 2005 and 36.9% in fiscal 2004. Maintaining a healthy gross profit margin in a high volume industry where ASPs decline steadily over time is one of our main challenges. Our long-term target for gross margins is approximately 42-45%.

OPERATING EXPENSES

Research and Development

	Year Ended March 31

	2006	2005	2004

	(Dollars in thousands)
Research and development	$48,700	$41,534	$38,552
Research and development as a percentage of revenue	18.1%	20.3%	18.1%
      Research and development expenses include costs associated with research and development personnel, application engineers, development tools, hardware and software licenses, prototyping and the amortization of acquired intangibles. Research and development expenses for the year ended March 31, 2006 were $48.7 million, compared with $41.5 million in fiscal 2005 and $38.6 million in fiscal 2004. These annual increases are a reflection of the continued investment in the research and development of technologies addressing the television and video markets, especially the digital TV market and other related technologies, such as timing controllers. In addition, the mix of spending has changed, as we devote increasing resources to improving performance and integration of the more complex multimedia and video applications, especially digital TV technologies, while the focus within the monitor applications has moved more towards technologies supporting multi-function monitors. Genesis’s move towards lower geometry processes, including 0.13 micron and lower, for its highly integrated SOC digital TV chips has also increased research and development spending.

Selling, General and Administrative

	Year Ended March 31

	2006	2005	2004

	(Dollars in thousands)
Selling, general and administrative expenses	$48,698	$45,619	$47,126
Selling, general and administrative expenses as a percentage of revenue	18.1%	22.3%	22.1%
      Selling, general and administrative expenses consist of personnel and related overhead costs for selling, including field application engineers, product marketing, marketing communications, customer support, finance, human resources, legal, IT, public company costs related, but not limited to, our compliance with the Sarbanes Oxley Act of 2002, general management functions and commissions paid to sales representatives. Selling, general and administrative expenses for the year ended March 31, 2006 were $48.7 million, compared with $45.6 million in fiscal 2005 and $47.1 million in fiscal 2004.
      The increase of $3.1 million in fiscal 2006 from fiscal 2005 was related to our investment in additional labor and contractor resources, particularly field application engineers, to support the expected growth in the advanced display market. We provide technical sales support through field application engineers in China, Europe, Japan, India, Singapore, South Korea, and Taiwan. These engineers assist our customers to integrate our products into their display designs. We believe that this kind of investment at the early stages of a growing market positions us well to capitalize on the future unit growth that is forecasted for the television market. This increase was partially offset by a reduction in fiscal 2006 from fiscal 2005 of patent litigation costs of $1.3 million and stock compensation expense of $2.0 million.
      The decrease of $1.5 million in fiscal 2005 from fiscal 2004 was due to a reduction of patent litigation costs of $10.0 million as the majority of the fees in the preceding year were related to our now-completed ITC trial and related activities in the LCD monitor market. This reduction was partially offset by additional costs incurred in fiscal 2005 including an investment of $2.9 million for increased labor resources, an increase of $1.6 million related to stock compensation expense, initial costs of $1.8 million related to the compliance with the Sarbanes-Oxley Act of 2002, and severance and other costs of $1.0 million associated with the departure of certain employees.

NON OPERATING INCOME AND EXPENSES

Interest and Other Income

	Year Ended March 31

	2006	2005	2004

	(In thousands)
Interest income	$5,403	$1,939	$1,062
Gain on sale of investment	—	—	663

	$5,403	$1,939	$1,725

      Interest income includes interest earned on cash, cash equivalents and short-term investments. Interest income earned in fiscal 2006 increased by $3,464,000 from $1,939,000 to $5,403,000 due to the combined effects of higher average cash, cash equivalents and short-term investments and higher average interest rates during fiscal 2006 as compared to fiscal 2005. Interest income earned in fiscal 2005 increased by $877,000 from $1,062,000 to $1,939,000 also due to the combined effects of higher average cash, cash equivalents and short-term investments and higher average interest rates during fiscal 2005 as compared to fiscal 2004.
      During fiscal 2004, we sold 36% of our minority interest in a private company for approximately $1.1 million realizing a gain of $0.7 million. The remaining investment with a carrying value of $0.8 million is included in other long term assets.

Provision for Income Taxes

	Year Ended March 31

	2006	2005	2004

	(In thousands)
Current income tax expense	$3,177	$6,386	$3,300
Deferred income tax expense (recovery)	2,905	(3,432)	(4,363)

	$6,082	$2,954	$(1,063)

      We recorded income tax expense of $6.1 million for the year ended March 31, 2006, compared with expense of $3.0 million for the year ended March 31, 2005 and a recovery of $1.1 million for the year ended March 31, 2004.
      Our accounting effective tax rate for fiscal 2006 is 25%, which is substantially lower than the fiscal 2005 rate. Our tax rate differs from the expected statutory rates due to several permanent differences including, but not limited to, research and experimental development tax credits, stock-based compensation expense, foreign exchange fluctuations on the US dollar denominated working capital balances of foreign subsidiaries, and differences in tax rates in foreign jurisdictions. Any net tax benefit of these items is partially offset by changes in the valuation allowance against net operating loss carry forwards. A valuation allowance is recorded to the extent that it is more likely than not that some portion of the deferred tax assets will not be realized. Historically, the majority of the valuation allowance in the financial statements has been against the tax attributes in the United States. Therefore, the effective tax rate will continue to be directly impacted by the mix of earnings between the United States and foreign jurisdictions.
      The increase in tax expense for fiscal 2006 compared to fiscal 2005 and fiscal 2004, resulted primarily from much higher profitability. Income tax expense in fiscal 2005 also included a charge of approximately $3.7 million as a result of a repatriation of approximately $73 million of funds by our Canadian subsidiary which was treated as a dividend for U.S. tax purposes. Certain provisions of the American Jobs Creation Act of 2004 (AJCA), which was signed into law on October 22, 2004, allow for only 15% of this dividend to be taxable, but this may not be sheltered by net operating losses. This charge in fiscal 2005 also increased our effective tax rate for the year. We do not expect to repatriate any more earnings from international affiliates in the foreseeable future as we consider the investments to be permanent in nature. The Company has not recognized a deferred tax liability of approximately $16,400,000 for the unremitted earnings of its foreign affiliates.
      As of March 31, 2006, we had generated deductible temporary differences and operating loss and tax credit carry forwards. We have approximately $137 million of operating loss carry forwards to offset future taxable income. A portion of the carry forwards expire on various dates through 2026, if not used. Utilization of a portion of net operating losses is subject to an annual limitation due to the ownership change provisions of the Internal Revenue Code of 1986 and similar state provisions.
      We have established a valuation allowance for deferred tax assets related to certain net operating loss carry forwards. At March 31, 2006, the valuation allowance totaled $72 million and we have $11 million of net deferred tax assets on our balance sheet. We may record additional valuation allowances in the future. The benefit of $90 million of operating loss carryforwards, which relate to acquired entities or deductions associated with the exercise of certain stock options, if utilized, will result in an increase to equity and/or a reduction of goodwill.
      Future income tax provision amounts will depend on our effective tax rates, the distribution of taxable income between taxation jurisdictions, foreign exchange rate fluctuations, the amount of research and development performed in Canada, other variables, and the likelihood of being able to utilize available tax credits or losses.

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

	Three Months Ended

	Mar.	Dec.	Sep.	Jun.	Mar.	Dec.	Sep.	Jun.
	2006	2005	2005	2005	2005	2004	2004	2004

	(Unaudited)
Revenues	$60,862	$73,965	$74,854	$59,825	$52,905	$48,286	$50,078	$52,846
Cost of revenues(1)	35,684	39,762	41,974	35,619	32,503	28,534	30,743	33,614

Gross profit	25,178	34,203	32,880	24,206	20,402	19,752	19,335	19,232
Operating expenses:
Research and development(2)(3)	13,655	12,541	11,542	10,962	10,675	10,053	10,456	10,350
Selling, general and administrative(3)(4)	13,658	12,195	12,092	10,753	10,687	14,218	9,946	10,768
Total operating expenses	27,313	24,736	23,634	21,715	21,362	24,271	20,402	21,118

Income (loss) from operations	(2,135)	9,467	9,246	2,491	(960)	(4,519)	(1,067)	(1,886)
Interest and other income, net	1,907	1,519	1,067	910	686	534	407	312

Income (loss) before income taxes	(228)	10,986	10,313	3,401	(274)	(3,985)	(660)	(1,574)
Provision for (recovery of) income taxes	89	3,621	1,032	1,340	6,570	(2,985)	(346)	(285)

Net income (loss)	$(317)	$7,365	$9,281	$2,061	$(6,844)	$(1,000)	$(314)	$(1,289)

Earnings (loss) per share:
Basic	$(0.01)	$0.21	$0.27	$0.06	$(0.20)	$(0.03)	$(0.01)	$(0.04)
Diluted	$(0.01)	$0.20	$0.25	$0.06	$(0.20)	$(0.03)	$(0.01)	$(0.04)
Weighted average number of shares of common stock outstanding:
Basic	35,760	35,413	34,826	33,624	33,437	33,151	33,030	32,723
Diluted	35,760	37,295	37,534	35,060	33,437	33,151	33,030	32,723

(1)	Certain costs of $1,925,000 for each of the first, second and third quarters of fiscal year 2006 and $1,060,000 for the fourth quarter of fiscal year 2006 associated with Amortization of acquired intangible assets have been reclassified to Cost of revenues from Operating expenses. Certain costs of $1,925,000 for each of the first, second, third and fourth quarters of fiscal year 2005 associated with Amortization of acquired intangible assets have been reclassified to Cost of revenues from Operating expenses.

(2)	Certain costs of $729,000 for the first, second and third quarters of fiscal year 2006 and $622,000 for the fourth quarter of fiscal year 2006 associated with Amortization of acquired intangible assets have been reclassified to Research & development from a single classification within Operating expenses. Certain costs of $729,000 for each of the first, second, third and fourth quarters of fiscal year 2005 associated with Amortization of acquired intangible assets have been reclassified to Research & development from a single classification within Operating expenses.

(3)	Certain costs of $1,443,000, $1,629,000, $2,084,000 and $2,477,000 for the first, second, third and fourth quarters of fiscal year 2006, respectively, have been reclassified from Selling, general and administrative to Research and development to reflect a change in the allocation methodology. Certain expenses of $1,260,000, $1,339,000, $1,396,000 and $1,275,000 for the first, second, third and fourth quarters of fiscal year 2005, respectively, have been reclassified from Selling, general and administrative to Research and development to reflect a change in the allocation methodology.

(4)	Certain costs of $319,000, $419,000, $330,000 and $263,000 for the first, second, third and fourth quarters of fiscal year 2006 associated with patent litigation have been reclassified to Selling, general and administrative from a single classification within Operating expenses. Certain costs of $757,000, $610,000, $989,000 and $233,000 for the first, second, third and fourth quarters of fiscal year 2005 associated with patent litigation have been reclassified to Selling, general and administrative from a single classification within Operating expenses.
      Most of our revenues come from sales of semiconductors to manufacturers of flat-panel displays, including televisions and LCD monitors. Revenue fluctuates from quarter to quarter depending on a number of factors, including, but not limited to the relative growth in our target markets, changes in our market share, changes in our customer’s market share, the rate of decline in ASPs, the price of LCD panels, which often impacts demand for our products, and inventory levels of display controllers and finished goods at our customers’ locations. Gross margins have varied from quarter to quarter depending on changes in product mix, levels of inventory reserves required, level of product yields in the manufacturing process, prices charged by our manufacturing vendors, and the difference in rates of decline of ASP’s compared to average product costs.
      Research and development expenses have varied from quarter to quarter primarily due to increases in staff levels, the purchase of technology and licenses needed for digital TV development, and the timing of non-recurring engineering charges related to new product development. Selling, general and administrative expenses have varied from quarter to quarter primarily due to increases in staffing levels for sales and customer support activities, costs associated with compliance of the Sarbanes-Oxley Act of 2002, sales and marketing promotional events, and sales commissions. Costs associated with patent litigation have varied from quarter to quarter depending on the level of activity related to specific legal proceedings and the timing of provision for potential settlements. More details of the legal proceedings are described in Item 3 of this report.
      Income tax expense (recovery) has varied from quarter to quarter, depending primarily on the levels of taxable income, the distribution of taxable income between jurisdictions, foreign exchange fluctuations, and the likelihood of being able to utilize available tax credits or losses.
      Our results of operations have fluctuated significantly in the past and may continue to fluctuate in the future as a result of a number of factors, many of which are beyond our control. These factors include those described under the caption “Risk Factors,” among others. Any one or more of these factors could result in our failure to achieve our expectations as to future operating results. Our expenditures for research and development, selling, general and administrative functions are based in part on future revenue projections. We may be unable to adjust spending in a timely manner in response to any unanticipated declines in revenues as a large portion of our expenses are relatively fixed as they are dependent on the number of employees, which may have a material adverse effect on our business, financial condition and results of operations. We may be required to reduce our selling prices in response to competitive pressure or other factors, or to increase spending to pursue new market opportunities or to defend ourselves against lawsuits that may be brought against us. Any decline in average selling prices of a particular product that is not offset by a reduction in product costs or by sales of other products with higher gross margins, would decrease our overall gross profit and adversely affect our business, financial condition and results of operations.
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
      Periodically, we may be required to use a portion of our cash balances to increase investment in operating assets such as prepaid assets or inventory to assist in the growth of our business, or for capital assets such as land, buildings or equipment. Furthermore, because we do not have our own semiconductor manufacturing facility, we may be required to make deposits to secure supply in the event there is a shortage of manufacturing capacity in the future. While we currently have no plans to raise additional funds for such uses, we could be required or could elect to seek to raise additional capital in the future.
      From time to time we evaluate acquisitions and investments in businesses, products or technologies that are complimentary or strategic to our business. Any such transactions, if consummated, may use a portion of our working capital or require the issuance of equity securities that may result in further dilution to our existing stockholders.

	March 31,

	2006	2005

	(Dollars in thousands)
Cash and cash equivalents	$154,630	$129,757
Short-term investments	30,749	—

Cash, cash equivalents and short-term Investments	185,379	129,757

Working capital	$204,519	$156,411
Current ratio	6.08	6.84
Days Sales Outstanding	54	52
Inventory days	45	51
      We believe that our financial condition remains strong. At March 31, 2006, cash and short-term investments totaled $185.4 million up from $129.8 million at March 31, 2005. Our current ratio decreased to 6.08 at March 31, 2006 from 6.84 at March 31, 2005. We have no debt and we expect to continue to generate cash from operations during fiscal 2007.
      Net cash provided by operating activities was $49.3 million for the year ended March 31, 2006 compared with cash provided by operating activities of $12.9 million during fiscal 2005 and cash used in operating activities of $0.7 million for fiscal 2004.
      Working capital uses of cash included the increase in accounts receivable of $5.9 million from March 31, 2005 to March 31, 2006. Days sales outstanding also increased from 52 days at March 31, 2005 to 54 days at March 31, 2006. This increase reflects the timing of shipments during the period and the anticipated impact of extending payment terms to certain key customers, a trend which is expected to continue as we compete with the terms offered by our competition and as our key customers feel pressure from their own customers to provide more favorable payment terms. Also, as our customers become more established in China, we are becoming more comfortable with extending credit. Our credit policy is to offer credit to customers only after examination of their creditworthiness. Our payment terms range from cash in advance of shipment, to payment sixty days after shipment. For fiscal 2006, our three largest customers accounted for approximately 36% of revenue, compared with 34% in fiscal 2005 and 36% in fiscal 2004. Additionally, the top three customers accounted for 46% of accounts receivable at March 31, 2006 and 37% at March 31, 2005. Lower inventory and higher accounts payable balances reduced overall non-cash working capital. Inventory levels decreased during fiscal 2006. This decrease primarily reflects the decrease in the average cost of our inventory units on hand and the timing of receipt of inventory during the fourth quarter of fiscal 2005. Average days of inventory during the year ended March 31, 2006 were 45 days compared to 51 days for the year ended March 31, 2005.
      The average inventory levels and the impact on inventory turns is the result of a number of dynamic activities including the accuracy of customer’s forecasts, expected panel supplies, the timing of delivery of inventories, and pricing considerations and is not necessarily an indication of what inventory turns might be in the future. Accounts payable balances increased by $2.9 million over fiscal 2005, primarily due to the timing of payments to suppliers.
      Net cash used in investing activities was $54.9 million during the year ended March 31, 2006. This included the net purchases of short-term investments of $30.7 million coupled with capital and other spending of $8.6 million, and a $10.2 million investment. This compared to $90.0 million provided by investing activities in the year ended March 31, 2005, and $106.3 million provided by investing activities in fiscal 2004.

      Net cash provided by financing activities was $30.5 million in the year ended March 31, 2006, $7.6 million in the year ended March 31, 2005, and $13.1 million in the year ended March 31, 2004. This represented funds received for the purchase of shares under the terms of our stock option plans and employee stock purchase plan.

Contractual Obligations
      As of March 31, 2006, our principal commitments consisted of obligations outstanding under operating leases. These commitments include leases for three premises in the United States, located in San Jose, Santa Clara and Alviso, California, and one location in each of Canada, China, India, Japan, Singapore, South Korea and Taiwan. In addition we have obligations under operating leases for equipment. The aggregate minimum annual payments required under our lease obligations, excluding expected sub-lease income, by fiscal year are as follows, in thousands of dollars:

	Payments Due By Fiscal Year

	Total	2007	2008	2009	2010	2011

Operating Leases	$9,741	$4,347	$2,348	$2,179	$572	$295
      Our lease agreements expire at various dates through calendar 2011.
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
      Further information on lease obligations and commitments can be found in Note 12 to our consolidated financial statements.

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

Subsequent Event
      On June 10, 2006, our Board of Directors approved the “Executive Bonus Plan — Fiscal 2007,” a copy of which is filed hereto as Exhibit 10.42 (the “Bonus Plan”). The Bonus Plan is designed to provide incentive and motivation to eligible executive officers to achieve our financial and operational plans. Eligible executive officers under the Bonus Plan include our Chief Executive Officer and members of his executive staff.
      The bonus amount to be paid to eligible executive officers pursuant to the Bonus Plan for service to the Company during its fiscal year 2007 will generally be based on the achievement of certain financial goals by the Company (based on revenue and non-GAAP operating income targets for fiscal year 2007) and individual performance objectives of the each of the eligible executive officers. The respective weight of these factors in determining the bonus payment for the Chief Executive Officer, the Chief Financial Officer and other eligible executive officer varies and is set forth in the Bonus Plan. The eligible executive officers have a bonus target specified as a percentage of their annual base salary at various financial achievement levels of the Company as described in the Bonus Plan. The combined bonuses paid under the Bonus Plan and the Employee Corporate Bonus Plan shall not exceed 15% of the Registrant’s non-GAAP operating income and cannot cause the Company’s non-GAAP net income to become a net loss for fiscal year 2007 or any individual quarter during fiscal year 2007. The Chief Executive Officer shall have discretion to increase or decrease, by 15%, any bonus determined under the Bonus plan so that the Bonus Plan does not exceed the limits identified above. The Board of Directors of the Company must pre-approve all payments made under the Bonus Plan.
      The Bonus Plan states that bonuses to executives will only be paid if certain financial objectives, as described in the Bonus Plan, are achieved.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      We are exposed to financial market risks including changes in interest rates and foreign currency exchange rates.
      The fair value of our investment portfolio or related income would not be significantly impacted by either a 10% increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio.
      We carry out a significant portion of our operations outside of the United States, primarily in Canada and in India and to a lesser extent China, Europe, Japan, South Korea, Singapore and Taiwan. Although virtually all of our revenues and costs of revenues are denominated in U.S. dollars, portions of our operating expenses are denominated in foreign currencies. Accordingly, our operating results are affected by changes in the exchange rate between the U.S. dollar and those currencies. Any future strengthening of those currencies against the U.S. dollar could negatively impact our operating results by increasing our operating expenses as measured in U.S. dollars. We do not currently engage in any hedging or other transactions intended to manage the risks relating to foreign currency exchange rate fluctuations, other than natural hedges that occur as a result of holding both assets and liabilities denominated in foreign currencies. We may, in the future, undertake hedging or other such transactions, if we determine that it is necessary to offset exchange rate risks. Based on our overall currency rate exposure at March 31, 2006, March 31, 2005, and March 31, 2004, a near-term 10% appreciation or depreciation in the U.S. dollar relative to a pool of our foreign currencies would not have a material effect on our operating results or financial condition. However, we do have Canadian dollar denominated tax attributes represented by a deferred income tax asset on the condensed consolidated balance sheet. A near-term 10% appreciation in the U.S. dollar relative to the Canadian dollar would increase our income tax expense by approximately $3 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Management’s Annual Report on Internal Control Over Financial Reporting
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
      Management assessed the effectiveness of Genesis Microchip’s internal control over financial reporting as of March 31, 2006. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment of internal controls over financial reporting, management has concluded that, as of March 31, 2006, Genesis Microchip’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Genesis Microchip’s independent registered public accounting firm, KPMG LLP, have issued an audit report on our assessment of Genesis Microchip’s internal control of financial reporting. This report appears on page F-3.

FINANCIAL STATEMENTS TABLE OF CONTENTS

Page Number

Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets	F-4
Consolidated Statements of Operations	F-5
Consolidated Statements of Stockholders’ Equity	F-6
Consolidated Statements of Cash Flows	F-7
Notes to Consolidated Financial Statements	F-8
EXHIBIT 10.40
EXHIBIT 10.42
EXHIBIT 21
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Genesis Microchip Inc.
      We have audited the accompanying consolidated balance sheets of Genesis Microchip Inc. as of March 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genesis Microchip Inc. as of March 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2006, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Genesis Microchip Inc.’s internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 12, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Toronto, Canada
June 12, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Genesis Microchip Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Genesis Microchip Inc. maintained effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Genesis Microchip Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that Genesis Microchip Inc. maintained effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Genesis Microchip Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Genesis Microchip Inc. as of March 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended March 31, 2006, and our report dated June 12, 2006 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Toronto, Canada
June 12, 2006

Genesis Microchip Inc.
Consolidated Balance Sheets

	March 31,

	2006	2005

	(In thousands, except per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$154,630	$129,757
Short-term investments	30,749	—
Accounts receivable trade, net of allowance for doubtful accounts of $401 in 2006 and $282 in 2005	36,184	30,310
Inventories (note 3)	17,175	17,557
Prepaids and other	6,034	5,583

Total current assets	244,772	183,207
Property and equipment, net (note 4)	16,459	15,987
Intangible assets, net (note 5)	9,055	17,265
Goodwill (note 6)	181,981	181,981
Deferred income taxes (note 10)	11,151	14,056
Other long-term assets (note 7)	16,259	3,796

Total assets	$479,677	$416,292

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$14,911	$12,044
Accrued liabilities	21,778	11,634
Income taxes payable	3,565	3,118

Total current liabilities	40,254	26,796
Stockholders’ equity (note 8):
Capital stock:
Preferred stock:
Authorized — 5,000 preferred shares, $0.001 par value Issued and outstanding — none at March 31, 2006 and at March 31, 2005	—	—
Common stock:
Authorized — 100,000 common shares, $0.001 par value Issued and outstanding — 35,899 shares at March 31, 2006 and 33,479 shares at March 31, 2005	36	33
Additional paid-in capital	441,197	405,323
Cumulative other comprehensive loss	(94)	(94)
Deferred stock-based compensation	(4,572)	(232)
Retained Earnings (deficit)	2,856	(15,534)

Total stockholders’ equity	439,423	389,496

Total liabilities and stockholders’ equity	$479,677	$416,292

Commitments and contingencies (note 12)
See accompanying notes to consolidated financial statements.

Genesis Microchip Inc.
Consolidated Statements of Operations

	Year Ended March 31,

	2006	2005	2004

	(In thousands, except per share
	amounts)
Revenues	$269,506	$204,115	$213,420
Cost of revenues(1)(4)	153,039	125,394	134,735

Gross profit	116,467	78,721	78,685
Operating expenses:
Research and development(2)(5)	48,700	41,534	38,552
Selling, general and administrative(3)(6)	48,698	45,619	47,126

Total operating expenses	97,398	87,153	85,678

Income (loss) from operations	19,069	(8,432)	(6,993)
Interest and other income:
Interest income	5,403	1,939	1,062
Gain on sale of investment	—	—	663

Interest and other income, net	5,403	1,939	1,725

Income (loss) before income taxes	24,472	(6,493)	(5,268)
Provision for (recovery of) income taxes (note 10)	6,082	2,954	(1,063)

Net income (loss)	$18,390	$(9,447)	$(4,205)

Earnings (loss) per share (note 11):
Basic	$0.53	$(0.29)	$(0.13)
Diluted	$0.50	$(0.29)	$(0.13)
Weighted average number of common shares outstanding (note 11):
Basic	34,909	33,084	31,876
Diluted	36,877	33,084	31,876

(1) Amount includes amortization of acquired developed product technology	$6,835	$7,700	$7,700
(2) Amount includes stock-based compensation	$421	$1,941	$2,893
(3) Amount includes stock-based compensation	$577	$2,553	$937
(4) Amount includes stock-based compensation	$63	$—	$—
(5) Amount includes amortization of acquired developed product technology	$2,809	$2,916	$2,916
(6) Amount includes provision for costs associated with patent litigation (note 12)	$1,331	$2,589	$12,630
See accompanying notes to consolidated financial statements.

Genesis Microchip Inc.
Consolidated Statements of Stockholders’ Equity

				Cumulative
	Common Shares		Additional	Other	Deferred	Retained	Total
			Paid-In	Comprehensive	Stock- Based	Earnings/	Stockholders’
	Number	Amount	Capital	Loss	Compensation	(Deficit)	Equity

	(In thousands)
Balances, March 31, 2003	31,184	$31	$382,587	$(94)	$(6,809)	$(1,882)	$373,833
Net loss	—	—	—	—	—	(4,205)	(4,205)
Issued under stock option and stock purchase plans	1,469	1	13,396	—	—	—	13,397
Tax benefits associated with non-qualified stock option exercises and disqualifying dispositions	—	—	119	—	(119)	—	—
Stock-based compensation	—	—	—	—	3,830	—	3,830
Reversal of stock-based compensation related to terminations	—	—	(265)	—	265	—	—

Balances, March 31, 2004	32,653	32	395,837	(94)	(2,833)	(6,087)	386,855
Net loss	—	—	—	—	—	(9,447)	(9,447)
Issued under stock option and stock purchase plans	826	1	7,593	—	—	—	7,594
Stock-based compensation related to acceleration of vesting in terminations	—	—	2,000	—	(2,000)	—	—
Stock-based compensation	—	—	—	—	4,494	—	4,494
Reversal of stock-based compensation related to terminations	—	—	(107)	—	107	—	—

Balances, March 31, 2005	33,479	33	405,323	(94)	(232)	(15,534)	389,496
Net income	—	—	—	—	—	18,390	18,390
Issued under stock option and stock purchase plans	2,420	3	30,473	—	—	—	30,476
Stock-based compensation related to acceleration of vesting in terminations	—	—	62	—	(62)	—	—
Unamortized portion of restricted stock units	—	—	5,342	—	(5,342)	—	—
Stock-based compensation	—	—	—	—	1,061	—	1,061
Unrealized portion of stock-based compensation related to terminations	—	—	(3)	—	3	—	—

Balances, March 31, 2006	35,899	$36	$441,197	$(94)	$(4,572)	$2,856	$439,423

See accompanying notes to consolidated financial statements.

Genesis Microchip Inc.
Consolidated Statements of Cash Flows

	Year Ended March 31

	2006	2005	2004

	(In thousands)
Cash flows from operating activities:
Net Income (loss)	$18,390	$(9,447)	$(4,205)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	9,044	6,970	5,053
Amortization of intangible assets	9,644	10,616	10,616
Non-cash stock-based compensation	1,061	4,494	3,830
Deferred income taxes	2,905	(2,773)	(4,363)
Gain on sale of investment	—	—	(663)
Other	727	224	427
Change in operating assets and liabilities, net of amounts acquired:
Accounts receivable trade	(5,874)	(1,985)	(2,738)
Inventories	382	1,216	(4,234)
Prepaids and other	(451)	614	(775)
Accounts payable	2,867	2,196	1,208
Accrued liabilities	10,144	131	(6,661)
Income taxes payable	447	598	1,798

Net cash provided by (used in) operating activities	49,286	12,854	(707)
Cash flows from investing activities:
Purchase of short-term investments	(102,482)	(174,683)	(129,055)
Proceeds on sales and maturities of short-term investments	71,733	273,664	30,074
Additions to property and equipment	(8,597)	(4,712)	(9,417)
Deferred merger-related costs (note 14)	—	—	2,502
Investments (note 7)	(10,190)	—	—
Other	(5,354)	(4,201)	(357)

Net cash provided by (used in) investing activities	(54,890)	90,068	(106,253)
Cash flows from financing activities:
Proceeds from issue of common stock	30,477	7,594	13,397
Repayment of loan payable	—	—	(334)

Net cash provided by financing activities	30,477	7,594	13,063
Increase (decrease) in cash and cash equivalents	24,873	110,516	(93,897)
Cash and cash equivalents, beginning of year	129,757	19,241	113,138

Cash and cash equivalents, end of year	$154,630	$129,757	$19,241

Supplemental cash flow information:
Cash received for interest	$5,365	$1,994	$1,068
Cash paid for income taxes	$3,218	$5,687	$1,502
Supplemental disclosure of non-cash investing and financing activities:
Stock-based compensation	$(3)	$(107)	$(265)
Additional paid-in capital	$62	$2,000	$119
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

Critical accounting policies and estimates
      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, investments, intangible assets, goodwill, income taxes, warranty and royalty obligations, litigation and other contingencies. Genesis bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions
      Genesis believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company records estimated reductions to revenue for customer returns based on historical experience. If actual customer returns increase, the Company may be required to recognize additional reductions to revenue. Genesis records the estimated future cost of replacing faulty product as a warranty expense in cost of sales. If warranty returns increase as a result of changes in product quality, Genesis may be required to recognize additional warranty expense. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments and other disputes. If the financial condition of Genesis’ customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company provides for valuation reserves against its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions change from those projected by management, an adjustment of inventory valuation reserves may be required. Genesis provides for costs associated with patent litigation and other litigation when management believes there is a reasonable basis for estimating those costs. If actual costs associated with litigation differ from estimates, additional provision may be required. Genesis records an estimated royalty cost based on its assessment of the potential liability arising from our Memorandum of Understanding (MOU) with Silicon Image. If actual costs associated with the MOU differ from our estimates, we may be required to adjust those costs. Genesis performs impairment tests on the carrying value of intangible assets and goodwill. These tests are based on numerous assumptions as to potential future results of the business that are considered to be reasonable at the time those assumptions are made. If any of these assumptions later prove to be incorrect or if management changes its assessment as to their reasonability because of changing business conditions, an impairment charge may be required. Genesis records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Should Genesis determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be recorded to income tax expense in the period such determination was made.

Genesis Microchip Inc.
Notes to Consolidated Financial Statements — (Continued)

Cash and cash equivalents
      All highly liquid investments with an original maturity of three months or less at the date of acquisition are classified as cash equivalents. Cash equivalents of $154,630,000 and $129,757,000 as of March 31, 2006 and 2005, respectively, consist primarily of government securities, corporate bonds and commercial paper.

Short-term investments
      All of our short-term investments are categorized as available-for-sale at the balance sheet date, and have been presented at fair value, which approximates amortized cost. When material, any temporary difference between the cost and fair value of an investment would be presented as a separate component of stockholders’ equity. Short-term investments at March 31, 2006 consist entirely of government and corporate notes and bonds.

Accounts receivable
      Accounts receivable are recorded based on the selling price of the item sold and are recorded at the time of shipment. An allowance for doubtful accounts is determined based on a review of our customers’ past due balances. The following table presents a roll forward of the allowance for doubtful accounts for the indicated periods:

	Year	Year	Year
	Ended	Ended	Ended
	March 31,	March 31,	March 31,
	2006	2005	2004

Balance as of beginning of year	$282	$422	$493
Provision (recovery)	259	(75)	20
Write offs	(140)	(65)	(91)

Balance as of end of year	$401	$282	$422

Inventories
      Inventories consist of finished goods and work-in-process and are stated at the lower of standard cost (approximates actual cost on first-in, first-out basis) or market value, being net realizable value. A reserve against inventories for obsolescence or unmarketable inventories is estimated based upon assumptions about future demand and market conditions.
      The following table presents a roll forward of the inventories obsolescence reserve for the indicated periods:

	Year	Year	Year
	Ended	Ended	Ended
	March 31,	March 31,	March 31,
	2006	2005	2004

Balance as of beginning of year	$2,954	$3,243	$3,630
Increase to provision	1,080	883	771
Write offs	(369)	(1,172)	(1,158)

Balance as of end of year	$3,665	$2,954	$3,243

Genesis Microchip Inc.
Notes to Consolidated Financial Statements — (Continued)

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

Asset impairments
      Management reviews long-lived assets and the related intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount including associated intangible assets of the operation.
      If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented in the appropriate asset and liability sections of the balance sheets.

Revenue recognition
      Genesis generates revenues primarily from sales of semiconductor products. Revenues from royalties or other sources have not been significant.
      Genesis recognizes revenue from semiconductor product sales to customers when a contract is established, the price is determined, shipment is made and collectibility is reasonably assured. Distributor agreements, which may be canceled by either party upon specified notice, generally contain a provision for the return of the Company’s products in the event the agreement with the distributor is terminated, and the distributor’s products have not been sold. Accordingly, revenue and related cost of revenues from sales to distributors are deferred until the distributors resell the product, which is verified by point-of-sale reports. At the time of shipment to distributors, we record a trade receivable for the selling price, relieve inventory of the value of the product shipped and record the gross margin as deferred revenue, a component of accrued

Genesis Microchip Inc.
Notes to Consolidated Financial Statements — (Continued)
liabilities on our consolidated balance sheets. In certain circumstances, where orders are placed with non-cancelable/non-returnable terms, we recognize revenue upon shipment. Sales to distributors have been approximately 20% of revenue and there have been no significant product returns.

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

	Year	Year	Year
	Ended	Ended	Ended
	March 31,	March 31,	March 31,
	2006	2005	2004

Balance as of beginning of year	$230	$200	$500
Increase to provision	157	288	233
Write offs	(223)	(258)	(533)

Balance as of end of year	$164	$230	$200

Royalties
      From time to time, Genesis enters into agreements to license certain technology from third parties. These agreements often contain provisions for payment of per-unit royalties, based either on the number of products sold or manufactured, or on the net sales price of the product containing the licensed technology. Royalty expenses pursuant to these license agreements are recorded in cost of revenues.

Currency translation
      The U.S. dollar is the functional currency of Genesis and of its subsidiaries. Transactions originating in foreign currencies are translated into U.S. dollars at exchange rates approximating those at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated at the period-end rate of exchange and non-monetary items are translated at historical exchange rates. Exchange gains and losses are included in the consolidated statements of operations and did not have a material effect in the years ended March 31, 2006, March 31, 2005, and March 31, 2004.

Research and development expenses
      Research and development costs are expensed as incurred other than acquired technology which has alternative future use (Note 5). Research and development costs include costs associated with algorithm and semiconductor development including the costs of developing software used within our semiconductor devices. Costs of production mask sets related to products are deferred once technological feasibility has been achieved, included in other long-term assets, and then amortized as product costs to cost of revenues over the estimated remaining life of the product on a straight-line basis.

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

Genesis Microchip Inc.
Notes to Consolidated Financial Statements — (Continued)
      Financial instruments that potentially subject Genesis to concentrations of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable trade. Cash equivalents consist of deposits with or guaranteed by major commercial banks, the maturities of which are three months or less from the date of purchase. Short-term investments consist entirely of government and corporate debt securities. With respect to trade accounts receivable, Genesis performs periodic credit evaluations of the financial condition of its customers and typically does not require collateral from them. Allowances are maintained for potential credit losses consistent with the credit risk of specific customers, historical trends and other information. Credit losses have been within management’s range of expectations.

Risk of technological change
      The markets in which Genesis competes or seeks to compete are subject to rapid technological change, frequent new product introductions, changing customer requirements for new products and features, and evolving industry standards. The introduction of new technologies and the emergence of new industry standards could render Genesis’ products less desirable or obsolete which could harm its business. The introduction of new process technologies presents the risk of lower than expected yields, which could alter the estimated profitability of the product and the Company’s overall gross profit margins.

Concentration of suppliers
      Genesis does not own or operate a semiconductor fabrication facility, or an assembly and test facility and does not have the resources to manufacture its products internally. Genesis relies almost exclusively on a single third party foundry to produce all its products. In light of these dependencies, it is reasonably possible that failure to perform by this supplier could have a severe impact on the Company’s results of operations.

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
      During the year ended March 31, 2006, the Company amended the 1997 Employee Stock Option Plan to allow the granting of stock appreciation rights, stock purchase rights, and restricted stock units, and the 2000 Nonstatutory Stock Option Plan to allow the granting of stock appreciation rights.
      Stock compensation expense resulting from the issuance of options to non-employees is recognized as services are performed and the options are earned. Genesis applies the fair value method of FASB’s SFAS 123, “Accounting for Stock-based Compensation”, for valuing options granted to non-employees. The

Genesis Microchip Inc.
Notes to Consolidated Financial Statements — (Continued)
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

	Year	Year	Year
	Ended	Ended	Ended
	March 31,	March 31,	March 31,
	2006	2005	2004

Stock option plans:
Risk-free interest rates	4.8%	3.6%	2.8%
Volatility	78%	90%	104%
Expected life (in years)	4.25	4.25	5
Employee stock purchase plan:
Risk-free interest rates	4.8%	3.1%	1.1%
Volatility	78%	90%	108%
Expected life (in years)	1.25	1.25	1.25
      The weighted average fair values of options granted during fiscal 2006, 2005, and 2004 were $12.67, $10.12 and $13.67, respectively. Had compensation expense been determined based on the fair value of awards at the grant dates in accordance with the methodology prescribed in SFAS 123, Genesis’s net income (loss) and earnings (loss) per share would approximate the pro forma disclosure as follows for the periods indicated:

	Year	Year	Year
	Ended	Ended	Ended
	March 31,	March 31,	March 31,
	2006	2005	2004

Net income (loss) attributable to common stockholders:
As reported	$18,390	$(9,447)	$(4,205)
Stock compensation, as reported	1,061	4,494	3,830
Stock compensation, under SFAS 123	(22,432)	(28,345)	(25,092)

Pro forma	$(2,981)	$(33,298)	$(25,467)

Basic earnings (loss) per share:
As reported	$0.53	$(0.29)	$(0.13)
Pro forma	$(0.09)	$(1.01)	$(0.80)
Diluted earnings (loss) per share:
As reported	$0.50	$(0.29)	$(0.13)
Pro forma	$(0.08)	$(1.01)	$(0.80)
      The pro forma stock compensation expense for the years ended March 31, 2005 and 2004 has been restated from that previously presented to reflect changes identified in the methodology of their revaluation.

Genesis Microchip Inc.
Notes to Consolidated Financial Statements — (Continued)

Comprehensive income
      Comprehensive income is defined as the change in equity of a company during a period resulting from transactions and other events and circumstances from non-owner sources. For the fiscal years ended March 31, 2006, 2005, and 2004, there was no difference for Genesis between net income (loss) and comprehensive income (loss).

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

SFAS 123R
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
      To the extent that the Company receives employee services in exchange for an award of liability instruments, the liability will be recognized based on its current fair value; the fair value of that award will be

Genesis Microchip Inc.
Notes to Consolidated Financial Statements — (Continued)
re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period.
      We have not made a final determination on the valuation model, methodology, or other impacts of implementing FAS 123R on our financial statements. For an illustration of the effect of using a fair-value based method of accounting for share-based payment transactions on our recent results of operations, without the effect of a forfeiture rate, see Note 2. The effective date will be as of the beginning of the first annual reporting period that begins after June 15, 2005. Management intends to comply with SFAS 123R and SAB 107 commencing April 1, 2006.

SFAS 151
      In November 2004, FASB issued SFAS 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as a current-period expense and required the allocation of fixed production overheads to inventory based on normal capacity of the production facilities. This pronouncement is effective for inventory costs incurred during fiscal years commencing after June 15, 2005. The Company does not believe the adoption of SFAS 151 will have a material effect on its consolidated financial statements.

3.	INVENTORIES
      Inventories consist of the following:

	March 31,	March 31,
	2006	2005

Finished goods	$10,717	$11,156
Work-in-process	10,123	9,355

	20,840	20,511
Less reserve for obsolescence	(3,665)	(2,954)

Total	$17,175	$17,557

4.	PROPERTY AND EQUIPMENT
      Property and equipment consist of the following:

	March 31,	March 31,
	2006	2005

Property and equipment	$17,429	$17,636
Software	21,632	18,123
Leasehold improvements	6,215	5,085

	45,276	40,844
Less accumulated amortization	(28,817)	(24,857)

Total	$16,459	$15,987

Genesis Microchip Inc.
Notes to Consolidated Financial Statements — (Continued)

5.	INTANGIBLE ASSETS
      Intangible assets consist of the following:

	March 31, 2006			March 31, 2005

		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net

Acquired technology	$47,953	$42,029	$5,924	$47,100	$32,489	$14,611
Patents	4,118	987	3,131	3,235	685	2,550
Other	500	500	—	500	396	104

Total	$52,571	$43,516	$9,055	$50,835	$33,570	$17,265

      During the year ended March 31, 2006, $9,946,000 was amortized (2005 — $10,857,000, 2004 — $10,739,000).
      Estimated future intangible assets amortization expense, based on current balances, as of March 31, 2006 is as follows:

For the Year Ended	March 31

2007	$2,229
2008	2,200
2009	2,143
2010	397
2011	201
Thereafter	1,885

Total	$9,055

6.	GOODWILL
      The majority of the goodwill carried on the balance sheet arose in February 2002 when the Company acquired Sage Inc. for approximately $297,000,000. Adjustments have been made to the allocation of the purchase price to the identifiable assets and liabilities since the date of acquisition. Goodwill was reduced by $7,881,000 during the year ended March 31, 2005, primarily to reflect the recognition of the tax benefit of acquired net operating losses at the time of the acquisition, that were previously unrecognized. Other adjustments in the amount of $710,000 were made during 2005. The carrying value of goodwill is reviewed at least annually by management for potential impairment. No impairment has been identified at March 31, 2006 and March 31, 2005.

7.	OTHER LONG TERM ASSETS
      Other long-term assets consist of the following:

	March 31,	March 31,
	2006	2005

Investments (at cost)	$11,177	$987
Production mask sets, net of accumulated amortization of $2,775 in fiscal 2006, $1,432 in fiscal 2005	5,082	2,809

Total	$16,259	$3,796

Genesis Microchip Inc.
Notes to Consolidated Financial Statements — (Continued)
      During the year ended March 31, 2006, the Company purchased $10,000,000 of preferred shares of a private company. In conjunction with the investment, the company also signed a Master Development and Cross License Agreement giving both companies access to each other’s certain technologies for select markets and enabling future joint product development that focuses on multimedia processors used in the mobile video market. The preferred shares are convertible to common shares on a one for one basis.
      During the year ended March 31, 2006, $1,343,000 was amortized (2005 — $1,269,000; 2004 — $440,000).

8.	STOCKHOLDERS’ EQUITY

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

Genesis Microchip Inc.
Notes to Consolidated Financial Statements — (Continued)
or group, for shares of Genesis or of the third party acquirer having a value of twice the Right’s then-current exercise price.

9.	STOCK OPTION AND STOCK PURCHASE PLANS

1997 Employee Stock Option Plan
      The 1997 Employee Stock Option Plan (“1997 Employee Plan”) provided for the granting to employees of incentive stock options, nonstatutory stock options and stock purchase rights for up to 800,000 common shares plus an annual increase to be added on the first day of each fiscal year equal to the lesser of (i) 2,000,000 Shares, (ii) 3.5% of the outstanding shares on such date, or (iii) a lesser amount determined by the Board of Directors of Genesis. The exercise price of incentive stock options granted under the 1997 Employee Plan was not to be less than 100% (110% in case of any options granted to a person who held more than 10% of the total combined voting power of all classes of shares of Genesis) of the fair market value of the common shares subject to the option on the date of the grant. The term of the options do not exceed 10 years (five years in the case of any options granted to a person who held more than 10% of the total combined voting power of all classes of shares of Genesis) and vest over four years. As of March 31, 2006, there were 1,573,000 shares available for grant under the 1997 Employee Plan. In the quarter ended September 30, 2005, the Company amended the 1997 Employee Stock Option Plan to allow the granting of stock appreciation rights, stock purchase rights, and restricted stock units.

1997 Paradise Stock Option Plan
      The 1997 Paradise Stock Option Plan (“Paradise Plan”) provided for the granting of Incentive Stock Options (“ISOs”) to employees of Paradise Electronics Inc.(“Paradise”), a wholly owned subsidiary of Genesis and Nonstatutory Stock Options (“NSOs”) to Paradise employees, directors, and consultants. As a result of the merger of Paradise with Genesis in May 1999, each outstanding option or right to purchase shares of Paradise common stock became exercisable for Genesis common shares, adjusted to reflect the exchange ratio of Genesis common shares for Paradise common stock in the merger. No additional options will be granted under the Paradise Plan. Upon exercise, expiration or cancellation of all of the options granted under the Paradise Plan, this plan will be terminated.
                  1997 Non-Employee Stock Option Plan
      The 1997 Non-Employee Stock Option Plan (“Non-Employee Plan”) provides for the granting to non-employee directors and consultants of Genesis of options for up to 500,000 common shares. The exercise price of stock options granted under the Non-Employee Plan may not be less than 100% of the fair market value of the common shares subject to the option on the date of the grant. Options granted under the Non-Employee Plan have a term of up to ten years and generally vest over periods of up to two years. As at March 31, 2006, there were 10,000 shares available for grant under the Non-Employee Plan.

2000 Nonstatutory Stock Option Plan
      The 2000 Nonstatutory Stock Option Plan (“2000 Plan”) provides for the granting to employees and non-employees of nonstatutory stock options for up to 1,500,000 common shares plus an annual increase to be added on the first day of each fiscal year equal to the lesser of (i) 2,000,000 Shares, (ii) 3.5% of the outstanding shares on such date, or (iii) a lesser amount determined by the Board of Directors of Genesis. The exercise price of stock options granted under the 2000 Plan may not be less than 100% of the fair market value of the common shares subject to the option at the date of grant. The term of the options may not exceed 10 years and generally vest over four years. As at March 31, 2006, there were 479,000 shares available for grant under the 2000 Employee Plan. In the quarter ended September 30, 2005, the Company amended the 2000 Nonstatutory Stock Option Plan to allow the granting of stock appreciation rights.

Genesis Microchip Inc.
Notes to Consolidated Financial Statements — (Continued)

2001 Nonstatutory Stock Option Plan
      The 2001 Nonstatutory Stock Option Plan (“2001 Employee Plan”) provides for the granting to employees of nonstatutory stock options for up to 1,000,000 common shares. The exercise price of stock options granted under the 2001 Employee Plan may not be less than 100% of the fair market value of the common shares subject to the option at the date of grant. The term of the options may not exceed 10 years and generally vest over four years. As at March 31, 2006, there were 60,000 shares available for grant under the 2001 Employee Plan.

2003 Stock Plan
      The 2003 Stock Plan (“2003 Stock Plan”) provides for the granting to newly hired employees of nonstatutory stock options for up to 1,000,000 common shares. The exercise price of stock options granted under the 2003 Stock Plan may not be less than 100% of the fair market value of the common shares subject to the option at the date of grant. The term of the options may not exceed 10 years and generally vest over four years. As at March 31, 2006, there were 90,000 shares available for grant under the 2003 Employee Plan.

Sage Stock Option Plan
      The Sage Stock Option Plan (“Sage Plan”) provided for the granting of Incentive Stock Options (“ISOs”) to employees of Sage, a wholly owned subsidiary of Genesis and Nonstatutory Stock Options (“NSOs”) to Sage employees, directors, and consultants. As a result of the purchase of Sage in 2002, each outstanding option or right to purchase shares of Sage common stock is exercisable for Genesis common shares, adjusted to reflect the exchange ratio of Genesis common shares to Sage common stock in the purchase and sale agreement. No additional options will be granted under the Sage Plan. Upon exercise, expiration or cancellation of all of the options granted under the Sage Plan, this plan will be terminated.

Employee Stock Purchase Plan
      Genesis has established an employee stock purchase plan under which employees may authorize payroll deductions of up to 15% of their compensation (as defined in the plan) to purchase common shares at a price equal to 85% of the lower of the fair market values as of the beginning or the end of the offering period. The plan provides for the purchase of 500,000 shares of common stock plus an annual increase to restore the number of shares available for purchase under the plan to 500,000. As at March 31, 2006, there were 320,000 shares available for issuance under this plan.

Genesis Microchip Inc.
Notes to Consolidated Financial Statements — (Continued)
     Summary of Stock Options
      Details of stock option transactions are as follows:

			Weighted Average
	Number of	Option Price	Exercise Price
	Options	Per Share	Per Share

Balances, March 31, 2003	6,484	$0.17 - 69.81	$14.52
Issued	2,264	7.50 - 27.89	15.96
Exercised	(1,008)	0.17 - 18.50	9.89
Cancelled	(468)	0.78 - 69.81	23.16

Balances, March 31, 2004	7,272	0.17 - 68.18	15.01
Issued	2,729	9.71 - 17.28	14.93
Exercised	(423)	0.99 - 17.00	8.79
Cancelled	(773)	5.64 - 58.38	15.79

Balances, March 31, 2005	8,805	0.17 - 68.18	15.22
Issued	760	13.69 - 26.72	19.98
Exercised	(2,065)	0.78 - 25.29	12.66
Cancelled	(373)	5.64 - 51.85	15.88

Balances, March 31, 2006	7,127	$0.17 - 68.18	$16.43

      The following table summarizes information concerning outstanding and exercisable options at March 31, 2006:

	Options Outstanding			Options Exercisable

			Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise		Exercise
	Number	Remaining	Price Per	Number	Price Per
Range of Exercise Prices	Outstanding	Life (Years)	Option	Exercisable	Option

$ 0.17 - 8.14	768	6.24	$7.01	625	$7.01
8.15 - 11.63	726	5.94	9.91	516	9.71
11.64 - 15.76	1,821	7.74	14.38	889	14.17
15.77 - 22.85	3,134	6.84	17.95	1,639	17.81
22.86 - 68.18	678	5.08	32.47	598	33.33

Total at March 31, 2006	7,127	6.74	$16.43	4,267	$16.67

Total at March 31, 2005	8,805	7.49	$15.22	4,362	$16.12

Total at March 31, 2004	7,272	7.90	$15.01	2,922	$16.71

Genesis Microchip Inc.
Notes to Consolidated Financial Statements — (Continued)
Summary of Restricted Share Units
      Details of restricted share unit transactions are as follows:

		Weighted Average
		Grant-Date
	Number of Options	Fair Value

Balances, March 31, 2005	—	$—
Issued	270,022	19.93
Cancelled	(4,102)	(19.80)

Balances, March 31, 2006	265,920	$19.93

10.	INCOME TAXES
      The provision for (recovery of) income taxes consists of:

	Year	Year	Year
	Ended	Ended	Ended
	March 31,	March 31,	March 31,
	2006	2005	2004

Current	$3,177	$6,386	$3,300
Deferred	2,905	(3,432)	(4,363)

Total	$6,082	$2,954	$(1,063)

      The provision for (recovery of) income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

	Year	Year	Year
	Ended	Ended	Ended
	March 31,	March 31,	March 31,
	2006	2005	2004

Basic federal rate applied to income before provision for (recovery of) income taxes	$8,320	$(2,208)	$(1,791)
Adjustments resulting from:
State and provincial income taxes	1,468	(390)	(316)
Non-deductible expenses and other permanent differences	324	2,672	1,519
Research and development deductions and investment tax credits	(3,668)	(1,276)	(1,195)
Foreign exchange and tax rate differences	(9,870)	(9,371)	(6,774)
Tax on repatriation from foreign subsidiary	—	3,701	—
Change in valuation allowance	9,403	9,745	7,153
Other items	105	81	341

Total	$6,082	$2,954	$(1,063)

      Pretax income from foreign operations was $42,979,000, $34,609,000, and $26,508,000 for the years ended March 31, 2006, 2005, and 2004, respectively.
      On October 22, 2004, the “American Jobs Creation Act of 2004” (“AJCA”) was signed into law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. In March 2005, the Company repatriated $73,000,000 of earnings and profits in accordance with certain

Genesis Microchip Inc.
Notes to Consolidated Financial Statements — (Continued)
provisions of the AJCA. A charge of $3,701,000 associated with this repatriation is included in the provision for income taxes for the year ended March 31, 2005. Under normal circumstances, U.S. income and foreign withholding taxes are not provided on certain unremitted earnings of international affiliates which Genesis considers to be indefinitely reinvested in the foreign jurisdiction. A deferred tax liability will be recognized when the Company can no longer demonstrate that it plans to indefinitely reinvest the undistributed earnings. As of March 31, 2006, the undistributed earnings of these affiliates were approximately $41,000,000. The Company has not recognized a deferred tax liability of approximately $16,400,000 for the unremitted earnings of its foreign affiliates.
      Significant components of Genesis’ deferred tax assets are as follows:

	March 31,	March 31,
	2006	2005

Acquisition-related intangibles	$(1,864)	$(5,020)
Net operating loss carryforwards	55,616	50,940
Research tax credit carryforwards	20,317	16,557
Net capital loss carryforwards	7,137	6,847
Other	2,596	2,558

Net deferred tax asset	83,802	71,882
Less valuation allowance	(72,651)	(57,826)

Total	$11,151	$14,056

      The valuation allowance increased by $14,825,000 during the year ended March 31, 2006 (2005 — $6,507,000), primarily as a result of not recognizing the full benefit of net operating losses and research tax credits in a year of loss.
      The valuation allowance includes $13,232,000 (2005 — $9,306,000) arising from acquired losses and research credits, which, if realized, will be credited to goodwill. The valuation allowance also includes $22,434,000 (2005 — $20,344,000) of losses arising from stock option deductions of which subsequently recognized tax benefits will be recorded as additional paid-in capital. No such benefit was realized during 2006, 2005 or 2004.
      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible in the appropriate jurisdiction. Management considers projected future taxable income uncertainties related to the industry in which Genesis operates and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset recognized on its consolidated balance sheet, Genesis would need to generate future taxable income of approximately $31,000,000 prior to the expiration of the net operating loss carryforwards and research tax credit carryforwards, which expire in the years 2008 to 2026. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not Genesis will realize the benefits of these deductible differences, net of the existing valuation allowances.

Genesis Microchip Inc.
Notes to Consolidated Financial Statements — (Continued)

11.	EARNINGS (LOSS) PER SHARE
      The following table reconciles the numerators and denominators of the basic and diluted earnings (loss) per share computation as required by SFAS 128:

	Year	Year	Year
	Ended	Ended	Ended
	March 31,	March 31,	March 31,
	2006	2005	2004

Numerator for basic and diluted earnings (loss) per share:
Net income (loss)	$18,390	$(9,447)	$(4,205)

Denominator for basic earnings (loss) per share:
Weighted average common shares	34,909	33,084	31,876

Basic earnings (loss) per share	$0.53	$(0.29)	$(0.13)

Denominator for diluted earnings (loss) per share:
Weighted average common shares	34,909	33,084	31,876
Stock options	1,968	—	—

Shares used in computing diluted earnings (loss) per share	36,877	33,084	31,876

Diluted earnings (loss) per share	$0.50	$(0.29)	$(0.13)

Anti-dilutive potential common shares excluded from above calculation	5,804	8,251	7,255

      Had Genesis been profitable during the year ended March 31, 2005, 1,192,000 shares would have been added to weighted average shares for the purposes of calculating diluted earnings per share (2004 — 1,155,000 shares).

12.	COMMITMENTS AND CONTINGENCIES

Lease commitments
      Genesis leases premises in the United States, Canada, India, Taiwan, Japan, South Korea, Singapore and China under operating leases that expire between April 2006 and April 2011. In addition, certain equipment is leased under non-cancelable operating leases expiring in various years through 2011. Future minimum lease payments by fiscal year are as follows:

2007	$4,347
2008	2,348
2009	2,179
2010	572
2011	295
Thereafter	—

Total	$9,741

      Rental expense was $4,244,000 for the year ended March 31, 2006, $4,249,000 for the year ended March 31, 2005, and $3,657,000 for the year ended March 31, 2004.

Genesis Microchip Inc.
Notes to Consolidated Financial Statements — (Continued)

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
      In July 2003, the District Court issued a memorandum opinion, followed by a final judgment in August 2003 and an amended final judgment in December 2003. In its opinion, the District Court ruled that Genesis and Silicon Image have settled their disputes based on a Memorandum of Understanding (“MOU”) signed on December 18, 2002. The District Court’s opinion states that the MOU is a binding settlement agreement and that Genesis will pay Silicon Image a monetary settlement, license fee and running royalties on all DVI and HDMI products. We recorded a provision for costs associated with this patent litigation in the year ended March 31, 2003, a portion of which was paid in escrow to the court in August 2003. An additional undisclosed amount was paid to the court as a bond in March 2004. The payments to the court have been accounted for as reductions of the related liability. In addition, Genesis has continued to reserve estimated amounts that may be payable to Silicon Image pursuant to the District Court’s judgment regarding the MOU since the year ended March 31, 2003.
      In January 2004, Genesis filed a notice of appeal to the United States Court of Appeals for the Federal Circuit. In April 2006, the Court of Appeals affirmed the District Court’s decision.
      The future financial impact arising from any appeal or other legal actions related to the dispute is not yet determinable and no other provision has been made in our consolidated financial statements for any future costs associated with this claim, other than the estimated amounts that may be payable under the MOU as noted above.

MStar Litigation
      Genesis filed a patent infringement complaint against MStar Semiconductor, Inc. (“MStar”) in the U.S. International Trade Commission (“ITC”) in 2003. In August 2004, the ITC determined that MStar and the other respondents infringe Genesis’s patent, and issued an exclusion order preventing the importation of MStar’s and the other respondents’ infringing display controllers into the United States, as well as LCD monitors and boards containing these products. However, U.S. Customs has declined to enforce the ITC’s exclusion order against MStar’s Tsunami (or TSU) products. In December 2004, MStar filed an appeal of the exclusion order and related ITC rulings to the Federal Circuit Court of Appeals. In May 2006, the Court of Appeals upheld the ITC’s decision in favor of Genesis. Also, in April 2006, Genesis filed a motion to enforce the exclusion order against MStar’s Tsunami products in the ITC. The motion is pending.
      The future financial impact of this dispute is not determinable and no provision has been made in our consolidated financial statements for any future costs or settlements associated with these claims.

Securities Class Action Litigation
      In November 2002, a putative securities class action captioned Kuehbeck v. Genesis Microchip et al., Civil Action No. 02-CV-05344, was filed against Genesis, former Chief Executive Officer Amnon Fisher, and former Interim Chief Executive Officer Eric Erdman, and amended in July 2003 to include Executive Vice President Anders Frisk (collectively the “Individual Defendants”) in the United States District Court for the

Genesis Microchip Inc.
Notes to Consolidated Financial Statements — (Continued)
Northern District of California. The complaint alleges violations of Section 10(b) of the Securities and Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder against Genesis and the Individual Defendants, and violations of Section 20(a) of the Exchange Act against the Individual Defendants. The complaint sought unspecified damages on behalf of a purported class of purchasers of Genesis’s common stock between April 29, 2002 and June 14, 2002. In July 2005, the court granted Genesis’s motion to dismiss the case, with prejudice. The plaintiffs filed an appeal to the Ninth Circuit Court of Appeals. The parties signed an agreement to settle the case in March 2006.
      An unfavorable resolution of any of these lawsuits could have a material adverse effect on Genesis’s business, results of operations or financial condition.
      We are not a party to any other material legal proceedings.

Supply arrangements
      Genesis subcontracts portions of its semiconductor manufacturing from several suppliers and no single production process for any single product is performed by more than one supplier. Should our wafer supplier or any of Genesis’ packaging or testing subcontractors cease to be available, management believes that this would have a material adverse effect on Genesis’ business, financial condition and results of operations. Genesis has no guarantees of minimum capacity from its suppliers and is not liable for any material minimum purchase commitments.

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

13.	SEGMENT INFORMATION
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

Genesis Microchip Inc.
Notes to Consolidated Financial Statements — (Continued)
      Revenues from unaffiliated customers by geographic region were as follows:

	Year	Year	Year
	Ended	Ended	Ended
	March 31,	March 31,	March 31,
	2006	2005	2004

United States	$3,493	$8,803	$7,160
China	115,016	78,167	87,065
Japan	27,356	15,289	16,519
South Korea	51,487	52,871	53,556
Taiwan	28,704	28,824	27,209
Europe	31,131	13,334	4,736
Rest of world	12,319	6,827	17,175

Total	$269,506	$204,115	$213,420

      Net long-lived assets by country were as follows:

	March 31,	March 31,
	2006	2005

United States	$197,561	$206,728
Rest of world	9,934	8,505

Total	$207,495	$215,233

Concentration information
      The following table shows the percentage of our revenues in the years ended March 31, 2006 and 2005 that was derived from customers who individually accounted for more than 10% of revenues in that year:

	Year Ended
	March 31,

	2006	2005

Customer A	15%	15%
Customer B	10%	—
Customer C	10%	—
Customer D	—	10%
      The following table shows customers accounting for more than 10% of accounts receivable trade at March 31, 2006 and March 31, 2005:

	Year Ended
	March 31,

	2006	2005

Customer 1	22%	29%
Customer 2	12%	—
Customer 3	12%	—
Customer 4	11%	—

Genesis Microchip Inc.
Notes to Consolidated Financial Statements — (Continued)

14.	DEFERRED MERGER-RELATED COSTS
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

15.	COMPARATIVE FIGURES
      We changed the method in which certain costs are allocated to research and development expenses and selling, general and administrative expenses in fiscal year 2006. We believe that the current allocation method more appropriately reflects the nature of these expenses and the services to which they relate. The Consolidated Statement of Operations for the years ended March 31, 2005 and 2004 have been reclassified in order to present comparable statements for the three years. The restatement has no effect on total operating expenses, net earnings (loss) or net earnings (loss) per share.

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

Management’s Report on Internal Control Over Financial Reporting. Please see Management’s Annual Report on Internal Control over Financial Reporting under Item 8 on page 35 of this Form 10-K, which report is incorporated herein by reference.

(b)	Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information.
      On March 6, 2006, the Company entered into a Separation Agreement and Release with Mr. Murray. Pursuant to the separation agreement, Mr. Murray received (i) $94,350, representing 26 weeks of his base salary, (ii) $37,740, representing full participation in the Company’s fiscal year 2006 Executive Bonus Plan and (iii) reimbursement for 12 months for COBRA payments, subject to termination upon Mr. Murray’s new employment with comparable coverage. In addition, pursuant to the separation agreement, Mr. Murray agreed to release the Company and certain related parties from any and all claims relating to or arising out of Executive’s employment relationship with the Company. Mr. Murray also waived any rights he may have had under the Age Discrimination and Employment Act of 1967 and agreed not to solicit any Company employees for a period of 12 months following the effective date of the separation agreement.

PART III

Item 10.	Directors and Executive Officers
      The information required by Item 10 of Form 10-K regarding our directors, audit committee and audit committee financial expert is incorporated by reference from the information under the captions “The Board of Directors, its Committees and Meetings” and “Proposal One — Election of Directors” in our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders which we plan to file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report. The information required by Item 10 regarding our executive officers appears immediately following Item 4 under Part I of this Report under the caption “Executive Officers.”
      The information required by Item 10 of Form 10-K with respect to Section 16(a) beneficial ownership reporting compliance is incorporated by reference to the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement.
Code of Ethics
      We have adopted a code of ethics that applies to our principal executive officer and all members of our finance department, including the principal financial officer and principal accounting officer. This code of ethics “Code of Ethics-Financial”, as well as “Code of Business Conduct and Ethics”, which applies to all employees generally, are posted on our Website. The Internet address for our Website is http://www.gnss.com, and the both codes of ethics may be found as follows:

1. From our main Web page, first click on “Company,”

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
      The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the section captioned “Executive Compensation  — Summary Compensation Table” in our definitive Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      Information regarding this item is incorporated herein by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement.

Item 13.	Certain Relationships and Related Transactions
      Information with respect to this item is incorporated herein by reference from the section entitled “Certain Relationships and Related Transactions” in our definitive Proxy Statement.

Item 14.	Principal Accountant Fees and Services
      The information required by this item is included under the captions “Proposal Two — Appointment of Independent Auditors — Fees and Services” in our definitive Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules:
      (a) Documents filed with this report:
      1.     Consolidated Financial Statements. The following consolidated financial statements and related auditors’ report are incorporated in Item 8 of this report:

•	Report of Independent Registered Public Accounting firm.

•	Consolidated Balance Sheets at March 31, 2006 and 2005.

•	Consolidated Statements of Operations for the years ended March 31, 2006, March 31, 2005 and March 31, 2004.

•	Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2006, March 31, 2005 and March 31, 2004.

•	Consolidated Statements of Cash Flows for the years ended March 31, 2006, March 31, 2005 and March 31, 2004.

•	Notes to Consolidated Financial Statements
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

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESIS MICROCHIP INC.

By:	/s/ Elias Antoun

Elias Antoun
Chief Executive Officer and Director

By:	/s/ Michael Healy

Michael Healy
Chief Financial Officer
(and Principal Accounting Officer)
Date: June 14, 2006
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
      This report has been signed by the following persons in the capacities and on the dates indicated as required by the Securities Exchange Act of 1934.

Name	Title	Date

/s/ Elias Antoun Elias Antoun	Chief Executive Officer and Director	June 14, 2006

/s/ Jon Castor Jon Castor	Director	June 14, 2006

/s/ Chieh Chang Chieh Chang	Director	June 14, 2006

Name	Title	Date

/s/ Tim Christoffersen Tim Christoffersen	Director	June 14, 2006

/s/ Jeffrey Diamond Jeffrey Diamond	Chairman of the Board	June 14, 2006

/s/ Robert H. Kidd Robert H. Kidd	Director	June 14, 2006

/s/ Chandrashekar M. Reddy Chandrashekar M. Reddy	Director	June 14, 2006

EXHIBIT INDEX

Exhibit
Number		Exhibit Description

2	.1(1)	Agreement and Plan of Merger and Reorganization, dated as of September 27, 2001, by and between Genesis Microchip Incorporated and Sage, Inc.
2	.2(1)	Share Exchange and Arrangement Agreement and Plan of Arrangement by and among the Registrant, Genesis Microchip Nova Scotia Corp., and Genesis Microchip Incorporated.
2	.3(2)	Agreement and Plan of Merger, dated as of March 17, 2003, among Genesis Microchip Inc., Display Acquisition Corporation and Pixelworks, Inc. (with Forms of Voting Agreements).
3	.1(1)	Certificate of Incorporation of the Registrant.
3	.2(3)	Amended and Restated Bylaws of the Registrant.
3	.3(4)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.
4	.1(1)	Form of Common Stock Certificate of the Registrant.
4	.2(4)	Preferred Stock Rights Agreement, dated as of June 27, 2002, between the Registrant and Mellon Investor Services, L.L.C., as amended on March 16, 2003.
10	.1(5)	Agreement, dated January 20, 1997, between Yves Faroudja and Faroudja Laboratories, Inc.
10.2		[Intentionally omitted]
10	.3(6)*	Offer of employment to James E. Donegan dated June 25, 2002.
10	.4(6)*	Settlement Agreement and Release with Amnon Fisher.
10	.5(9)*	Offer Letter of Employment with Anders Frisk, dated February 15, 2000.
10	.6(9)*	Offer Letter of Employment with Matthew Ready, dated April 12, 2000.
10	.7(9)*	Offer Letter of Employment from Paradise Electronics, Inc. to Mohammad Tafazzoli, dated February 17, 1998.
10	.8(7)*	Form of Change of Control Severance Agreement (as entered into between Genesis and, among others, each of Anders Frisk, Raphael Mehrbians, Tzayao Chan, and Mohammad Tafazzoli).
10	.9(9)*	Separation Agreement and Release with Chandrashekar Reddy.
10	.10(9)*	Consulting Agreement with Chandrashekar Reddy.
10	.11(8)*	1987 Stock Option Plan.
10	.12(8)*	1997 Employee Stock Option Plan.
10	.13(9)*	1997 Employee Stock Purchase Plan, as last amended on September 17, 2002.
10	.14(8)*	1997 Non-Employee Stock Option Plan.
10	.15(8)*	2000 Nonstatutory Stock Option Plan.
10	.16(8)*	2001 Nonstatutory Stock Option Plan.
10	.17(8)*	Paradise Electronics, Inc. 1997 Employee Stock Option Plan.
10	.18(8)*	Sage, Inc. Second Amended and Restated 1997 Stock Plan.
10	.19(9)*	2001 Employee Stock Purchase Loan Plan (for non-officers).
10	.20(9)	Lease Termination Agreement with 1601 McCarthy Boulevard, L.L.C. regarding premises located in Milpitas, California.
10	.21(12)	Settlement Agreement and Release with James E. Donegan.
10	.22(10)	Termination and Release Agreement, dated as of August 5, 2003, among Genesis Microchip Inc., Display Acquisition Corporation and Pixelworks, Inc.
10	.23(11)*	Offer Letter with Michael Healy.
10	.24(11)*	Change of Control Severance Agreement with Michael Healy.
10	.25(11)*	Option Exchange Agreement with Raphael Mehrbians.
10	.26(14)*	Interim CEO Employment Agreement with Eric Erdman.
10	.27(14)*	Form of director and officer indemnification agreement.
10	.28(13)*	2003 Stock Plan.

Exhibit
Number		Exhibit Description

10	.29(15)*	Form of 2000 Nonstatutory Stock Option Plan Stock Option Agreement with Nonemployee Directors.
10	.30(15)*	Form of 2000 Nonstatutory Stock Option Plan International Stock Option Agreement.
10	.31(15)*	Form of 2000 Nonstatutory Stock Option Plan Stock Option Agreement for China.
10	.32(16)*	Amendment No. 1 to Separation Agreement and Release with Chandrashekar Reddy, dated November 10, 2004.
10	.33(17)*	Offer Letter of Employment with Elias Antoun, dated November 10, 2004.
10	.34(18)*	Change in Control Severance Agreement with Elias Antoun, dated November 29, 2004.
10	.35(19)*	Separation Agreement and Release with Eric Erdman, dated December 3, 2004.
10	.36(19)*	Consulting Agreement with Eric Erdman, dated December 3, 2004.
10	.37(20)*	Separation Agreement and Release with Young Ahn, dated December 28, 2004.
10	.38(21)*	1997 Employee Stock Option Plan, as amended on September 19, 2005, and form of Notice of Grant of Restricted Stock Units.
10	.39(21)*	2000 Nonstatutory Stock Option Plan, as amended on September 19, 2005.
10	.40*	Separation Agreement and Release with Ken Murray, dated March 6, 2006.
10	.41(22)*	Offer Letter with Behrooz Yadegar, dated April 11, 2006.
10	.42*	Fiscal Year 2007 Executive Bonus Plan, dated June 10, 2006.
21		Subsidiaries.
23.1		Consent of KPMG LLP.
31.1		Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2		Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1		Certification of Chief Executive Officer and Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-72202) filed with the Securities and Exchange Commission on October 25, 2001, as amended.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2003.

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 1, 2002, as amended.

(4)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A12G filed with the Securities and Exchange Commission on August 5, 2002, as amended by the Registrant’s Statement on Form 8-12G/ A filed with the Securities and Exchange Commission on March 31, 2003.

(5)	Incorporated by reference to Faroudja Laboratories, Inc.’s Form S-1 (File No. 333-32375) filed with the Securities and Exchange Commission on July 30, 1997, as amended.

(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002.

(7)	Incorporated by reference to Registration Statement on Form S-4 filed by Pixelworks, Inc. with the Securities and Exchange Commission on April 18, 2003, as amended.

(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Securities Exchange Commission on February 21, 2002.

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities Exchange Commission on June 20, 2003.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on August 6, 2003.

(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on February 13, 2004.

(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/ A filed with the Securities Exchange Commission on July 29, 2003.

(13)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Securities Exchange Commission on October 15, 2003.

(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities Exchange Commission on June 10, 2004.

(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on November 9, 2004.

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on November 15, 2004.

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on November 19, 2004.

(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on December 3, 2004.

(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on December 8, 2004.

(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on January 3, 2005.

(21)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on November 8, 2005.

(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on May 10, 2006.

*	Identifies a management contract or compensatory plan of arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of this report.