Form 10-Q
period 2006-06-30
GENESIS MICROCHIP INC /DE
filed 2006-08-09
CIK 1161396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2006

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

Large accelerated filer  ☒                Accelerated filer  ☐                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes  ☐    No  ☒

There were 36,126,459 shares of the registrant’s common shares issued and outstanding as of June 30, 2006.

GENESIS MICROCHIP INC.

FORM 10-Q

THREE MONTHS ENDED June 30, 2006

*	No information has been provided because this item is not applicable.

PART I: FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

GENESIS MICROCHIP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share amounts)

	June 30, 2006 (unaudited)	March 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$143,937	$154,630
Short-term investments	38,622	30,749
Accounts receivable trade, net of allowance for doubtful accounts of $411 at June 30 and $401 at March 31	32,316	36,184
Inventories	20,239	17,175
Prepaids and other	6,984	6,034

Total current assets	242,098	244,772
Property and equipment	15,992	16,459
Intangible assets, net	8,784	9,055
Goodwill	181,981	181,981
Deferred income taxes	15,161	11,151
Other long-term assets	15,334	16,259

Total assets	$479,350	$479,677

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,771	$14,911
Accrued liabilities	18,065	21,777
Income taxes payable	4,384	3,565

Total current liabilities	32,220	40,253
Stockholders’ equity:
Capital stock:
Preferred stock:
Authorized – 5,000 preferred shares, $0.001 par value
Issued and outstanding – none at June 30 and at March 31
Common stock:
Authorized – 100,000 common shares, $0.001 par value
Issued and outstanding – 36,126 shares at June 30 and 35,899 shares at March 31	36	36
Additional paid-in capital	443,725	441,197
Treasury shares	(833)	—
Cumulative other comprehensive loss	(94)	(94)
Deferred stock-based compensation	—	(4,571)
Retained earnings	4,296	2,856

Total stockholders’ equity	447,130	439,424

Total liabilities and stockholders’ equity	$479,350	$479,677

See accompanying notes to condensed consolidated financial statements.

GENESIS MICROCHIP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30
	2006	2005
Revenues	$55,899	$59,825
Cost of revenues (1)(2)	33,240	35,619

Gross profit	22,659	24,206
Operating expenses:
Research and development (3)(5)	14,917	10,962
Selling, general and administrative (4)	14,822	10,753

Total operating expenses	29,739	21,715

Income (loss) from operations	(7,080)	2,491
Interest and other income
Interest income	2,164	910
Other income (6)	3,217	—

Interest and other income	5,381	910

Income (loss) before income taxes	(1,699)	3,401
Provision for (recovery of) income taxes	(3,139)	1,340

Net income	$1,440	$2,061

Earnings per share:
Basic	$0.04	$0.06
Diluted	$0.04	$0.06
Weighted average number of common shares outstanding:
Basic	36,001	33,624
Diluted	36,518	35,060

(1) Amount includes amortization of acquired developed product technology	$—	$1,925
(2) Amount includes stock-based compensation	$428	$—
(3) Amount includes stock-based compensation	$1,891	$142
(4) Amount includes stock-based compensation	$3,023	$102
(5) Amount includes amortization of acquired intangibles	$482	$729
(6) Gain on sale of investment	$3,217	$—

See accompanying notes to condensed consolidated financial statements.

GENESIS MICROCHIP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended June 30
	2006	2005
Cash flows provided by (used in) operating activities:
Net income	$1,440	$2,061
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	2,184	1,810
Amortization of intangible assets	482	2,654
Stock-based compensation	5,341	244
Deferred income taxes	(4,010)	626
Gain on sale of investment	(3,217)	—
Other	—	392
Change in operating assets and liabilities, net of amounts acquired:
Accounts receivable trade	3,868	(2,737)
Inventories	(3,064)	(3,929)
Prepaids and other	(950)	(437)
Accounts payable	(5,140)	816
Accrued liabilities	(3,713)	2,226
Income taxes payable	819	(1,962)

Net cash provide by (used in) operating activities	(5,960)	1,764
Cash flows used in investing activities:
Purchase of short-term investments	(26,733)	—
Proceeds on maturity of short-term investments	18,860	—
Additions to property and equipment	(1,223)	(877)
Proceeds on sale of investment	3,919	—
Other	(482)	(418)

Net cash used in investing activities	(5,659)	(1,295)
Cash flows from financing activities:
Proceeds from issue of common stock	926	4,311

Net cash provided by financing activities	926	4,311

Increase (decrease) in cash and cash equivalents	(10,693)	4,780
Cash and cash equivalents, beginning of period	154,630	129,757

Cash and cash equivalents, end of period	$143,937	$134,537

See accompanying notes to condensed consolidated financial statements.

GENESIS MICROCHIP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of presentation

Genesis Microchip Inc. (“Genesis” or the “Company”) designs, develops and markets integrated circuits that manipulate and process digital video and graphic images.

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”) and according to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Consequently, they do not include all of the information and footnotes required by GAAP for a complete set of annual financial statements. These condensed financial statements should be read in conjunction with our financial statements and notes thereto for the year ended March 31, 2006 that are included in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. We believe that the accompanying financial statements reflect all adjustments, consisting solely of normal, recurring adjustments, that are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full fiscal year or for any other period.

2.	Stock-based compensation

On April 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(revised 2004), Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards based on the grant date fair value of the awards.

Prior to the adoption of SFAS 123R, the Company followed Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and related interpretations, in accounting for employee stock options and restricted stock units. Under APB 25, deferred stock-based compensation was recorded at the grant date in an amount equal to the excess of the market value of a share of common stock over the exercise price of the option or restricted stock unit and was amortized over the vesting period of the individual options or stock units, generally two to four years, in accordance with Financial Accounting Standards Board’s (“FASB”) FIN 44.

The Company adopted SFAS 123R using the modified prospective transition method, which requires the recognition of compensation expense for awards granted after April 1, 2006 and expected to vest and for unvested awards granted prior to adoption that are expected to vest. The compensation expense related to the awards granted prior to adoption is based on the grant date fair value estimated in accordance with SFAS 123. In accordance with the modified prospective transition method, prior period results have not been adjusted to reflect the adoption of SFAS 123R. No modifications have been made to the terms of the Company’s outstanding stock options in anticipation of the adoption of SFAS 123R.

During the three months ended June 30, 2006, the Company recognized stock-based compensation expense of $5,342,000 related to stock options, restricted share units and employee share purchase plans granted to employees and directors. The Company has not capitalized any stock-based compensation costs as part of the cost of an asset. There were no tax benefits recognized related to the compensation cost for share-based payments.

The cumulative effect of the implementation of SFAS 123R was to decrease income from operations, income before income taxes and net income by $4,920,000 and basic and fully diluted earnings per share by $0.14 for the three months ended June 30, 2006. In addition, $4,571,000 of deferred stock-based compensation recorded as a reduction to stockholder’s equity as of March 31, 2006 was reversed against the Company’s additional paid-in-capital. There was no impact on the statement of cash flow.

The fair value of stock-based compensation was determined using the Black-Scholes option-pricing model using a dividend yield of 0% and the assumptions noted in the following table:

	Three Months Ended June 30
	2006	2005
Stock Option Plans:
Risk-free interest rates	5.1%	3.7%
Volatility	71%	86%
Expected life in years	4.25	4.25
Employee Stock Purchase Plans:
Risk-free interest rates	5.2%	3.3%
Volatility	53%	86%
Expected life in years	1.25	1.25

The Company uses historical volatility as a basis for projecting the expected volatility of the underlying stock and estimates the expected life of its stock options based upon historical data. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The weighted average fair values of options granted during the three months ended June 30, 2006 and June 30, 2005 were $7.13 and $ 10.97 respectively.

In accordance with SFAS 123R, the Company is required to estimate the number of instruments for which the requisite service is expected to be rendered. Under APB 25, forfeiture rates were recognized as they occurred. The cumulative effect of the change in accounting policy for the adjustment related to the forfeitures for the prior periods was not material at April 1, 2006.

Had the Company accounted for stock-based compensation in accordance with SFAS 123R prior to April 1, 2006, our net earnings would have approximated the pro-forma amount for the three months ended June 30, 2005 as follows:

(in thousands, except per share amounts):

Three Months Ended June 30, 2005
Net income (loss) attributable to common stockholders:
As reported	$2,061
Stock compensation, as reported	244
Stock compensation, under SFAS 123	(5,884)

Pro forma	$(3,579)

Basic earnings (loss) per share:
As reported	$0.06
Pro forma	$(0.11)
Diluted earnings (loss) per share:
As reported	$0.06
Pro forma	$(0.11)

STOCK OPTION AND STOCK PURCHASE PLANS

1997 Employee Stock Option Plan

The 1997 Employee Stock Option Plan (“1997 Employee Plan”) provided for the granting to employees of incentive stock options, nonstatutory stock options, stock purchase rights and restricted stock units for up to 800,000 common shares plus an annual increase to be added on the first day of each fiscal year equal to the lesser of (i) 2,000,000 Shares, (ii) 3.5% of the outstanding shares on such date, or (iii) a lesser amount determined by the Board of Directors of Genesis. The exercise price of incentive stock options granted under the 1997 Employee Plan was not to be less than 100% (110% in case of any options granted to a person who held more than 10% of the total combined voting power of all classes of shares of Genesis) of the fair market value of the common shares subject to the option on the date of the grant. The term of the options do not exceed 10 years (five years in the case of any options granted to a person who held more than 10% of the total combined voting power of all classes of shares of Genesis) and vest over four years. As of June 30, 2006, there were 2,102,000 shares available for grant under the 1997 Employee Plan. In the quarter ended September 30, 2005, the Company amended the 1997 Employee Stock Option Plan to allow the granting of stock appreciation rights, stock purchase rights, and restricted stock units.

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

1997 Non-Employee Stock Option Plan

The 1997 Non-Employee Stock Option Plan (“Non-Employee Plan”) provides for the granting to non-employee directors and consultants of Genesis of options for up to 500,000 common shares. The exercise price of stock options granted under the Non-Employee Plan may not be less than 100% of the fair market value of the common shares subject to the option on the date of the grant. Options granted under the Non-Employee Plan have a term of up to ten years and generally vest over periods of up to two years. As at June 30, 2006, there were 10,000 shares available for grant under the Non-Employee Plan.

2000 Nonstatutory Stock Option Plan

The 2000 Nonstatutory Stock Option Plan (“2000 Plan”) provides for the granting to employees and non-employees of nonstatutory stock options and stock appreciation rights for up to 1,500,000 common shares plus an annual increase to be added on the first day of each fiscal year equal to the lesser of (i) 2,000,000 Shares, (ii) 3.5% of the outstanding shares on such date, or (iii) a lesser amount determined by the Board of Directors of Genesis. The exercise price of stock options granted under the 2000 Plan may not be less than 100% of the fair market value of the common shares subject to the option at the date of grant. The term of the options may not exceed 10 years and generally vest over four years. As of June 30, 2006, there were 1,211,000 shares available for grant under the 2000 Employee Plan. In the quarter ended September 30, 2005, the Company amended the 2000 Nonstatutory Stock Option Plan to allow the granting of stock appreciation rights.

2001 Nonstatutory Stock Option Plan

The 2001 Nonstatutory Stock Option Plan (“2001 Employee Plan”) provides for the granting to employees of nonstatutory stock options for up to 1,000,000 common shares. The exercise price of stock options granted under the 2001 Employee Plan may not be less than 100% of the fair market value of the common shares subject to the option at the date of grant. The term of the options may not exceed 10 years and generally vest over four years. As at June 30, 2006, there were 62,000 shares available for grant under the 2001 Employee Plan.

2003 Stock Plan

The 2003 Stock Plan (“2003 Stock Plan”) provides for the granting to newly hired employees of nonstatutory stock options for up to 1,000,000 common shares. The exercise price of stock options granted under the 2003 Stock Plan may not be less than 100% of the fair market value of the common shares subject to the option at the date of grant. The term of the options may not exceed 10 years and generally vest over four years. As at June 30, 2006, there were 90,000 shares available for grant under the 2003 Employee Plan.

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

Employee Stock Purchase Plan

Genesis has established an employee stock purchase plan under which employees may authorize payroll deductions of up to 15% of their compensation (as defined in the plan) to purchase common shares at a price equal to 85% of the lower of the fair market values as of the beginning or the end of the offering period. The plan provides for the purchase of 500,000 shares of common stock plus an annual increase to restore the number of shares available for purchase under the plan to 500,000. As at June 30, 2006, there were 320,000 shares available for issuance under this plan.

Summary of Stock Options

Details of stock option transactions are as follows:

(in thousands)

	Number of Options	Weighted Average Exercise Price Per Share
Balances, March 31, 2006	7,127	16.43
Issued	598	12.21
Exercised	(186)	9.19
Forfeited	(71)	16.56
Expired	(190)	24.39

Balances, June 30, 2006	7,278	$16.06

The following table summarizes information concerning outstanding and exercisable options at June 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price Per Option	Number Exercisable	Weighted Average Exercise Price Per Option
$0.17 - 8.14	743	6.01	$7.00	699	$7.01
8.15 - 11.63	568	6.60	10.09	385	9.93
11.64 - 15.76	2,357	7.09	13.83	983	14.17
15.77 - 22.85	3,044	6.64	17.95	1,837	17.91
22.86 - 68.18	566	5.43	33.01	491	34.20

Total	7,278	6.62	$16.06	4,395	$16.46

The weighted average remaining life for options exercisable at June 30, 2006 was 6.22 years. During the three months ended June 30, 2006, 503,434 options vested.

At June 30, 2006, compensation expense of $24,154,238 related to non-vested stock options has not been recognized. This cost is expected to be recognized over a weighted average period of 1.25 years. The total intrinsic value of options outstanding and options exercisable at June 30, 2006 was $4,455,511 and $3,999,351, respectively. The total intrinsic value of options exercised during the three months ended June 30, 2006 and June 30, 2005 was $617,527 and $2,844,166, respectively.

For the three months ended June 30, 2006, cash in the amount of $926,000 was received as the result of the exercise of options granted under share-based payment arrangements.

Summary of Restricted Stock Units

Details of restricted stock unit transactions are as follows:

(in thousands)

	Number of Units	Weighted Average Grant-Date Fair Value
Balances, March 31, 2006	266	$19.93
Issued	203	12.89
Released	(37)	13.11
Cancelled	(9)	18.98

Balances, June 30, 2006	423	$16.62

At June 30, 2006, compensation expense of $4,928,273 related to non-vested restricted stock units has not been recognized. This cost is expected to be recognized over a weighted average period of 1.9 years. The total fair value of restricted stock units vested during the three months ended June 30, 2006 was $483,877. No restricted stock units were granted or vested during the quarter ended June 30, 2005.

The Company’s policy is to satisfy stock option exercises by issuing new shares. No cash was used by the Company to settle equity instruments granted under stock-based compensation arrangements.

3.	Earnings per share

Basic earnings per share are computed by dividing the net income in a period by the weighted average number of shares of common stock outstanding during that period. Diluted earnings per share is calculated in order to give effect to all potential dilutive shares of common stock issuable during the period on the exercise of outstanding options or warrants. The weighted average number of diluted shares outstanding is calculated by assuming that any proceeds from the issuance of potential shares of common stock, such as stock options, are used to repurchase shares of common stock at the average market share price in the period. Per share information calculated on this basis is as follows (in thousands, except for share amounts):

	Three Months Ended June 30
	2006	2005
Numerator for basic and diluted earnings per share:
Net income	$1,440	$2,061

Denominator for basic earnings per share:
Weighted average common shares	36,001	33,624

Basic earnings per share:	$0.04	$0.06

Denominator for diluted earnings per share:
Weighted average common shares	36,001	33,624
Stock options and warrants	517	1,436

Shares used in computing diluted earnings per share	36,518	35,060

Diluted earnings per share:	$0.04	$0.06

Anti-dilutive potential common shares excluded from above calculation	6,691	7,229

4.	Segmented information

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

Revenues from unaffiliated customers by geographic region were as follows:

	Three Months Ended June 30
	2006	2005
United States	$158	$2,201
China	25,553	25,547
Europe	5,578	4,281
Japan	5,481	6,229
South Korea	12,241	10,960
Taiwan	5,841	7,321
Rest of world	1,047	3,286

	$55,899	$59,825

Net long-lived assets by country were as follows (in thousands):

	June 30, 2006	March 31, 2006
United States	$195,445	$197,561
Rest of world	11,312	9,934

	$206,757	$207,495

Customer concentration information

The following table shows the percentage of our revenues in each period that was derived from customers who individually accounted for more than 10% of revenues in that period:

	Three Months Ended June 30
	2006	2005
Customer A	16%	13%
Customer B	13%	—
Customer C	13%	—

The following table shows customers accounting for more than 10% of accounts receivable trade at June 30, 2006 and March 31, 2006:

	June 30, 2006	March 31, 2006
Customer 1	22%	22%
Customer 2	13%	12%
Customer 3	11%	12%
Customer 4	11%	11%

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

5.	Inventories

Inventories consist of the following (in thousands):

	June 30, 2006	March 31, 2006
Finished goods	$14,304	$10,717
Work-in-process	9,691	10,123

	23,995	20,840
Less: Inventory reserve	(3,756)	(3,665)

	$20,239	$17,175

The following table presents a roll forward of the inventory obsolescence reserve for the indicated periods (in thousands):

	Three Months Ended June 30
	2006	2005
Balance at beginning of period	$3,665	$2,954
Increase (decrease) to provision	236	(291)
Write offs	(145)	—

Balance at end of period	$3,756	$2,663

6.	Product warranty

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

	Three Months Ended June 30
	2006	2005
Balance at beginning of period	$164	$230
Increase (decrease) to provision	260	(94)
Write offs	(78)	(36)

Balance at end of period	$346	$100

7.	Intangible assets

Intangible assets consist of the following:

	June 30, 2006			March 31, 2006
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Acquired technology	$47,953	$42,511	$5,442	$47,953	$42,029	$5,924
Patents	4,415	1,073	3,342	4,118	987	3,131
Other	500	500	—	500	500	—

Total	$52,868	$44,084	$8,784	$52,571	$43,516	$9,055

Estimated future intangible assets amortization expense, based on current balances as of June 30, 2006, is as follows:

For the year ended:	March 31
2007	$2,249
2008	2,218
2009	1,731
2010	359
2011	215
Thereafter	2,012

Total	$8,784

8.	Other long-term assets

Intangible assets consist of the following:

	June 30, 2006			March 31, 2006
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Investments, at cost	$10,225	$—	$10,225	$11,177	$—	$11,177
Production mask sets	8,292	3,183	5,109	7,857	2,775	5,082

Total	$18,517	$3,183	$15,334	$19,034	$2,775	$16,259

9.	Related party transactions

In April 2006, we entered into a cross-licensing agreement with Mobilygen Corp., a privately held company that is developing H.264 and other video codec solutions for mobile devices. The agreement will give both companies access to certain technologies for select markets and enables them to jointly define future products to complement existing product portfolios. In addition, Genesis made an equity investment in March 2006 in Mobilygen, and Elias Antoun, our president and CEO, joined Mobilygen’s Board of Directors.

The investment in Mobilygen is recorded within long term assets. No transactions were undertaken with Mobilygen during the three months ended June 30, 2006.

10.	Contingent liabilities

Silicon Image Litigation

In April 2001, Silicon Image, Inc. (“Silicon Image”) filed a patent infringement lawsuit against Genesis in the United States District Court for the Eastern District of Virginia (“District Court”) and simultaneously filed a complaint before the United States International Trade Commission (“ITC”). The complaint and suit alleged that certain Genesis products that contain digital receivers infringe various Silicon Image patent claims. Silicon Image was seeking an injunction to halt the sale, manufacture and use of Genesis’s DVI receiver products and unspecified monetary damages. In December 2001, Silicon Image formally moved to withdraw its complaint before the ITC, and those proceedings have terminated.

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

In January 2004, Genesis filed a notice of appeal to the United States Court of Appeals for the Federal Circuit. In April 2006, the Court of Appeals affirmed the District Court’s decision. In July 2006, Genesis paid an additional undisclosed amount to Silicon Image pursuant to the District Court’s judgment regarding the MOU.

The future financial impact arising from any settlement or other legal actions related to the dispute is not yet determinable and no other provision has been made in our consolidated financial statements for any future costs associated with this claim.

MStar Litigation

Genesis filed a patent infringement complaint against MStar Semiconductor, Inc. (“MStar”) in the U.S. International Trade Commission (“ITC”) in 2003. In August 2004, the ITC determined that MStar and the other respondents infringe Genesis’s patent, and issued an exclusion order preventing the importation of MStar’s and the other respondents’ infringing display controllers into the United States, as well as LCD monitors and boards containing these products. However, U.S. Customs has declined to enforce the ITC’s exclusion order against MStar’s Tsunami (or TSU) products. In December 2004, MStar filed an appeal of the exclusion order and related ITC rulings to the Federal Circuit Court of Appeals. In May 2006, the Court of Appeals upheld the ITC’s decision in favor of Genesis. Also, in April 2006, Genesis filed a motion to enforce the exclusion order against MStar’s Tsunami products in the ITC. The ITC instituted an investigation in June 2006, and the investigation is pending.

The future financial impact of this dispute is not determinable and no provision has been made in our consolidated financial statements for any future costs or settlements associated with these claims.

Securities Class Action Litigation

In November 2002, a punitive securities class action captioned Kuehbeck v. Genesis Microchip et al., Civil Action No. 02-CV-05344, was filed against Genesis, former Chief Executive Officer Amnon Fisher, and former Interim Chief Executive Officer Eric Erdman, and amended in July 2003 to include Executive Vice President Anders Frisk (collectively the “Individual Defendants”) in the United States District Court for the Northern District of California. The complaint alleges violations of Section 10(b) of the Securities and Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder against Genesis and the Individual Defendants, and violations of Section 20(a) of the Exchange Act against the Individual Defendants. The complaint sought unspecified damages on behalf of a purported class of purchasers of Genesis’s common stock between April 29, 2002 and June 14, 2002. In July 2005, the court granted Genesis’s motion to dismiss the case, with prejudice. The plaintiffs filed an appeal to the Ninth Circuit Court of Appeals. The parties signed an agreement to settle the case in March 2006. In August 2006, the court issued an order preliminarily approving the settlement.

An unfavorable resolution of any of these lawsuits could have a material adverse effect on Genesis’s business, results of operations or financial condition.

We are not a party to any other material legal proceedings.

11.	Recent Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires companies to recognize the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained, assuming examination by tax authorities. The amount recognized would be the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability would be recognized for any benefit claimed, or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) on the excess. Discussion will also be required for those uncertain tax positions where it is reasonably possible that the estimate of the tax benefit will change significantly in the next 12 months. FIN 48 is effective for fiscal years beginning after December 15, 2006. The effect, if any, of adopting FIN 48 on the Company’s consolidated financial statements is currently being evaluated by management.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding anticipated revenues, gross margins, operating expenses, amortization of intangibles and stock-based compensation, liquidity and cash flow, business strategy, demand for our products, average selling prices, regional market growth, amount of sales to distributors and future competition. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors which could cause actual results to differ materially include those set forth in the following discussion, and, in particular, the risks discussed below under the subheading “Risk Factors” and in other documents we file with the Securities and Exchange Commission. Unless required by law, we undertake no obligation to update publicly any forward-looking statements.

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a general discussion of our target markets, the nature of our products, and some of the business issues we are facing as a company. Next, we address the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then discuss our Results of Operations for the three month periods ended June 30, 2006 and June 30, 2005 and corresponding quarterly information within those quarters as viewed through the eyes of Management. Lastly, we provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments. This MD&A should be read in conjunction with the other sections of this Quarterly Report on Form 10-Q.

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

Sales to distributors comprised approximately 20% of revenue for the three months ended June 30, 2006. This percentage is expected to increase, especially as sales volumes increase in China and Japan, where our use of distributors is more prevalent. We are also using distributor relationships to enable us to increase our market penetration of smaller customers with minimal incremental direct customer support.

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

Manufacturing and Supply

We generally need to place purchase orders for products before we receive purchase orders from our customers. This is because production lead times for silicon wafers and substrates, from which our products are manufactured, can be as long as three to four months, while many of our customers place orders only one month or less in advance of their requested delivery date. We have agreements with suppliers in Asia such that we are dependent on the suppliers’ manufacturing yields. We continue to review and, where feasible, establish alternative sources of supply to reduce our reliance on individual key suppliers and reduce lead times, though dual sourcing for specific products sometimes is more costly due to initial set-up costs and lower initial yields as each new manufacturing supplier ramps up production. While we have frequent communication with significant customers to review their requirements, we are restricted in our ability to react to fluctuations in demand for our products, which exposes us to the risk of having either too much or not enough of a particular product. We regularly evaluate the carrying value of inventory held. For the quarter ended June 30, 2006, we recorded net reserves totaling $236,000 for inventory which we did not foresee sufficient demand to support the carrying value or where the market price was less than our actual cost.

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

In April 2006, we entered into a cross-licensing agreement with Mobilygen Corp., a privately held company that is developing H.264 and other video codec solutions for mobile devices. The agreement will give both companies access to certain technologies for select markets and enables them to jointly define future products to complement existing product portfolios. In addition, Genesis made an equity investment in March 2006 in Mobilygen, and Elias Antoun, our president and CEO, joined Mobilygen’s Board of Directors.

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

•

We account for stock-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment. Under the provisions of SFAS No. 123R, stock based compensation is estimated at the grant date based on the award’s fair-value as calculated by the Black-Scholes option-pricing model and is recognized as expense ratably over the requisite service period. The Black-Scholes model requires various highly judgmental assumptions including volatility, forfeiture rates and expected option life. If any of the assumptions change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006

REVENUE AND GROSS PROFIT

The following table shows unaudited statement of operations data for the three months ended June 30, 2006 and June 30, 2005 (in thousands):

	Three months ended June 30
	2006	2005
Total revenue	$55,899	$59,825
Gross profit	22,659	24,206
Gross profit percentage	40.5%	40.5%
Revenue by geography:
United States	$158	$2,201
China	25,553	25,547
Europe	5,578	4,281
Japan	5,481	6,229
South Korea	12,241	10,960
Taiwan	5,841	7,321
Rest of world	1,047	3,286

Total revenue	$55,899	$59,825

Total Revenues

Revenues for the three months ended June 30, 2006 decreased by 7.0% to $55.9 million from $59.8 million for the three months ended June 30, 2005. Unit shipments increased by 16% to 16 million units for the quarter ended June 30, 2006 compared to 13.8 million units for the same period last year. However, the revenue impact from the increased unit volumes was more than offset by declining average selling prices (“ASPs”) of 19%. We expect overall ASP declines to slow down over the next two quarters as demand for flat panel televisions increases and become a greater proportion of overall shipments, as average selling prices for advanced TV controllers are higher than those for monitor controllers.

Estimated revenue from this market decreased to $24.5 million for the quarter ended June 30, 2006 from $29.5 million for the same period last year, as higher unit shipments were offset by ASP declines of 27%. Our estimate of quarterly unit shipments into flat panel televisions grew by 27% compared to the same period last year, driving estimated revenue from this market to $29.3 million, an increase of 11% compared to the same period last year. Total revenues from shipments into displays with video capability, such as LCD television, continue to increase and have become a larger proportion of total revenue. During the first quarter of fiscal 2007, we estimate that approximately 56% of total revenue was from TV and video products, compared with 51% for the same period last year, and we expect this percentage to increase during the second and third quarters of fiscal 2007.

We continue to ship the majority of our product to customers located in Asia, and we expect most of the growth to come from this area in the future. Within Asia, shipments into China and Japan have increased significantly over the last two years.

Gross Profit

Gross profit for the three months ended June 30, 2006 was $22.7 million compared to $24.2 million for the three months ended June 30, 2005. As a percentage of revenues, gross profit represented 40.5% of revenues for the three months ended June 30, 2006, and June 30, 2005. Gross profit % remained constant due primarily to a lower than expected product yield on one TV controller shipped during the quarter plus the inclusion of $0.4 million of stock compensation, which was completely offset by reduction of the amortization of acquired intangibles of $1.9 million and a more favorable product mix towards TVs in the three months ended June 30, 2006.

OPERATING EXPENSES

Research and Development

	Three months ended
	June 30, 2006		June 30, 2005
	$000	% of Revenue	$000	% of Revenue
Research and development	$14,917	26.7%	$10,962	18.3%

Research and development expenses include costs associated with research and development personnel, application engineers, development tools, hardware and software licenses, prototyping and the amortization of acquired intangibles.

Research and development expenses for the three months ended June 30, 2006 were $14.9 million, compared with $11.0 million in the three months ended June 30, 2005. This 36% increase is partially a reflection of the continued investment in the research and development of technologies addressing the television and video markets, especially the digital TV market and other related technologies, such as timing controllers. In addition, the mix of spending has changed, as we devote increasing resources to improving performance and integration of the more complex multimedia and video applications, especially digital TV technologies, while the focus within the monitor applications has moved more towards technologies supporting multi-function monitors. Genesis’s move towards lower geometry processes, including 0.13 micron and lower, for its highly integrated SOC digital TV chips has also increased research and development spending.

The increase in research and development expenses is also due to an increase in stock-based compensation charges and increased headcount partially offset by a decrease in the amortization of acquired intangibles. Research and development expenses for the quarters ended June 30, 2006 and June 30, 2005 include stock based compensation charges of $1.9 million and $0.1 million, respectively, and amortization of acquired intangibles of $0.5 million and $0.7 million, respectively.

Selling, General and Administrative

	Three months ended
	June 30, 2006		June 30, 2005
	$000	% of Revenue	$000	% of Revenue
Selling, general and administrative	14,822	26.5%	10,753	18.0%

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

Selling, general and administrative expenses for the three months ended June 30, 2006, were $14.8 million, compared with $10.7 million in the three months ended June 30, 2005. The increase in selling, general and administrative expenses is mostly due to an increase in stock-based compensation of $2.9 million. Selling, general and administrative expenses for the quarters ended June 30, 2006 and June 30, 2005 include stock-based compensation charges of $3.0 million and $0.1 million, respectively.

NON OPERATING INCOME AND EXPENSES

Interest and Other Income

	Three months ended
	June 30, 2006	June 30, 2005
	$000	$000
Interest income	2,164	910
Other income	3,217	—

Interest and other income	5,381	910

Interest income includes interest earned on cash, cash equivalents and short-term investments.

Interest income earned for the three months ended June 30, 2006 was $2.2 million compared with $0.9 million for the three months ended June 30, 2005. The increase is due to the combined effects of higher average cash, cash equivalents and short-term investments and higher average interest rates during the first quarter of fiscal 2007 compared to the same period last year.

Other income includes a gain of $3.2 million on the disposal of our entire investment in the shares of Techwell, Inc. in conjunction with their initial public offering.

Provision for (Recovery of) Income Taxes

	Three months ended
	June 30, 2006	June 30, 2005
	$000	$000
Current income tax expense	871	714
Deferred income tax expense (recovery)	(4,010)	626

Total	(3,139)	1,340

We recorded a net recovery of income taxes of $3.1 million for the three months ended June 30, 2006 compared to an expense of $1.3 million for the three months ended June 30, 2005. The income tax recovery for the three months ended June 30, 2006 was primarily driven by the impact of the strengthening of the Canadian dollar, which increased the value of the Canadian dollar denominated tax attributes and the favorable tax treatment of the sale of the Techwell investment.

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

	June 30, 2006	March 31, 2006
Cash and cash equivalents	$143,937	$154,630
Short-term investments	38,622	30,749

Total cash, cash equivalents and short-term investments	$182,559	$185,379

Working capital	$209,878	$204,519
Current ratio	7.5	6.08
Receivables days outstanding	53	54
Inventory turnover days	56	45

At June 30, 2006, cash equivalents and short-term investments totaled $182.6 million compared with $185.4 million at March 31, 2006. Our current ratio at June 30, 2006 was 7.5 compared to 6.08 at March 31, 2006. We have no debt and we expect to generate cash from operations during fiscal 2007. Net cash used in operating activities was $6.0 million for the three months ended June 30, 2006 compared with cash generated from operations of $1.8 million for the three months ended June 30, 2005.

Working capital uses of cash related primarily to the increase in inventory and decreases in accounts payable and accrued liabilities, partially offset by decreases in accounts receivable and prepaid expenses. Accounts receivable decreased by $3.9 million from March 31, 2006 to June 30, 2006, resulting from lower revenues during the period, while days sales outstanding (“DSO”) decreased to 53 days at June 30, 2006 from 54 days at March 31, 2006. Our credit policy is to offer credit to customers only after examination of their creditworthiness. Our payment terms range from cash in advance of shipment, to payment ninety days after shipment. For the three months ended June 30, 2006, our three largest customers accounted for 41% of revenue, compared with 32% for the three months ended June 30, 2005. Additionally, the top three customers accounted for 46% of accounts receivable at June 30, 2006 and 46% at March 31, 2006. Inventory levels increased by 18% from March 31, 2006 to $20.2 million from 17.2 million, primarily resulting from the increased production to support future revenue growth. Average days of inventory on hand at June 30, 2006 increased to 56 days, compared to 45 days at March 31, 2006. The average inventory levels and inventory turns is impacted by a number of dynamic activities including the accuracy of customer forecasts, expected panel supplies, and pricing considerations. These activities are not necessarily an indication of what inventory turns might be in the future.

Net cash used in investing activities was $5.7 million during the three months ended June 30, 2006, compared with $1.3 million during the three months ended June 30, 2006. This increase was primarily due to the net purchase of short-term investments during the three months ended June 30, 2006 partially offset by the proceeds received on the sale of an investment.

Net cash provided by financing activities was $0.9 million for the three months ended June 30, 2006, and $4.3 million for the three months ended June 30, 2005. These represent funds received for the purchase of shares under the terms of our stock option plans.

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

We carry out a significant portion of our operations outside of the United States, primarily in Canada and in India and to a lesser extent China, Japan, South Korea, Singapore and Taiwan. Although virtually all of our revenues and costs of revenues are denominated in U.S. dollars, portions of our operating revenue and expenses are denominated in foreign currencies. Accordingly, our operating results are affected by changes in the exchange rate between the U.S. dollar and those currencies. Any future strengthening of those currencies against the U.S. dollar could negatively impact our operating results by increasing our operating expenses as measured in U.S. dollars. We do not currently engage in any hedging or other transactions intended to manage the risks relating to foreign currency exchange rate fluctuations, other than natural hedges that occur as a result of holding both assets and liabilities denominated in foreign currencies. We may, in the future, undertake hedging or other such transactions, if we determine it is necessary to offset exchange rate risks. Based on our overall currency rate exposure at June 30, 2006 and March 31, 2006, a near-term 10% appreciation or depreciation in the U.S. dollar relative to a pool of our foreign currencies would not have a material effect on our operating expenses or financial condition. However, we do have Canadian dollar denominated tax attributes represented by a deferred income tax asset on the condensed consolidated balance sheet. A near-term 10% appreciation in the U.S. dollar relative to the Canadian dollar would cause a one-time increase to our income tax expense by approximately $3 million.

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

Silicon Image Litigation

In April 2001, Silicon Image, Inc. (“Silicon Image”) filed a patent infringement lawsuit against Genesis in the United States District Court for the Eastern District of Virginia (“District Court”) and simultaneously filed a complaint before the United States International Trade Commission (“ITC”). The complaint and suit alleged that certain Genesis products that contain digital receivers infringe various Silicon Image patent claims. Silicon Image was seeking an injunction to halt the sale, manufacture and use of Genesis’s DVI receiver products and unspecified monetary damages. In December 2001, Silicon Image formally moved to withdraw its complaint before the ITC, and those proceedings have terminated.

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

In January 2004, Genesis filed a notice of appeal to the United States Court of Appeals for the Federal Circuit. In April 2006, the Court of Appeals affirmed the District Court’s decision. In July 2006, Genesis paid an additional undisclosed amount to Silicon Image pursuant to the District Court’s judgment regarding the MOU.

The future financial impact arising from any settlement or other legal actions related to the dispute is not yet determinable and no other provision has been made in our consolidated financial statements for any future costs associated with this claim.

MStar Litigation

Genesis filed a patent infringement complaint against MStar Semiconductor, Inc. (“MStar”) in the U.S. International Trade Commission (“ITC”) in 2003. In August 2004, the ITC determined that MStar and the other respondents infringe Genesis’s patent, and issued an exclusion order preventing the importation of MStar’s and the other respondents’ infringing display controllers into the United States, as well as LCD monitors and boards containing these products. However, U.S. Customs has declined to enforce the ITC’s exclusion order against MStar’s Tsunami (or TSU) products. In December 2004, MStar filed an appeal of the exclusion order and related ITC rulings to the Federal Circuit Court of Appeals. In May 2006, the Court of Appeals upheld the ITC’s decision in favor of Genesis. Also, in April 2006, Genesis filed a motion to enforce the exclusion order against MStar’s Tsunami products in the ITC. The ITC instituted an investigation in June 2006, and the investigation is pending.

The future financial impact of this dispute is not determinable and no provision has been made in our consolidated financial statements for any future costs or settlements associated with these claims.

Securities Class Action Litigation

In November 2002, a punitive securities class action captioned Kuehbeck v. Genesis Microchip et al., Civil Action No. 02-CV-05344, was filed against Genesis, former Chief Executive Officer Amnon Fisher, and former Interim Chief Executive Officer Eric Erdman, and amended in July 2003 to include Executive Vice President Anders Frisk (collectively the “Individual Defendants”) in the United States District Court for the Northern District of California. The complaint alleges violations of Section 10(b) of the Securities and Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder against Genesis and the Individual Defendants, and violations of Section 20(a) of the Exchange Act against the Individual Defendants. The complaint sought unspecified damages on behalf of a purported class of purchasers of Genesis’s common stock between April 29, 2002 and June 14, 2002. In July 2005, the court granted Genesis’s motion to dismiss the case, with prejudice. The plaintiffs filed an appeal to the Ninth Circuit Court of Appeals. The parties signed an agreement to settle the case in March 2006. In August 2006, the court issued an order preliminarily approving the settlement.

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

Our historical revenues and operating results have varied significantly from quarter to quarter. Moreover, our actual or projected operating results for some quarters may not meet the expectations of stock market analysts and investors, which may cause our stock price to decline. In addition to the factors discussed elsewhere in this “Risk Factors” section, a number of factors may cause our revenue to fall short of our expectations or cause fluctuations in our operating results, including:

•	Our ability to gain “design wins” with our customers and ramp new designs into production volumes;

•	Growth rate of the flat-panel TV and LCD monitor markets;

•	Seasonal consumer demand for flat-panel TVs and LCD monitors into which our products are incorporated;

•	Customer inventory levels and market share;

•	Changes in the mix of products we sell, especially between our higher-priced TV/video products and our lower-priced monitor products;

•	Increased competition and competitive pricing pressures;

•	Availability and pricing of panels and other components for flat-panel TVs and LCD monitors;

•	Wafer costs and other product fabrication costs;

•	Foreign exchange rate fluctuations, research and development tax credits and other factors that impact tax rates;

•	Changes in product costs or manufacturing yields or available production capacity at our fabrication facilities; and

•	Costs and outcome of legal proceedings.

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

The markets for our products are highly concentrated. Our sales are derived from a limited number of customers. Sales to our largest five customers accounted for 54% of our revenues, and for our largest customer 16%, for the quarter ended June 30, 2006. We expect that a small number of customers will continue to account for a large amount of our revenues. The decision by any large customer to decrease or cease using our products could harm our business. In addition, our customers sell to a limited number of original equipment manufacturers (OEMs). The decision by any large OEM to decrease or cease using our customer’s products could, in turn, cause our customer to decrease or cease buying from us. Most of our sales are made on the basis of purchase orders rather than long-term agreements so that any customer could cease purchasing products at any time without penalty.

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

In addition, if we are unsuccessful and our products (or our customers’ monitors or televisions that contain our products) are found to infringe the intellectual property rights of others, we could be forced to do one or more of the following:

•	Stop selling the products or using the technology that are allegedly infringing;

•	Attempt to obtain a license to the relevant intellectual property, which license may not be available on commercially reasonable terms or at all;

•	Incur substantial costs including defense costs, settlements and/or judgments; and

•	Attempt to redesign those products that are allegedly infringing.

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

As semiconductor manufacturing technologies advance, manufacturers typically retire their older manufacturing processes in favor of newer processes. When this occurs, the manufacturer generally provides notice to its customers of its intent to discontinue a process, and its customers will either retire the affected part or design a newer version of the part that can be manufactured on the more advanced process. Consequently, our products may become unavailable from their current manufacturers if the processes on which they are produced are discontinued. Our devices are mainly 0.18, 0.16 and 0.13 micron technology and the newer of these geometries will likely be available for the next two to three years. We must manage the transition to new parts from existing parts. We have commitments from our suppliers to provide notice of any discontinuance of their manufacturing processes. If we are unable to design a newer version of the part that can be manufactures on the more advanced process, we could be at competitive disadvantage.

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

A large portion of our revenues will come from sales to customers outside of the United States, particularly to equipment manufacturers located in South Korea, China, Europe, Japan and Taiwan. For the quarter ended June 30, 2006, sales to regions outside of the United States represented 99.7% of revenues. For that same period, sales to China and South Korea alone constituted 46% and 22%, respectively. These sales are subject to numerous risks, including:

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

As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic conditions. During times of economic slowdown, many industries may delay or reduce technology purchases. As a result, if economic conditions in the United States, Asia or Europe worsen, or if a wider or global economic slowdown occurs, reduced orders and shipments may cause us to fall short of our revenue expectations for any given period and may result in us carrying increased inventory. These conditions would negatively affect our business and results of operations. If our inventory builds up as a result of order postponement, we would carry excess inventory that is either unusable or that must be sold at reduced prices which will harm our revenues and gross margins. In addition, weakness in the technology market could negatively affect the cash flow of our customers who could, in turn, delay paying their obligations to us. This would increase our credit risk exposure, which could harm our financial condition.

ITEM 6.	EXHIBITS

(a)	Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1(1)	Agreement and Plan of Merger and Reorganization, dated as of September 27, 2001, by and between Genesis Microchip Incorporated and Sage, Inc.

2.2(1)	Share Exchange and Arrangement Agreement and Plan of Arrangement by and among the Registrant, Genesis Microchip Nova Scotia Corp., and Genesis Microchip Incorporated.

2.3(2)	Agreement and Plan of Merger, dated as of March 17, 2003, among Genesis Microchip Inc., Display Acquisition Corporation and Pixelworks, Inc. (with Forms of Voting Agreements).

3.1(1)	Certificate of Incorporation of the Registrant.

3.2(3)	Amended and Restated Bylaws of the Registrant.

3.3(4)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.

4.1(1)	Form of Common Stock Certificate of the Registrant.

4.2(4)	Preferred Stock Rights Agreement, dated as of June 27, 2002, between the Registrant and Mellon Investor Services, L.L.C., as amended on March 16, 2003.

10.1(5)	Agreement, dated January 20, 1997, between Yves Faroudja and Faroudja Laboratories, Inc.

10.2	[Intentionally omitted]

10.3(6)*	Offer of employment to James E. Donegan dated June 25, 2002.

10.4(6)*	Settlement Agreement and Release with Amnon Fisher.

10.5(9)*	Offer Letter of Employment with Anders Frisk, dated February 15, 2000.

10.6(9)*	Offer Letter of Employment with Matthew Ready, dated April 12, 2000.

10.7(9)*	Offer Letter of Employment from Paradise Electronics, Inc. to Mohammad Tafazzoli, dated February 17, 1998.

10.8(7)*	Form of Change of Control Severance Agreement (as entered into between Genesis and, among others, each of Anders Frisk, Raphael Mehrbians, Tzayao Chan, and Mohammad Tafazzoli).

10.9(9)*	Separation Agreement and Release with Chandrashekar Reddy.

10.10(9)*	Consulting Agreement with Chandrashekar Reddy.

10.11(8)*	1987 Stock Option Plan.

10.12(8)*	1997 Employee Stock Option Plan.

10.13(9)*	1997 Employee Stock Purchase Plan, as last amended on September 17, 2002.

10.14(8)*	1997 Non-Employee Stock Option Plan.

10.15(8)*	2000 Nonstatutory Stock Option Plan.

10.16(8)*	2001 Nonstatutory Stock Option Plan.

10.17(8)*	Paradise Electronics, Inc. 1997 Employee Stock Option Plan.

10.18(8)*	Sage, Inc. Second Amended and Restated 1997 Stock Plan.

10.19(9)*	2001 Employee Stock Purchase Loan Plan (for non-officers).

10.20(9)	Lease Termination Agreement with 1601 McCarthy Boulevard, L.L.C. regarding premises located in Milpitas, California.

10.21(12)	Settlement Agreement and Release with James E. Donegan.

10.22(10)	Termination and Release Agreement, dated as of August 5, 2003, among Genesis Microchip Inc., Display Acquisition Corporation and Pixelworks, Inc.

10.23(11)*	Offer Letter with Michael Healy.

10.24(11)*	Change of Control Severance Agreement with Michael Healy.

10.25(11)*	Option Exchange Agreement with Raphael Mehrbians.

10.26(14)*	Interim CEO Employment Agreement with Eric Erdman.

10.27(14)*	Form of director and officer indemnification agreement.

10.28(13)*	2003 Stock Plan.

10.29(15)*	Form of 2000 Nonstatutory Stock Option Plan Stock Option Agreement with Nonemployee Directors.

10.30(15)*	Form of 2000 Nonstatutory Stock Option Plan International Stock Option Agreement.

10.31(15)*	Form of 2000 Nonstatutory Stock Option Plan Stock Option Agreement for China.

10.32(16)*	Amendment No. 1 to Separation Agreement and Release with Chandrashekar Reddy, dated November 10, 2004.

10.33(17)*	Offer Letter of Employment with Elias Antoun, dated November 10, 2004.

10.34(18)*	Change in Control Severance Agreement with Elias Antoun, dated November 29, 2004.

10.35(19)*	Separation Agreement and Release with Eric Erdman, dated December 3, 2004.

10.36(19)*	Consulting Agreement with Eric Erdman, dated December 3, 2004.

10.37(20)*	Separation Agreement and Release with Young Ahn, dated December 28, 2004.

10.38(21)*	1997 Employee Stock Option Plan, as amended on September 19, 2005, and form of Notice of Grant of Restricted Stock Units.

10.39(21)*	2000 Nonstatutory Stock Option Plan, as amended on September 19, 2005.

10.40(24)*	Separation Agreement and Release with Ken Murray, dated March 6, 2006.

10.41(22)*	Offer Letter with Behrooz Yadegar, dated April 11, 2006.

10.42(24)*	Fiscal Year 2007 Executive Bonus Plan, dated June 10, 2006.

10.43(23)*	Separation Agreement and Release with Tzoyao Chan, dated July 27, 2006

21(24)	Subsidiaries.

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-72202) filed with the Securities and Exchange Commission on October 25, 2001, as amended.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2003.

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 1, 2002, as amended.

(4)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A12G filed with the Securities and Exchange Commission on August 5, 2002, as amended by the Registrant’s Statement on Form 8-12G/A filed with the Securities and Exchange Commission on March 31, 2003.

(5)	Incorporated by reference to Faroudja Laboratories, Inc.’s Form S-1 (File No. 333-32375) filed with the Securities and Exchange Commission on July 30, 1997, as amended.

(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002.

(7)	Incorporated by reference to Registration Statement on Form S-4 filed by Pixelworks, Inc. with the Securities and Exchange Commission on April 18, 2003, as amended.

(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Securities Exchange Commission on February 21, 2002.

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities Exchange Commission on June 20, 2003.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on August 6, 2003.

(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on February 13, 2004.

(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A filed with the Securities Exchange Commission on July 29, 2003.

(13)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Securities Exchange Commission on October 15, 2003.

(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities Exchange Commission on June 10, 2004.

(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on November 9, 2004.

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on November 15, 2004.

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on November 19, 2004.

(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on December 3, 2004.

(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on December 8, 2004.

(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on January 3, 2005.

(21)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on November 8, 2005.

(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on May 10, 2006.

(23)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on August 1, 2006.

(24)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 14, 2006.

*	Identifies a management contract or compensatory plan of arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENESIS MICROCHIP INC.

By:	/s/ MICHAEL E. HEALY
Michael E. Healy
Chief Financial Officer

(Authorized Officer to sign on behalf of Registrant & Principal Financial Officer)

Date: August 9, 2006