Form 10-Q
period 2006-09-30
GENESIS MICROCHIP INC /DE
filed 2006-11-06
CIK 1161396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2006

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

There were 36,572,494 shares of the registrant’s common shares issued and outstanding as of October 31, 2006.

GENESIS MICROCHIP INC.

FORM 10-Q

THREE AND SIX MONTHS ENDED September 30, 2006

*	No information has been provided because this item is not applicable.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

GENESIS MICROCHIP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share amounts)

	September 30, 2006 (unaudited)	March 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$150,416	$154,630
Short-term investments	28,894	30,749
Accounts receivable trade, net of allowance for doubtful accounts of $42 at Sept 30 and $401 at March 31	41,080	36,184
Inventories	25,311	17,175
Prepaids and other	6,452	6,034

Total current assets	252,153	244,772
Property and equipment, net	15,132	16,459
Intangible assets, net	8,884	9,055
Goodwill	181,981	181,981
Deferred income taxes	15,825	11,151
Other long-term assets	15,846	16,259

Total assets	$489,821	$479,677

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,105	$14,911
Accrued liabilities	15,579	21,778
Income taxes payable	5,207	3,565

Total current liabilities	33,891	40,254
Stockholders’ equity:
Capital stock:
Preferred stock:
Authorized – 5,000 preferred shares, $0.001 par value
Issued and outstanding – none at September 30 and at March 31
Common stock:
Authorized – 100,000 common shares, $0.001 par value
Issued and outstanding – 36,521 shares at September 30 and 35,899 shares at March 31	36	36
Additional paid-in capital	452,417	441,197
Treasury shares	(833)	—
Cumulative other comprehensive loss	(94)	(94)
Deferred stock-based compensation	—	(4,572)
Retained earnings	4,404	2,856

Total stockholders’ equity	455,930	439,423

Total liabilities and stockholders’ equity	$489,821	$479,677

See accompanying notes to condensed consolidated financial statements.

GENESIS MICROCHIP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30		Six Months Ended September 30
	2006	2005	2006	2005
Revenues	$69,009	$74,854	$124,908	$134,679
Cost of revenues (1)(2)	38,225	41,974	71,465	77,593

Gross profit	30,784	32,880	53,443	57,086

Operating expenses:
Research and development (3)(5)	17,401	11,542	32,318	22,504
Selling, general and administrative (4)	15,314	12,092	30,136	22,845

Total operating expenses	32,715	23,634	62,454	45,349

Income (loss) from operations	(1,931)	9,246	(9,011)	11,737
Interest and other income
Interest income	2,212	1,067	4,376	1,977
Other income (6)	—	—	3,217	—

Interest and other income	2,212	1,067	7,593	1,977

Income (loss) before income taxes	281	10,313	(1,418)	13,714
Provision for (recovery of) income taxes	173	1,032	(2,966)	2,372

Net income	$108	$9,281	$1,548	$11,342

Earnings per share:
Basic	$0.00	$0.27	$0.04	$0.33
Diluted	$0.00	$0.25	$0.04	$0.31

Weighted average number of common shares outstanding:
Basic	36,437	34,826	36,220	34,239
Diluted	36,840	37,534	36,664	36,413

(1) Amount includes amortization of acquired developed product technology	$—	$1,925	$—	$3,850

(2) Amount includes stock-based compensation	$371	$—	$799	$—

(3) Amount includes stock-based compensation	$2,467	$37	$4,358	$179

(4) Amount includes stock-based compensation	$2,279	$10	$5,302	$112

(5) Amount includes amortization of acquired intangibles	$507	$729	$989	$1,458

(6) Gain on sale of investment	$—	$—	$3,217	$—

See accompanying notes to condensed consolidated financial statements.

GENESIS MICROCHIP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended September 30,
	2006	2005
Cash flows from (used in) operating activities:
Net income	$1,548	$11,342
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	4,235	3,517
Amortization of intangible assets	989	5,308
Stock-based compensation	10,459	291
Deferred income taxes	(4,674)	943
Gain on sale of investment	(3,217)	—
Loss on disposal of property and equipment	—	453
Change in operating assets and liabilities, net of amounts acquired:
Accounts receivable trade	(4,896)	(9,604)
Inventories	(8,136)	(11,875)
Prepaids and other	(418)	(152)
Accounts payable	(1,806)	5,914
Accrued liabilities	(6,199)	5,704
Income taxes payable	1,642	(1,329)

Net cash provided by (used in) operating activities	(10,473)	10,512
Cash flows used in investing activities:
Purchase of short-term investments	(44,835)	(10,002)
Proceeds on maturity of short-term investments	46,690	—
Additions to property and equipment	(1,926)	(2,831)
Proceeds on sale of investment	3,919	—
Other	(2,089)	(1,576)

Net cash provided by (used in) investing activities	1,759	(14,409)
Cash flows from financing activities:
Proceeds from issue of common stock	4,500	23,508

Net cash provided by financing activities	4,500	23,508
Increase (decrease) in cash and cash equivalents	(4,214)	19,611
Cash and cash equivalents, beginning of period	154,630	129,757

Cash and cash equivalents, end of period	$150,416	$149,368

See accompanying notes to condensed consolidated financial statements.

GENESIS MICROCHIP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of presentation

Genesis Microchip Inc. (“Genesis” or the “Company”) designs, develops and markets integrated circuits that manipulate and process digital video and graphic images.

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”) and according to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Consequently, they do not include all of the information and footnotes required by GAAP for a complete set of annual financial statements. The policies applied are consistent with those at March 31, 2006 except as outlined in Note 2. These condensed financial statements should be read in conjunction with our financial statements and notes thereto for the year ended March 31, 2006 that are included in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. We believe that the accompanying financial statements reflect all adjustments, consisting solely of normal, recurring adjustments, that are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and six months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full fiscal year or for any other period.

2. Stock-based compensation

On April 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards based on the grant date fair value of the awards.

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

The Company adopted SFAS 123R using the modified prospective transition method, which requires the recognition of compensation expense for awards granted after April 1, 2006 that are expected to vest and for unvested awards granted prior to adoption that are expected to vest. The compensation expense related to the awards granted prior to adoption is based on the grant date fair value estimated in accordance with SFAS 123 for prior year pro forma disclosure purposes, adjusted to reflect estimated forfeitures. In accordance with the modified prospective transition method, prior period results have not been adjusted to reflect the adoption of SFAS 123R. No modifications have been made to the terms of the Company’s outstanding stock options in anticipation of the adoption of SFAS 123R.

During the three and six months ended September 30, 2006, the Company recognized stock-based compensation expense of $5,117,000 and $10,459,000, respectively, related to stock options, restricted share units and employee share purchase plans granted to employees and directors. The Company has not capitalized any stock-based compensation costs as part of the cost of an asset. There were no tax benefits recognized related to the compensation cost for share-based payments.

The cumulative effect of the implementation of SFAS 123R for the three months ended September 30, 2006 was to decrease income from operations, income before income taxes and net income by $4,636,000 and basic and fully diluted earnings per share by $0.13. The cumulative effect of the implementation of SFAS 123R for the six months ended September 30, 2006 was to decrease income from operations, income before income taxes and net income by $9,556,000 and basic and fully diluted earnings per share by $0.26. In addition, $4,571,000 of deferred stock-based compensation recorded as a reduction to stockholder’s equity as of March 31, 2006 was reversed against the Company’s additional paid-in-capital. There was no impact on the statement of cash flow.

The fair value of stock-based compensation was determined using the Black-Scholes option-pricing model using a dividend yield of 0% and the assumptions noted in the following table:

	Three Months Ended September 30		Six Months Ended September 30
	2006	2005	2006	2005
Stock Option Plans:
Risk-free interest rates	4.6%	4.2%	5.1%	4.2%
Volatility	66%	83%	71%	83%
Expected life in years	4.25	4.25	4.25	4.25

Employee Stock Purchase Plans:
Risk-free interest rates	5.0%	3.9%	5.0%	3.9%
Volatility	53%	83%	53%	83%
Expected life in years	0.75	1.25	0.75	1.25

The Company uses historical volatility as a basis for projecting the expected volatility of the underlying stock and estimates the expected life of its stock options based upon historical data. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The weighted average fair values of options granted during the three and six months ended September 30, 2006, were $6.71 and $7.12, respectively. The weighted average fair values of options granted during the three and six months ended September 30, 2005 were $14.71 and $ 12.75 respectively.

In accordance with SFAS 123R, the Company is required to estimate the number of instruments for which the requisite service is expected to be rendered. Under APB 25, forfeiture rates were recognized as they occurred. The cumulative effect of the change in accounting policy for the adjustment related to the forfeitures for the prior periods was not material at April 1, 2006.

Had the Company accounted for stock-based compensation in accordance with SFAS 123R prior to April 1, 2006, our net earnings would have approximated the pro-forma amount for the three and six months ended September 30, 2005 as follows:

(in thousands, except per share amounts):

	Three Months Ended September 30, 2005	Six Months Ended September 30, 2005
Net income attributable to common stockholders:
As reported	$9,281	$11,342
Stock compensation, as reported	47	291
Stock compensation, under SFAS 123	(5,385)	(11,269)

Pro forma	$3,943	$364

Basic earnings per share:
As reported	$0.27	$0.33
Pro forma	$0.11	$0.01
Diluted earnings per share:
As reported	$0.25	$0.31
Pro forma	$0.11	$0.01

STOCK OPTION AND STOCK PURCHASE PLANS

1997 Employee Stock Option Plan

The 1997 Employee Stock Option Plan (“1997 Employee Plan”) provided for the granting to employees of incentive stock options, nonstatutory stock options, stock purchase rights and restricted stock units for up to 800,000 common shares plus an annual increase to be added on the first day of each fiscal year equal to the lesser of (i) 2,000,000 common shares, (ii) 3.5% of the outstanding shares on such date, or (iii) a lesser amount determined by the Board of Directors of Genesis. The exercise price of incentive stock options granted under the 1997 Employee Plan was not to be less than 100% (110% in case of any options granted to a person who held more than 10% of the total combined voting power of all classes of shares of Genesis) of the fair market value of the common shares subject to the option on the date of the grant. The term of the options do not exceed 10 years (five years in the case of any options granted to a person who held more than 10% of the total combined voting power of all classes of shares of Genesis) and generally vest over four years. As of September 30, 2006, there were 2,220,000 shares available for grant under the 1997 Employee Plan. In the quarter ended September 30, 2005, the Company amended the 1997 Employee Stock Option Plan to allow the granting of stock appreciation rights, stock purchase rights, and restricted stock units.

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

1997 Non-Employee Stock Option Plan

The 1997 Non-Employee Stock Option Plan (“Non-Employee Plan”) provides for the granting to non-employee directors and consultants of Genesis of options for up to 500,000 common shares. The exercise price of stock options granted under the Non-Employee Plan may not be less than 100% of the fair market value of the common shares subject to the option on the date of the grant. Options granted under the Non-Employee Plan have a term of up to ten years and generally vest over periods of up to two years. As of September 30, 2006, there were 10,000 shares available for grant under the Non-Employee Plan.

2000 Nonstatutory Stock Option Plan

The 2000 Nonstatutory Stock Option Plan (“2000 Plan”) provides for the granting to employees and non-employees of nonstatutory stock options and stock appreciation rights for up to 1,500,000 common shares plus an annual increase to be added on the first day of each fiscal year equal to the lesser of (i) 2,000,000 common shares, (ii) 3.5% of the outstanding shares on such date, or (iii) a lesser amount determined by the Board of Directors of Genesis. The exercise price of stock options granted under the 2000 Plan may not be less than 100% of the fair market value of the common shares subject to the option at the date of grant. The term of the options may not exceed 10 years and generally vest over four years. As of September 30, 2006, there were 1,371,000 shares available for grant under the 2000 Employee Plan. In the quarter ended September 30, 2005, the Company amended the 2000 Nonstatutory Stock Option Plan to allow the granting of stock appreciation rights.

2001 Nonstatutory Stock Option Plan

The 2001 Nonstatutory Stock Option Plan (“2001 Employee Plan”) provides for the granting to employees of nonstatutory stock options for up to 1,000,000 common shares. The exercise price of stock options granted under the 2001 Employee Plan may not be less than 100% of the fair market value of the common shares subject to the option at the date of grant. The term of the options may not exceed 10 years and generally vest over four years. As of September 30, 2006, there were 65,000 shares available for grant under the 2001 Employee Plan.

2003 Stock Plan

The 2003 Stock Plan (“2003 Stock Plan”) provides for the granting to newly hired employees of nonstatutory stock options for up to 1,000,000 common shares. The exercise price of stock options granted under the 2003 Stock Plan may not be less than 100% of the fair market value of the common shares subject to the option at the date of grant. The term of the options may not exceed 10 years and generally vest over four years. As of September 30, 2006, there were 90,000 shares available for grant under the 2003 Employee Plan.

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

Employee Stock Purchase Plan

Genesis has established an employee stock purchase plan under which employees may authorize payroll deductions of up to 15% of their compensation (as defined in the plan) to purchase common shares at a price equal to 85% of the lower of the fair market values as of the beginning or the end of each six month purchase period within an offering period. The plan provides for the purchase of 500,000 shares of common stock plus an annual increase to restore the number of shares available for purchase under the plan to 500,000. As of September 30, 2006, there were 60,000 shares available for issuance under this plan.

Effective July 1, 2006, awards granted pursuant to the plan may be exercised at the end of each six month purchase period within a twelve month offering period. The offering period of awards granted prior to July 1, 2006 was approximately twenty-four months.

Summary of Stock Options

Details of stock option transactions are as follows:

(in thousands)

	Number of Options	Weighted Average Exercise Price Per Share
Balances, March 31, 2006	7,127	$16.43
Granted	598	12.21
Exercised	(186)	9.19
Forfeited	(71)	16.56
Expired	(190)	24.39

Balances, June 30, 2006	7,278	16.06
Granted	26	12.23
Exercised	(124)	8.40
Forfeited	(276)	15.79
Expired	(173)	19.71

Balances, September 30, 2006	6,731	$16.10

The following table summarizes information concerning outstanding and exercisable options at September 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price Per Option	Number Exercisable	Weighted Average Exercise Price Per Option
$0.17 - 8.14	657	5.78	$7.01	656	$7.01
8.15 - 11.63	547	6.40	10.12	398	9.97
11.64 - 15.76	2,124	6.81	13.76	994	14.14
15.77 - 22.85	2,895	6.42	17.94	1,958	17.93
22.86 - 68.18	508	5.16	33.61	462	34.46

Total	6,731	6.38	$16.10	4,468	$16.48

The weighted average remaining life for options exercisable at September 30, 2006 was 6.07 years. During the three and six months ended September 30, 2006, 369,460 and 872,894 stock options vested.

At September 30, 2006, compensation expense of $18,239,404 related to non-vested stock options has not been recognized. This cost is expected to be recognized over a weighted average period of 1.19 years. The total intrinsic value of options outstanding and options exercisable at September 30, 2006 and September 30, 2005 was $4,314,867 and $4,047,304, respectively. The total intrinsic value of options exercised during the three and six months ended September 30, 2006 was $608,602 and $1,226,129, respectively. The total intrinsic value of options exercised during the three and six months ended September 30, 2005 was $13,958,001 and $16,802,167, respectively.

For the six months ended September 30, 2006, cash in the amount of $4,500,000 was received as the result of the exercise of options granted under share-based payment arrangements which includes $2,000,000 for stock options exercised and $2,500,000 for the sale of shares in connection with the employee stock purchase plan.

Summary of Restricted Stock Units

Details of restricted stock unit transactions are as follows:

(in thousands)

	Number of Units	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2006	266	$19.93
Granted	203	12.89
Vested	(37)	13.11
Cancelled	(9)	18.98

Nonvested at June 30, 2006	423	16.62
Granted	129	12.37
Vested	(12)	13.53
Cancelled	(20)	15.21

Nonvested at September 30, 2006	520	$15.53

At September 30, 2006, compensation expense of $4,803,936 related to non-vested restricted stock units has not been recognized. This cost is expected to be recognized over a weighted average period of 1.76 years. The total fair value of restricted stock units vested during the three and six months ended September 30, 2006 was $165,373 and $649,250, respectively. No restricted stock units were granted or vested during the quarter and six months ended September 30, 2005.

The Company’s policy is to satisfy stock option exercises by issuing new shares of common stock. No cash was used by the Company to settle equity instruments granted under stock-based compensation arrangements.

3. Earnings per share

Basic earnings per share are computed by dividing the net income in a period by the weighted average number of shares of common stock outstanding during that period. Diluted earnings per share is calculated in order to give effect to all potential dilutive shares of common stock issuable during the period on the exercise of outstanding options. The weighted average number of diluted shares outstanding is calculated by assuming that any proceeds from the issuance of potential shares of common stock, such as stock options, are used to repurchase shares of common stock at the average market share price in the period. Per share information calculated on this basis is as follows (in thousands, except for share amounts):

	Three Months Ended September 30		Six Months Ended September 30
	2006	2005	2006	2005
Numerator for basic and diluted earnings per share:
Net income	$108	$9,281	$1,548	$11,342

Denominator for basic earnings per share:
Weighted average common shares	36,437	34,826	36,220	34,239

Basic earnings per share:	$0.00	$0.27	$0.04	$0.33

Denominator for diluted earnings per share:
Weighted average common shares	36,437	34,826	36,220	34,239
Stock options	403	2,708	444	2,174

Shares used in computing diluted earnings per share	36,840	37,534	36,664	36,413

Diluted earnings per share:	$0.00	$0.25	$0.04	$0.31

Anti-dilutive potential common shares excluded from above calculation	6,608	4,956	6,642	5,954

4. Segmented information

Market information

Genesis operates and tracks its results in one operating segment. Genesis designs, develops and markets integrated circuits that manipulate and process digital video and graphic images. The target market is the advanced display market including LCD monitors and televisions.

Geographic information

Geographic revenue information is based on the shipment destination. Long-lived assets include property and equipment, as well as intangible assets. Property and equipment information is based on the physical location of the asset while the intangible assets are based on the location of the owning entity.

Revenues from unaffiliated customers by geographic region were as follows:

	Three Months Ended September 30		Six Months Ended September 30
	2006	2005	2006	2005
United States	$683	$509	$841	$2,709
China	26,230	33,672	51,782	59,219
Europe	9,213	8,847	14,791	13,128
Japan	6,351	8,250	11,832	14,479
South Korea	19,319	14,591	31,560	25,551
Taiwan	6,002	5,779	11,843	13,100
Rest of world	1,211	3,206	2,259	6,493

	$69,009	$74,854	$124,908	$134,679

Net long-lived assets by country were as follows (in thousands):

	September 30, 2006	March 31, 2006
United States, including goodwill	$194,636	$197,561
Rest of world	11,361	9,934

	$205,997	$207,495

Customer concentration information

The following table shows the percentage of our revenues in each period that was derived from customers who individually accounted for more than 10% of revenues in that period:

	Three Months Ended September 30		Six Months Ended September 30
	2006	2005	2006	2005
Customer A	20%	16%	18%	15%
Customer B	12%	12%	12%	11%
Customer C	—	11%	—	10%
Customer D	—	10%	—	—

The following table shows customers accounting for more than 10% of accounts receivable trade at September 30, 2006 and March 31, 2006:

	September 30, 2006	March 31, 2006
Customer 1	29%	22%
Customer 2	—	12%
Customer 3	—	12%
Customer 4	—	11%

Supplier arrangements

Genesis subcontracts most of its semiconductor manufacturing from several suppliers and, for the vast majority of products, no single production process for any single product is performed by more than one supplier. Should our wafer supplier or any of Genesis’s packaging or testing subcontractors cease to be available, management believes that this would have a material adverse effect on Genesis’s business, financial condition and results of operations. Genesis has no guarantee of minimum capacity from its suppliers, long term pricing agreements, and is not liable for any significant minimum purchase commitments.

5. Inventories

Inventories consist of the following (in thousands):

	September 30, 2006	March 31, 2006
Finished goods	$12,426	$10,717
Work-in-process	16,011	10,123

	28,437	20,840
Less: Inventory reserve	(3,126)	(3,665)

	$25,311	$17,175

The following table presents a roll forward of the inventory obsolescence reserve for the indicated periods (in thousands):

	Three Months Ended September 30		Six Months Ended September 30
	2006	2005	2006	2005
Balance at beginning of period	$3,756	$2,664	$3,665	$2,954
Increase (decrease) to provision	505	(47)	741	(337)
Write offs	(1,135)	(286)	(1,280)	(286)

Balance at end of period	$3,126	$2,331	$3,126	$2,331

6. Product warranty

Genesis accrues the estimated future cost of replacing faulty products under the provisions of its warranty agreements as an increase to cost of revenues. Product warranties typically cover a one-year period from the date of delivery to the customer. Management estimates the accrual based on known product failures (if any), historical experience, and other currently available evidence. The following table presents a roll forward of the product warranty reserve for the indicated periods (in thousands):

	Three Months Ended September 30		Six Months Ended September 30
	2006	2005	2006	2005
Balance at beginning of period	$346	$100	$164	$230
Increase (decrease) to provision	—	97	260	3

Write offs	(231)	(24)	(309)	(60)

Balance at end of period	$115	$173	$115	$173

7. Intangible assets

Intangible assets consist of the following:

	September 30, 2006			March 31, 2006
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Acquired technology	$48,475	$43,017	$5,458	$47,953	$42,029	$5,924
Patents	4,591	1,165	3,426	4,118	987	3,131
Other	500	500	—	500	500	—

Total	$53,566	$44,682	$8,884	$52,571	$43,516	$9,055

Estimated future intangible assets’ amortization expense, based on current balances as of September 30, 2006, is as follows:

For the year ended March 31:
2007	$1,198
2008	2,372
2009	2,310
2010	600
2011	231
Thereafter	2,173

Total	$8,884

8. Other long-term assets

Other long-term assets consist of the following:

	September 30, 2006			March 31, 2006
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Investments, at cost	$10,225	$—	$10,225	$11,177	$—	$11,177
Production mask sets	9,201	3,580	5,621	7,857	2,775	5,082

Total	$19,426	$3,580	$15,846	$19,034	$2,775	$16,259

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

The investment in Mobilygen is recorded within other long term assets. No transactions were undertaken with Mobilygen during the three and six months ended September 30, 2006.

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

In January 2004, Genesis filed a notice of appeal to the United States Court of Appeals for the Federal Circuit. In April 2006, the Court of Appeals affirmed the District Court’s decision. Genesis has paid and continues to pay additional undisclosed amounts to Silicon Image pursuant to the District Court’s judgment regarding the MOU.

The future financial impact arising from any settlement or other legal actions related to the dispute is not yet determinable and no other provision has been made in our consolidated financial statements for any future costs associated with this claim.

MStar Litigation

Genesis filed a patent infringement complaint against MStar Semiconductor, Inc. (“MStar”) in the ITC in 2003. In August 2004, the ITC determined that MStar and the other respondents infringe Genesis’s patent, and issued an exclusion order preventing the importation of MStar’s and the other respondents’ infringing display controllers into the United States, as well as LCD monitors and boards containing these products. However, U.S. Customs declined to enforce the ITC’s exclusion order against MStar’s Tsunami (or TSU) products. In December 2004, MStar filed an appeal of the exclusion order and related ITC rulings to the Federal Circuit Court of Appeals. In May 2006, the Court of Appeals upheld the ITC’s decision in favor of Genesis. Also, in April 2006, Genesis filed a motion to enforce the exclusion order against MStar’s Tsunami products in the ITC. The ITC instituted an investigation in June 2006.

In October 2006, Genesis and MStar entered into an agreement to settle the litigation and to provide a license to MStar to certain Genesis patents in exchange for undisclosed running royalties. This license allows MStar to ship the infringing products into the United States. Following the settlement, Genesis and MStar jointly filed a motion to terminate the ITC proceedings. The motion is pending.

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

11. Recent Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires that companies recognize the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained, assuming examination by tax authorities. The amount recognized would be the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability would be recognized for the taxes attributable to any benefit claimed, or expected to be claimed, in a tax return in excess of the amount of the uncertainty that is eligible to be recognized as a benefit in the financial statements, along with any interest and penalty (if applicable) on the excess. Discussion will also be required for those uncertain tax positions where it is reasonably possible that the estimate of the tax benefit will change significantly in the next 12 months. FIN 48 is effective for fiscal years beginning after December 15, 2006. The effect, if any, of adopting FIN 48 on the Company’s consolidated financial statements is currently being evaluated by management.

Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (“SFAS 157”) was issued September 2006. The Statement provides guidance for using fair value to measure assets and liabilities. The Statement also expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not expand the use of fair value measurements in any new circumstances. Under this Statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. SFAS 157 is effective for the Company for fair value measurements and disclosures made by the Company in its fiscal year beginning on April 1, 2008. The Company is currently reviewing the impact of this statement.

In September 2006, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SAB requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The SAB does not change the staff’s previous guidance in SAB 99 on evaluating the materiality of misstatements. When the effect of initial adoption is determined to be material, the SAB allows registrants to record that effect as a cumulative-effect adjustment to beginning-of-year retained earnings under U.S. GAAP. No such alternative is available under Canadian GAAP. SAB 108 is effective for the Company’s annual financial statements for the current fiscal year ending March 31, 2007. The Company is currently reviewing the impact of this pronouncement.

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

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a general discussion of our target markets, the nature of our products, and some of the business issues we are facing as a company. Next, we address the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then discuss our Results of Operations for the three and six month periods ended September 30, 2006 and September 30, 2005 as viewed through the eyes of our management. Lastly, we provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments. This MD&A should be read in conjunction with the other sections of this Quarterly Report on Form 10-Q.

OVERVIEW

We develop and market image-processing and image enhancing solutions. We design, develop and market integrated circuits that receive and process digital video and graphic images. We also supply reference boards and designs that incorporate our software and proprietary integrated circuits, or chips. We have recently introduced a panel timing controller product. Our products are primarily used in large-area liquid crystal displays (“LCDs”). These displays may be used in desktop monitor applications or other types of display devices, including LCD TVs, Plasma TVs, Rear Projection TVs, Digital CRT TVs, DVD players and AVRs (Audio/Video Receivers).

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

The growth in our target markets is limited by the industry’s capacity to supply LCD panels or other digital displays. Furthermore, the availability of LCD panels from time to time has been constrained, causing unexpected increases in the cost of LCD panels to our customers, thus resulting in customers rapidly changing their demand expectations for our products. Our products usually represent less than two percent of the average retail cost of a standard flat panel TV today, while the cost of the LCD panel within a LCD computer monitor or flat panel TV represents the majority of the cost of the finished product. Consequently, constraints on availability of LCD panels or increases in panel costs can result in reduced demand for our products, and it is very difficult to accurately predict the availability or cost of LCD panels and well beyond our means to control. Conversely, it is the increase in production volumes of larger size LCD panels in new fabrication facilities coming on line over the next several years that is expected to result in lower-cost panels and hence lower average selling prices of the end product. We believe retail prices for televisions will continue to decline and we expect this trend to lead to an increase in demand for display controllers.

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

Sales to distributors comprised approximately 17% of revenue for the three months and 19% for the six months ended September 30, 2006. This percentage is expected to increase, especially as sales volumes increase in China and Japan, where our use of distributors is more prevalent. We are also using distributor relationships to enable us to increase our market penetration of smaller customers with minimal incremental direct customer support.

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

Manufacturing and Supply

We generally need to place purchase orders for products before we receive purchase orders from our customers. This is because production lead times for silicon wafers and substrates, from which our products are manufactured, can be as long as three to four months, while many of our customers place orders only one month or less in advance of their requested delivery date. We have agreements with suppliers in Asia such that we are dependent on the suppliers’ manufacturing yields. We continue to review and, where feasible, establish alternative sources of supply to reduce our reliance on individual key suppliers and reduce lead times, though dual sourcing for specific products sometimes is more costly due to initial set-up costs and lower initial yields as each new manufacturing supplier ramps up production. While we have frequent communication with significant customers to review their requirements, we are restricted in our ability to react to fluctuations in demand for our products, which exposes us to the risk of having either too much or not enough of a particular product. We regularly evaluate the carrying value of inventory held. For the quarter ended September 30, 2006, we recorded net reserves totaling $505,000 for inventory which we did not foresee sufficient demand to support the carrying value or where the market price was less than our actual cost.

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

Mergers and Acquisitions

Technology companies often use mergers, acquisitions and strategic investments to accelerate development of products, to realize potential synergies or to enter new markets. We have made significant acquisitions in the past, for example Sage Inc. in February 2002, resulting in the recording of significant intangible assets and goodwill on our balance sheet.

In March 2006, Genesis made an equity investment in Mobilygen, and Elias Antoun, our president and CEO, joined Mobilygen’s Board of Directors. In April 2006, we entered into a cross-licensing agreement with Mobilygen Corp., a privately held company that is developing H.264 and other video codec solutions for mobile devices. The agreement will give both companies access to certain technologies for select markets and enables them to jointly define future products to complement existing product portfolios.

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

•	We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. Should we determine that we will not be able to realize all or part of our gross deferred tax asset, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. In making this determination, we project taxable income by jurisdiction for the next three years based on market assumptions and company plans, and other jurisdictional history.

•	We record an estimated royalty cost based on our assessment of the potential liability arising from our Memorandum of Understanding (MOU) with Silicon Image, Inc. If actual costs differ from our estimates, we may be required to adjust the costs.

•	From time to time, we incur costs related to potential merger activities. When we assess that we will be the acquirer for accounting purposes in such transactions and we expect to complete the transaction, direct costs associated with the acquisition are deferred and form part of the final purchase price. In the event these assessments change, any such deferred costs would be expensed. Costs associated with other merger activities are expensed as incurred.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2006

REVENUE AND GROSS PROFIT

The following table shows unaudited statement of operations data for the three months ended September 30, 2006 and September 30, 2005 (in thousands):

	Three months ended September 30
	2006	2005
Total revenue	$69,009	$74,854
Gross profit	30,784	32,880
Gross profit percentage	44.6%	43.9%
Revenue by geography:
United States	$683	$509
China	26,230	33,672
Europe	9,213	8,847
Japan	6,351	8,250
South Korea	19,319	14,591
Taiwan	6,002	5,779
Rest of world	1,211	3,206

Total revenue	$69,009	$74,854

Total Revenues

Revenues for the three months ended September 30, 2006 decreased by 8% to $69.0 million from $74.9 million for the three months ended September 30, 2005. Unit shipments increased by 5% to 17.0 million units for the quarter ended September 30, 2006 compared to 16.2 million units for the same period last year. However, the revenue impact from the increased unit volumes was more than offset by declining average selling prices (“ASPs”) of 12%, compared to the same period last year. We expect overall ASP declines to continue for the foreseeable future.

Estimated revenue from monitor controllers decreased to $23.3 million for the quarter ended September 30, 2006 from $32.3 million for the same period last year, as higher unit shipments were offset by ASP declines of 28%. Our estimate of quarterly unit shipments into flat panel televisions grew by 17% compared to the same period last year, driving estimated revenue from this market to $42.4 million, an increase of 11% compared to the same period last year. Total revenues from shipments into displays with video capability, such as LCD television, continue to increase and have become a larger proportion of total revenue. During the second quarter of fiscal 2007, we estimate that approximately 66% of total revenue was from TV and video products, compared with 57% for the same period last year. We expect this percentage to decrease during the remaining quarters of fiscal 2007.

We continue to ship the majority of our product to customers located in Asia, and we expect most of the growth to come from this area in the future. Within Asia, shipments into China and Japan have increased significantly over the last two years.

Gross Profit

Gross profit for the three months ended September 30, 2006 was $30.8 million compared to $32.9 million for the three months ended September 30, 2005. As a percentage of revenues, gross profit represented 44.6% of revenues for the three months ended September 30, 2006, compared with 43.9% for the three months ended September 30, 2005. The slight increase in gross profit % is primarily due to a higher percentage of the higher margin TV business during the three months ended September 30, 2006.

OPERATING EXPENSES

Research and Development

	Three months ended
	September 30, 2006		September 30, 2005
	$000	% of Revenue	$000	% of Revenue
Research and development	$17,401	25.2%	$11,542	15.4%

Research and development expenses include costs associated with research and development personnel, application engineers, development tools, hardware and software licenses, prototyping and the amortization of acquired intangibles.

Research and development expenses for the three months ended September 30, 2006 were $17.4 million, compared with $11.5 million in the three months ended September 30, 2005. This 51% increase is a reflection of the continued investment in the research and development of technologies addressing the television and video markets, especially the digital TV market and other related technologies, such as timing controllers. In addition, the mix of spending has changed, as we devote increasing resources to improving performance and integration of the more complex multimedia and video applications, especially digital TV technologies, while the focus within the monitor applications has moved more towards technologies supporting multi-function monitors. Genesis’s move towards lower geometry processes, including 0.13 micron and lower, for its highly integrated SOC digital TV chips has also increased research and development spending.

The increase in research and development expenses is also due to an increase in stock-based compensation charges and increased headcount partially offset by a decrease in the amortization of acquired intangibles. Research and development expenses for the quarters ended September 30, 2006 and September 30, 2005 include stock based compensation charges of $2.5 million and $0, respectively, and amortization of acquired intangibles of $0.5 million and $0.7 million, respectively.

Selling, General and Administrative

	Three months ended
	September 30, 2006		September 30, 2005
	$000	% of Revenue	$000	% of Revenue
Selling, general and administrative	15,314	22.2%	12,092	16.2%

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

Selling, general and administrative expenses for the three months ended September 30, 2006, were $15.3 million, compared with $12.1 million in the three months ended September 30, 2005. The increase in selling, general and administrative expenses is mostly due to an increase in stock-based compensation of $2.3 million and increased headcount, partially offset by a recovery on the allowance for doubtful accounts of $0.4 million. Selling, general and administrative expenses for the quarters ended September 30, 2006 and September 30, 2005 include stock-based compensation charges of $2.3 million and $0, respectively.

NON OPERATING INCOME AND EXPENSES

Interest and Other Income

	Three months ended
	September 30, 2006	September 30, 2005
	$000	$000
Interest income	2,212	1,067
Other income	—	—

Interest and other income	2,212	1,067

Interest income includes interest earned on cash, cash equivalents and short-term investments.

Interest income earned for the three months ended September 30, 2006 was $2.2 million compared with $1.1 million for the three months ended September 30, 2005. The increase is due to the combined effects of higher average cash, cash equivalents and short-term investments and higher average interest rates during the second quarter of fiscal 2007 compared to the same period last year.

Provision for (Recovery of) Income Taxes

	Three months ended
	September 30, 2006	September 30, 2005
	$000	$000
Income tax expense	173	1,032

We recorded a net income tax expense of $0.2 million for the three months ended September 30, 2006 compared to an expense of $1.0 million for the three months ended September 30, 2005.

Our accounting effective tax rate typically differs from the expected statutory rates due to several permanent differences including, but not limited to, research and experimental development tax credits, stock-based compensation expense for which no tax benefits can be recognized, foreign exchange fluctuations on the U.S. dollar working capital balances of foreign subsidiaries, and differences in tax rates in foreign jurisdictions. Any net tax benefit of these items is partially offset by changes in the valuation allowance against net operating loss carry forwards. A valuation allowance is recorded to the extent that it is more likely than not that some portion of the deferred tax assets will not be realized. Historically, the majority, if not all of the valuation allowance in the financial statements has been against the tax attributes in the United States. Therefore, the effective tax rate will continue to be directly impacted by the mix of earnings between the United States and foreign jurisdictions.

SIX MONTHS ENDED SEPTEMBER 30, 2006

REVENUE AND GROSS PROFIT

The following table shows unaudited statement of operations data for the six months ended September 30, 2006 and September 30, 2005 (in thousands):

	Six months ended September 30
	2006	2005
Total revenue	$124,908	$134,679
Gross profit	53,443	57,086
Gross profit percentage	42.8%	42.4%

Revenue by geography:
United States	$841	$2,709
China	51,782	59,219
Europe	14,791	13,128
Japan	11,832	14,479
South Korea	31,560	25,551
Taiwan	11,843	13,100
Rest of world	2,259	6,493

Total revenue	$124,908	$134,679

Total Revenues

Revenues for the six months ended September 30, 2006 decreased by 7% to $124.9 million from $134.7 million for the six months ended September 30, 2005. Unit shipments increased by 10% to 33.0 million units for the six months ended September 30, 2006 compared to 30.0 million units for the same period last year. However, the revenue impact from the increased unit volumes was more than offset by declining ASPs of 15.6%.

Our products are designed for multiple applications. Therefore, we must estimate whether the chips we have sold are used in LCD monitors or flat-panel televisions. We estimate that units shipped into the LCD monitor market increased by 7% while shipments into the TV/video market increased by 6% on a year over year basis. On a product basis, ASPs declined 28% in the monitor market and 9% in the TV/video market. We estimate that shipments of flat-panel TV controller products increased by 21%.

We estimate that approximately 62% of total revenue was from consumer TV/video related products for the six months ended September 30, 2006, compared with 54% for the six months ended September 30, 2005.

Gross Profit

Gross profit for the six months ended September 30, 2006 decreased to $53.4 million from $57.1 million for the six months ended September 30, 2005. As a percentage of revenues, gross profit represented 42.8% of revenues for the six months ended September 30, 2006, compared with 42.4% for the six months ended September 30, 2005. Gross margin remained essentially flat year over year.

OPERATING EXPENSES

Research and Development

	Six months ended
	September 30, 2006		September 30, 2005
	$000	% of Revenue	$000	% of Revenue
Research and development	$32,318	25. 9%	$22,504	16.7%

Research and development expenses for the six months ended September 30, 2006 were $32.3 million, compared with $22.5 million in the six months ended September 30, 2005. This 44% increase was primarily due to an increase in stock-based compensation charges and higher labor-related costs due to increased headcount partially offset by a decrease in the amortization of acquired intangibles. Research and development expenses for the six months ended September 30, 2006 and September 30, 2005 include stock based compensation charges of $4.4 million and $0.2 million, respectively, and amortization of acquired intangibles of $1.0 million and $1.4 million, respectively.

Research and development expenses represented 25.9% of revenues in the six months ended September 30, 2006, and 16.7% in the six months ended September 30, 2005.

Selling, General and Administrative

	Six months ended
	September 30, 2006		September 30, 2005
	$000	% of Revenue	$000	% of Revenue
Selling, general and administrative	30,136	24.1%	22,845	17.0%

Selling, general and administrative expenses for the six months ended September 30, 2006 were $30.1 million, compared with $22.8 million in the six months ended September 30, 2005. This higher expense was primarily due to an increase in stock-based compensation costs of $5.2 million, and increased labor and legal costs, partially offset by a recovery on the allowance for doubtful accounts of $0.4 million. Selling, general and administration expenses for the six months ended September 30, 2006 and September 30, 2005 include stock-based compensation charges of $5.3 million and $0.1 million, respectively.

Selling, general and administrative expenses represented 24.1% of revenues in the six months ended September 30, 2006 and 17% in the six months ended September 30, 2005.

NON OPERATING INCOME AND EXPENSES

Interest and Other Income

	Six months ended
	September 30, 2006	September 30, 2005
	$000	$000
Interest income	4,376	1,977
Other income	3,217	—

Interest and other income	7,593	1,977

Interest income includes interest earned on cash, cash equivalents and short-term investments.

Interest income earned for the six months ended September 30, 2006 was $4.4 million compared with $2.0 million for the six months ended September 30, 2005. The increase is due to the combined effects of higher average cash, cash equivalents and short-term investments and higher average interest rates during the six months ended September 30, 2006 compared to the same period last year.

Other income includes a gain of $3.2 million on the disposal of our entire investment in the shares of Techwell, Inc. in conjunction with their initial public offering.

Provision for (Recovery of) Income Taxes

	Six months ended
	September 30, 2006	September 30, 2005
	$000	$000
Income tax expense (recovery)	(2,966)	2,372

We recorded a net recovery of income taxes of $3.0 million for the six months ended September 30, 2006 compared to an expense of $2.4 million for the six months ended September 30, 2005. The income tax recovery for the six months ended September 30, 2006 was primarily driven by the impact of the strengthening of the Canadian dollar, which increased the value of the Canadian dollar denominated tax attributes and the favorable tax treatment of the sale of the Techwell investment.

Our accounting effective tax rate typically differs from the expected statutory rates due to several permanent differences including, but not limited to, research and experimental development tax credits, stock-based compensation expense for which no tax benefits can be recognized, foreign exchange fluctuations on the U.S. dollar working capital balances of foreign subsidiaries, and differences in tax rates in foreign jurisdictions. Any net tax benefit of these items is partially offset by changes in the valuation allowance against net operating loss carry forwards. A valuation allowance is recorded to the extent that it is more likely than not that some portion of the deferred tax assets will not be realized. Historically, the majority, if not all of the valuation allowance in the financial statements has been against the tax attributes in the United States. Therefore, the effective tax rate will continue to be directly impacted by the mix of earnings between the United States and foreign jurisdictions.

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

	September 30, 2006	March 31, 2006
Cash and cash equivalents	$150,416	$154,630
Short-term investments	28,894	30,749

Total cash, cash equivalents and short-term investments	$179,310	$185,379

Working capital	$218,262	$204,518
Current ratio	7.4	6.1
Receivables days outstanding	54	54
Inventory turnover days	60	45

At September 30, 2006, cash equivalents and short-term investments totaled $179.3 million compared with $185.4 million at March 31, 2006. Our current ratio at September 30, 2006 was 7.4 compared to 6.1 at March 31, 2006. Net cash used in operating activities was $10.5 million for the six months ended September 30, 2006 compared with cash generated from operations of $10.5 million for the six months ended September 30, 2005.

Working capital uses of cash related primarily to the increase in inventory and accounts receivable and the decrease in accounts payable and accrued liabilities, partially offset by an increase in income taxes payable. Accounts receivable increased by $4.9 million from March 31, 2006 to September 30, 2006, resulting from a sharp increase in revenues later in the quarter, while days sales outstanding (“DSO”) stayed flat at September 30, 2006 compared to March 31, 2006 at 54 days. Our credit policy is to offer credit to customers only after examination of their creditworthiness. Our payment terms range from cash in advance of shipment, to payment ninety days after shipment. For the six months ended September 30, 2006, our three largest customers accounted for 40% of revenue, compared with 36% for the six months ended September 30, 2005. Additionally, the top three customers accounted for 48% of accounts receivable at September 30, 2006 and 46% at March 31, 2006. Inventory levels increased by 47% from March 31, 2006 to $25.3 million from 17.2 million, primarily resulting from increased production to ensure adequate inventory supply for our customers . Average days of inventory on hand at September 30, 2006 increased to 60 days, compared to 45 days at March 31, 2006. The average inventory levels and inventory turns is impacted by a number of dynamic activities including the accuracy of customer forecasts, expected panel supplies, and pricing considerations. These activities are not necessarily an indication of what inventory turns might be in the future.

Net cash provided by investing activities was $1.8 million during the six months ended September 30, 2006, compared with a use of cash of $14.4 million during the six months ended September 30, 2005. This increase in cash was primarily due to the net proceeds of short-term investments and by the proceeds received on the sale of an investment during the six months ended September 30, 2006.

Net cash provided by financing activities was $4.5 million for the six months ended September 30, 2006, and $23.5 million for the six months ended September 30, 2005. These represent funds received for the purchase of shares under the terms of our stock option plans.

Contractual Obligations

As of September 30, 2006, our principal commitments consisted of obligations outstanding under operating leases. These commitments include a lease for our existing corporate headquarters in Alviso, California, which expires in March 2007, and the lease for our new corporate headquarters in Santa Clara, California, which we signed in September 2006. This new lease commences on January 1, 2007, expires in January 2012, and is non-cancelable. The aggregate minimum annual payments required under our lease obligations, excluding sub-lease income, by fiscal year are as follows (in thousands):

	PAYMENTS DUE BY FISCAL YEAR
	TOTAL	2007	2008	2009	2010	2011	Thereafter
Operating Leases	$14,254	$2,572	$3,763	$3,648	$1,818	$1,511	$942

Our lease agreements expire at various dates through calendar 2012.

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

We carry out a significant portion of our operations outside of the United States, primarily in Canada and in India and to a lesser extent China, Japan, South Korea, Singapore and Taiwan. Although virtually all of our revenues and costs of revenues are denominated in U.S. dollars, portions of our operating revenue and expenses are denominated in foreign currencies. Accordingly, our operating results are affected by changes in the exchange rate between the U.S. dollar and those currencies. Any future strengthening of those currencies against the U.S. dollar could negatively impact our operating results by increasing our operating expenses as measured in U.S. dollars. We do not currently engage in any hedging or other transactions intended to manage the risks relating to foreign currency exchange rate fluctuations, other than natural hedges that occur as a result of holding both assets and liabilities denominated in foreign currencies. We may, in the future, undertake hedging or other such transactions, if we determine it is necessary to offset exchange rate risks. Based on our overall currency rate exposure at September 30, 2006 and March 31, 2006, a near-term 10% appreciation or depreciation in the U.S. dollar relative to a pool of our foreign currencies would not have a material effect on our operating expenses or financial condition. However, we do have Canadian dollar denominated tax attributes represented by a deferred income tax asset on the condensed consolidated balance sheet. A near-term 10% appreciation in the U.S. dollar relative to the Canadian dollar would cause a one-time increase to our income tax expense by approximately $3 million.

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

In January 2004, Genesis filed a notice of appeal to the United States Court of Appeals for the Federal Circuit. In April 2006, the Court of Appeals affirmed the District Court’s decision. Genesis has paid and continues to pay additional undisclosed amounts to Silicon Image pursuant to the District Court’s judgment regarding the MOU.

The future financial impact arising from any settlement or other legal actions related to the dispute is not yet determinable and no other provision has been made in our consolidated financial statements for any future costs associated with this claim.

MStar Litigation

Genesis filed a patent infringement complaint against MStar Semiconductor, Inc. (“MStar”) in the ITC in 2003. In August 2004, the ITC determined that MStar and the other respondents infringe Genesis’s patent, and issued an exclusion order preventing the importation of MStar’s and the other respondents’ infringing display controllers into the United States, as well as LCD monitors and boards containing these products. However, U.S. Customs declined to enforce the ITC’s exclusion order against MStar’s Tsunami (or TSU) products. In December 2004, MStar filed an appeal of the exclusion order and related ITC rulings to the Federal Circuit Court of Appeals. In May 2006, the Court of Appeals upheld the ITC’s decision in favor of Genesis. Also, in April 2006, Genesis filed a motion to enforce the exclusion order against MStar’s Tsunami products in the ITC. The ITC instituted an investigation in June 2006.

In October 2006, Genesis and MStar entered into an agreement to settle the litigation and to provide a license to MStar to certain Genesis patents in exchange for undisclosed running royalties. This license allows MStar to ship the infringing products into the United States. Following the settlement, Genesis and MStar jointly filed a motion to terminate the ITC proceedings. The motion is pending.

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

Our historical revenues and operating results have varied significantly from quarter to quarter. Moreover, our actual or projected operating results for some quarters may not meet the expectations of stock market analysts and investors, which may cause our stock price to decline. In addition to the factors discussed elsewhere in this “Risk Factors” section, a number of factors may cause our revenue to fall short of our expectations or cause fluctuations in our operating results, including:

•	Our ability to gain “design wins” with our customers and ramp new designs into production volumes;

•	Customer inventory levels and market share;

•	Growth rate of the flat-panel TV and LCD monitor markets;

•	Seasonal consumer demand for flat-panel TVs and LCD monitors into which our products are incorporated;

•	Changes in the mix of products we sell, especially between our higher-priced TV/video products and our lower-priced monitor products;

•	Increased competition and competitive pricing pressures;

•	Availability and pricing of panels and other components for flat-panel TVs and LCD monitors;

•	Wafer costs and other product fabrication costs;

•	Foreign exchange rate fluctuations, research and development tax credits and other factors that impact tax rates;

•	Changes in product costs or manufacturing yields or available production capacity at our fabrication facilities; and

•	Costs and outcome of legal proceedings.

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

The markets for our products are highly concentrated. Our revenues are derived from a limited number of customers. Revenues from our largest five customers accounted for 54% of our revenues, and for our largest customer 20%, for the quarter ended September 30, 2006. We expect that a small number of customers will continue to account for a large amount of our revenues. The decision by any large customer to decrease or cease using our products would harm our business.

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

The markets in which we operate are intensely competitive and are characterized by technological change, evolving industry standards and rapidly declining average selling prices. We compete with both large and small companies, including AMD

(ATI Technologies), Broadcom Corp., Intel Corp., LSI Logic Corp., Micronas Semiconductor Holding AG, Mediatek Corp., MStar Semiconductor, Inc., National Semiconductor, Novatek Microelectronics, Philips Semiconductors, a division of Philips Electronics N.V., Pixelworks, Inc., Realtek Semiconductor Corp., Silicon Image, Inc., ST Microelectronics, Inc., Techwell, Inc., Trident Microsystems, Inc., Vastview and Zoran Corporation. In addition, many of our current and potential customers have their own internally developed integrated circuit solutions, and may choose not to purchase solutions from third party merchant suppliers like Genesis. We may also face competition from start-up companies.

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

We have had significant senior management turnover, and may not be able to retain or attract the key personnel we need to succeed.

We have recently experienced significant turnover in our senior management team. For example, the positions of Senior Vice President, Product Marketing and Senior Vice President, Operations are currently unfilled. We cannot assure you that we will be able to attract and retain these Senior Vice Presidents or other key employees. If we cannot attract and retain these key employees, our business would be harmed, particularly if the departure of any key employee results in a business interruption or if we are not successful in preserving material knowledge of our departing employees.

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

Manufacturing semiconductor products is a complex process. It is often difficult for semiconductor foundries to achieve acceptable product yields. Product yields depend on both our product design and the manufacturing process technology unique to the semiconductor foundry. Since low yields may result from either design or process difficulties, identifying yield problems may occur well into the production cycle, when a product exists which can be physically analyzed and tested. Low yields negatively impact our gross margins and our financial results.

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

A large portion of our revenues will come from sales to customers outside of the United States, particularly to equipment manufacturers located in South Korea, China, Europe, Japan and Taiwan. For the quarter ended September 30, 2006, sales to regions outside of the United States represented 99% of revenues. For that same period, sales to China and South Korea alone constituted 38% and 28%, respectively. These sales are subject to numerous risks, including:

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of stockholders (“Annual Meeting”) held on September 12, 2006, the following individuals were elected to the Board of Directors as Class II directors for a term of three years:

NOMINEES	Votes For	Votes Withheld
Elias Antoun	32,871,486	339,295
Chandrashekhar M. Reddy	29,092,461	4,118,320

Tim Christoffersen and Robert H. Kidd continue as Class I directors of the Company. Jon Castor, Chieh Chang and Jeffrey Diamond continue as Class III directors of the Company.

In addition, at the Annual Meeting, the following proposal was adopted by the margin indicated: To ratify the appointment of KPMG LLP in Canada as our independent accountants for the fiscal year ending March 31, 2007. The votes cast for this action were 32,519,760 and against were 677,911, with 13,110 abstaining.

ITEM 6. EXHIBITS

(a)	Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1(1)	Agreement and Plan of Merger and Reorganization, dated as of September 27, 2001, by and between Genesis Microchip Incorporated and Sage, Inc.

2.2(1)	Share Exchange and Arrangement Agreement and Plan of Arrangement by and among the Registrant, Genesis Microchip Nova Scotia Corp., and Genesis Microchip Incorporated.

2.3(2)	Agreement and Plan of Merger, dated as of March 17, 2003, among Genesis Microchip Inc., Display Acquisition Corporation and Pixelworks, Inc. (with Forms of Voting Agreements).

3.1(1)	Certificate of Incorporation of the Registrant.

3.2(3)	Amended and Restated Bylaws of the Registrant.

3.3(4)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.

4.1(1)	Form of Common Stock Certificate of the Registrant.

4.2(4)	Preferred Stock Rights Agreement, dated as of June 27, 2002, between the Registrant and Mellon Investor Services, L.L.C., as amended on March 16, 2003.

10.1(5)	Agreement, dated January 20, 1997, between Yves Faroudja and Faroudja Laboratories, Inc.

10.2	[Intentionally omitted]

10.3(6)*	Offer of employment to James E. Donegan dated June 25, 2002.

10.4(6)*	Settlement Agreement and Release with Amnon Fisher.

10.5(9)*	Offer Letter of Employment with Anders Frisk, dated February 15, 2000.

10.6(9)*	Offer Letter of Employment with Matthew Ready, dated April 12, 2000.

10.7(9)*	Offer Letter of Employment from Paradise Electronics, Inc. to Mohammad Tafazzoli, dated February 17, 1998.

10.8(7)*	Form of Change of Control Severance Agreement (as entered into between Genesis and, among others, each of Anders Frisk, Raphael Mehrbians, Tzayao Chan, and Mohammad Tafazzoli).

10.9(9)*	Separation Agreement and Release with Chandrashekar Reddy.

10.10(9)*	Consulting Agreement with Chandrashekar Reddy.

10.11(8)*	1987 Stock Option Plan.

10.12(8)*	1997 Employee Stock Option Plan.

10.13*	1997 Employee Stock Purchase Plan, as last amended on August 24, 2005.

10.14(8)*	1997 Non-Employee Stock Option Plan.

10.15(8)*	2000 Nonstatutory Stock Option Plan.

10.16(8)*	2001 Nonstatutory Stock Option Plan.

10.17(8)*	Paradise Electronics, Inc. 1997 Employee Stock Option Plan.

10.18(8)*	Sage, Inc. Second Amended and Restated 1997 Stock Plan.

10.19(9)*	2001 Employee Stock Purchase Loan Plan (for non-officers).

10.20(9)	Lease Termination Agreement with 1601 McCarthy Boulevard, L.L.C. regarding premises located in Milpitas, California.

10.21(12)	Settlement Agreement and Release with James E. Donegan.

10.22(10)	Termination and Release Agreement, dated as of August 5, 2003, among Genesis Microchip Inc., Display Acquisition Corporation and Pixelworks, Inc.

10.23(11)*	Offer Letter with Michael Healy.

10.24(11)*	Change of Control Severance Agreement with Michael Healy.

10.25(11)*	Option Exchange Agreement with Raphael Mehrbians.

10.26(14)*	Interim CEO Employment Agreement with Eric Erdman.

10.27(14)*	Form of director and officer indemnification agreement.

10.28(13)*	2003 Stock Plan.

10.29(15)*	Form of 2000 Nonstatutory Stock Option Plan Stock Option Agreement with Nonemployee Directors.

10.30(15)*	Form of 2000 Nonstatutory Stock Option Plan International Stock Option Agreement.

10.31(15)*	Form of 2000 Nonstatutory Stock Option Plan Stock Option Agreement for China.

10.32(16)*	Amendment No. 1 to Separation Agreement and Release with Chandrashekar Reddy, dated November 10, 2004.

10.33(17)*	Offer Letter of Employment with Elias Antoun, dated November 10, 2004.

10.34(18)*	Change in Control Severance Agreement with Elias Antoun, dated November 29, 2004.

10.35(19)*	Separation Agreement and Release with Eric Erdman, dated December 3, 2004.

10.36(19)*	Consulting Agreement with Eric Erdman, dated December 3, 2004.

10.37(20)*	Separation Agreement and Release with Young Ahn, dated December 28, 2004.

10.38(21)*	1997 Employee Stock Option Plan, as amended on September 19, 2005, and form of Notice of Grant of Restricted Stock Units.

10.39(21)*	2000 Nonstatutory Stock Option Plan, as amended on September 19, 2005.

10.40(24)*	Separation Agreement and Release with Ken Murray, dated March 6, 2006.

10.41(22)*	Offer Letter with Behrooz Yadegar, dated April 11, 2006.

10.42(24)*	Fiscal Year 2007 Executive Bonus Plan, dated June 10, 2006.

10.43(23)*	Separation Agreement and Release with Tzoyao Chan, dated July 27, 2006

10.43(25)*	Offer Letter with Hildy Shandell, dated August 30, 2006

10.44(25)*	Change in Control Severance Agreement with Hildy Shandell, dated September 12, 2006

10.45(26)	Lease Agreement and Lease Rider Agreement with Transamerica Occidental Life Insurance Company, dated September 18, 2006

10.46(27)*	Separation Agreement and Release with Raphael Mehrbians, dated October 20, 2006

21(24)	Subsidiaries.

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-72202) filed with the Securities and Exchange Commission on October 25, 2001, as amended.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2003.
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 1, 2002, as amended.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A12G filed with the Securities and Exchange Commission on August 5, 2002, as amended by the Registrant’s Statement on Form 8-12G/A filed with the Securities and Exchange Commission on March 31, 2003.
(5)	Incorporated by reference to Faroudja Laboratories, Inc.’s Form S-1 (File No. 333-32375) filed with the Securities and Exchange Commission on July 30, 1997, as amended.
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002.
(7)	Incorporated by reference to Registration Statement on Form S-4 filed by Pixelworks, Inc. with the Securities and Exchange Commission on April 18, 2003, as amended.
(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Securities Exchange Commission on February 21, 2002.
(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities Exchange Commission on June 20, 2003.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on August 6, 2003.
(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on February 13, 2004.
(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A filed with the Securities Exchange Commission on July 29, 2003.
(13)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Securities Exchange Commission on October 15, 2003.
(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities Exchange Commission on June 10, 2004.
(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on November 9, 2004.
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on November 15, 2004.
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on November 19, 2004.
(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on December 3, 2004.
(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on December 8, 2004.
(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on January 3, 2005.
(21)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on November 8, 2005.
(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on May 10, 2006.
(23)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on August 1, 2006.
(24)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 14, 2006.
(25)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on September 18, 2006.

(26)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on September 19, 2006.

(27)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on October 23, 2006.

*	Identifies a management contract or compensatory plan of arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENESIS MICROCHIP INC.

By:	/s/ MICHAEL E. HEALY
Michael E. Healy
Chief Financial Officer
(Authorized Officer to sign on behalf of Registrant & Principal Financial Officer)

Date: November 6, 2006