Form 10-Q
period 2006-12-31
GENESIS MICROCHIP INC /DE
filed 2007-02-09
CIK 1161396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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
(408) 262-6599
Registrant’s telephone number, including area code

N/A
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

Yes  ☐    No  ☒

There were 37,038,624 shares of the registrant’s shares of common stock issued and outstanding as of January 31, 2007.

GENESIS MICROCHIP INC.
FORM 10-Q
THREE AND NINE MONTHS ENDED December 31, 2006

Index

		Page
Item Number

Part I: Financial Information
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at December 31, 2006 and March 31, 2006	3
	Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2006 and December 31, 2005	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2006 and December 31, 2005	5
	Notes To Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

Part II: Other Information

Item 1.	Legal Proceedings	30

Item 1a.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*

Item 3.	Defaults Upon Senior Securities	*

Item 4.	Submission of Matters to a Vote of Security Holders	*

Item 5.	Other Information	*

Item 6.	Exhibits	40

Signatures		44

* No information has been provided because this item is not applicable.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GENESIS MICROCHIP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except per share amounts)

	December 31, 2006 (unaudited)	March 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$139,798	$154,630
Short-term investments	53,879	30,749
Accounts receivable trade, net of allowance for doubtful accounts of $17 at December 31 and $401 at March 31	28,549	36,184
Inventories	17,968	17,175
Prepaids and other	6,957	6,034
Total current assets	247,151	244,772
Property and equipment, net	15,305	16,459
Intangible assets, net	4,654	9,055
Goodwill	84,405	181,981
Deferred income taxes	—	11,151
Other long-term assets	15,853	16,259
Total assets	$367,368	$479,677

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,260	$14,911
Accrued liabilities	22,690	21,778
Income taxes payable	6,357	3,565
Total current liabilities	36,307	40,254
Stockholders’ equity:
Capital stock:
Preferred stock:
Authorized – 5,000 preferred shares, $0.001 par value
Issued and outstanding – none at December 31 and at March 31
Common stock:
Authorized – 100,000 shares of common stock, $0.001 par value
Issued and outstanding – 36,684 shares at December 31 and 35,899 shares at March 31	37	36
Additional paid-in capital	457,984	441,197
Treasury shares	(833)	—
Cumulative other comprehensive loss	(94)	(94)
Deferred stock-based compensation	—	(4,572)
Retained earnings (deficit)	(126,033)	2,856
Total stockholders’ equity	331,061	439,423

Total liabilities and stockholders’ equity	$367,368	$479,677

See accompanying notes to condensed consolidated financial statements.

GENESIS MICROCHIP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2006	2005	2006	2005
Revenues	$51,117	$73,965	$176,025	$208,644
Cost of revenues (1)(2)	30,261	39,762	101,726	117,355
Gross profit	20,856	34,203	74,299	91,289

Operating expenses:
Research and development (3)(5)	15,621	12,541	47,939	35,045
Selling, general and administrative (4)	19,786	12,195	49,922	35,040
Impairment of goodwill and intangibles	101,001	-	101,001	-
Total operating expenses	136,408	24,736	198,862	70,085
Income (loss) from operations	(115,552)	9,467	(124,563)	21,204
Interest and other income
Interest income	2,324	1,519	6,700	3,496
Other income (6)	-	-	3,217	-
Interest and other income	2,324	1,519	9,917	3,496
Income (loss) before income taxes	(113,228)	10,986	(114,646)	24,700
Provision for income taxes (7)	17,209	3,621	14,243	5,993
Net income (loss)	$(130,437)	$7,365	$(128,889)	$18,707

Earnings (loss) per share:
Basic	$(3.57)	$0.21	$(3.55)	$0.54
Diluted	$(3.57)	$0.20	$(3.55)	$0.51

Weighted average number of shares of common stock outstanding:
Basic	36,585	35,413	36,342	34,632
Diluted	36,585	37,295	36,342	36,718

(1) Amount includes amortization of acquired developed product technology	$-	$1,925	$-	$5,775

(2) Amount includes stock-based compensation	$289	$27	$1,088	$27

(3) Amount includes stock-based compensation	$1,952	$74	$6,310	$253

(4) Amount includes stock-based compensation	$2,267	$260	$7,569	$372

(5) Amount includes amortization of intangibles related to acquisitions	$428	$729	$1,417	$2,187

(6) Gain on sale of investment	$-	$-	$3,217	$-

(7) Amount includes deferred income tax asset valuation allowance in a certain jurisdiction	$16,778	$-	$16,778	$-

See accompanying notes to condensed consolidated financial statements.

GENESIS MICROCHIP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Nine Months Ended December 31
	2006	2005
Cash flows from (used in) operating activities:
Net income (loss)	$(128,889)	$18,707
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	7,776	5,559
Amortization of acquired technology	1,988	7,962
Impairment of intangible assets	3,425	-
Goodwill impairment	97,576	-
Stock-based compensation	14,967	652
Deferred income taxes	11,151	3,818
Gain on sale of investment	(3,217)	-
Other	250	453
Change in operating assets and liabilities, net of amounts acquired:
Accounts receivable trade	7,635	(6,935)
Inventories	(793)	(5,630)
Prepaids and other	(923)	(1,535)
Accounts payable	(7,651)	(1,780)
Accrued liabilities	912	8,798
Income taxes payable	2,792	(560)
Net cash provided by operating activities	6,999	29,509
Cash flows from (used in) investing activities:
Purchase of short-term investments	(72,536)	(71,733)
Proceeds on maturity of short-term investments	49,406	10,002
Additions to property and equipment	(4,487)	(6,705)
Proceeds on sale of investment	3,919	-
Additions to mask sets	(2,413)	(2,598)
Additions to intangible assets	(1,280)	(565)
Other	-	287
Net cash used in investing activities	(27,391)	(71,312)
Cash flows from financing activities:
Proceeds from issue of common stock	5,560	25,261
Net cash provided by financing activities	5,560	25,261

Decrease in cash and cash equivalents	(14,832)	(16,542)
Cash and cash equivalents, beginning of period	154,630	129,757
Cash and cash equivalents, end of period	$139,798	$113,215

See accompanying notes to condensed consolidated financial statements.

GENESIS MICROCHIP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of presentation

Genesis Microchip Inc. (“Genesis” or the “Company”) designs, develops and markets integrated circuits that manipulate and process digital video and graphic images.

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”) and according to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Consequently, they do not include all of the information and footnotes required by GAAP for a complete set of annual financial statements. The policies applied are consistent with those at March 31, 2006, except as outlined in Note 2. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended March 31, 2006 that are included in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. We believe that the accompanying financial statements reflect all adjustments, consisting solely of normal, recurring adjustments, that are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and nine months ended December 31, 2006 are not necessarily indicative of the results to be expected for the full fiscal year or for any other period.

2. Stock-based compensation

On April 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards based on the grant date fair value of the awards.

Prior to the adoption of SFAS 123R, the Company followed Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and related interpretations, in accounting for employee stock options and restricted stock units. Under APB 25, deferred stock-based compensation was recorded at the grant date in an amount equal to the excess of the market value of a share of common stock over the exercise price of the option or restricted stock unit and was amortized over the vesting period of the individual options or stock units, generally two to four years, in accordance with Financial Accounting Standards Board’s (“FASB”) Interpretation No. 44.

The Company adopted SFAS 123R using the modified prospective transition method, which requires the recognition of compensation expense for awards granted after April 1, 2006 that are expected to vest and for unvested awards granted prior to adoption that are expected to vest. The compensation expense related to the awards granted prior to adoption is based on the grant date fair value estimated in accordance with SFAS 123 for prior year pro forma disclosure purposes, adjusted to reflect estimated forfeitures. In accordance with the modified prospective transition method, prior period results have not been adjusted to reflect the adoption of SFAS 123R. No modifications were made to the terms of the Company’s outstanding stock options in anticipation of the adoption of SFAS 123R.

During the three and nine months ended December 31, 2006, the Company recognized stock-based compensation expense of $4,508,000 and $14,967,000, respectively, related to stock options, restricted share units and employee share purchase plans granted to employees and directors. The Company has not capitalized any stock-based compensation costs as part of the cost of an asset. There were no tax benefits recognized related to the compensation cost for share-based payments.

The cumulative effect of the implementation of SFAS 123R for the three months ended December 31, 2006 was to increase loss from operations, loss before income taxes and net loss by $3,889,000 and basic and fully diluted loss per share by $0.11. The cumulative effect of the implementation of SFAS 123R for the nine months ended December 31, 2006 was to increase loss from operations, loss before income taxes and net loss by $13,445,000 and basic and fully diluted loss per share by $0.37. In addition, $4,572,000 of deferred stock-based compensation recorded as a reduction to stockholder’s equity as of March 31, 2006 was reversed against the Company’s additional paid-in-capital. There was no impact on cash flows from operating and financing activities.

The fair value of stock-based compensation was determined using the Black-Scholes option-pricing model using a dividend yield of 0% and the assumptions noted in the following table:

	Three Months Ended December 31		Nine Months Ended December 31
	2006	2005	2006	2005
Stock Option Plans:
Risk-free interest rates	4.7%	4.3%	4.9%	4.3%
Volatility	63%	80%	67%	80%
Expected life in years	4.25	4.25	4.25	4.25

Employee Stock Purchase Plans:
Risk-free interest rates	5.1%	4.4%	5.1%	4.4%
Volatility	47%	80%	47%	80%
Expected life in years	0.75	1.25	0.75	1.25

The Company uses historical volatility as a basis for projecting the expected volatility of the underlying stock and estimates the expected life of its stock options based upon historical data. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The weighted average grant date fair values of options granted during the three and nine months ended December 31, 2006, were $5.56 and $6.39, respectively. The weighted average grant date fair values of options granted during the three and nine months ended December 31, 2005 were $12.60 and $12.67 respectively.

In accordance with SFAS 123R, the Company is required to estimate the number of instruments for which the requisite service is expected to be rendered. Under APB 25, forfeiture rates were recognized as they occurred. The cumulative effect of the change in accounting policy for the adjustment related to the forfeitures for the prior periods was not material at April 1, 2006.

Had the Company accounted for stock-based compensation in accordance with SFAS 123R prior to April 1, 2006, our net earnings would have approximated the pro forma amount for the three and nine months ended December 31, 2005 as follows:

(in thousands, except per share amounts):

	Three Months Ended December 31, 2005	Nine Months Ended December 31, 2005
Net income attributable to common stockholders:
As reported	$7,365	$18,707
Stock compensation, as reported	361	652
Stock compensation, under SFAS 123	(5,841)	(17,110)
Pro forma net income	$1,885	$2,249

Basic earnings per share:
As reported	$0.21	$0.54
Pro forma	$0.05	$0.06
Diluted earnings per share:
As reported	$0.20	$0.51
Pro forma	$0.05	$0.06

STOCK OPTION AND STOCK PURCHASE PLANS

1997 Employee Stock Option Plan

The 1997 Employee Stock Option Plan (“1997 Employee Plan”) provided for the granting to employees of incentive stock options, nonstatutory stock options, stock purchase rights and restricted stock units for up to 800,000 shares of common stock plus an annual increase to be added on the first day of each fiscal year equal to the lesser of (i) 2,000,000 shares of common stock, (ii) 3.5% of the outstanding shares on such date, or (iii) a lesser amount determined by the Board of Directors of Genesis. The exercise price of incentive stock options granted under the 1997 Employee Plan was not to be less than 100% (110% in case of any options granted to a person who held more than 10% of the total combined voting power of all classes of shares of Genesis) of the fair market value of the shares of common stock subject to the option on the date of the grant. The term of the options do not exceed 10 years (five years in the case of any options granted to a person who held more than 10% of the total combined voting power of all classes of shares of Genesis) and generally vest over four years.

As of December 31, 2006, there were 1,661,000 shares available for grant under the 1997 Employee Plan. In the quarter ended December 31, 2005, the Company amended the 1997 Employee Stock Option Plan to allow the granting of stock appreciation rights, stock purchase rights, and restricted stock units. The Company has not issued any stock appreciation rights or stock purchase rights to date. The term of restricted stock units is consistent with the vesting period and does not exceed 4 years.

1997 Paradise Stock Option Plan

The 1997 Paradise Stock Option Plan (“Paradise Plan”) provided for the granting of incentive stock options (“ISOs”) to employees of Paradise Electronics Inc. (“Paradise”), a wholly owned subsidiary of Genesis and nonstatutory stock options (“NSOs”) to Paradise employees, directors, and consultants. As a result of the merger of Paradise with Genesis in May 1999, each outstanding option or right to purchase shares of Paradise common stock became exercisable for Genesis shares of common stock, adjusted to reflect the exchange ratio of Genesis shares of common stock for Paradise common stock in the merger. No additional options will be granted under the Paradise Plan. Upon exercise, expiration or cancellation of all of the options granted under the Paradise Plan, this plan will be terminated.

1997 Non-Employee Stock Option Plan

The 1997 Non-Employee Stock Option Plan (“Non-Employee Plan”) provides for the granting to non-employee directors and consultants of Genesis of options for up to 500,000 shares of common stock. The exercise price of stock options granted under the Non-Employee Plan may not be less than 100% of the fair market value of the shares of common stock subject to the option on the date of the grant. Options granted under the Non-Employee Plan have a term of up to ten years and generally vest over periods of up to two years. As of December 31, 2006, there were 55,000 shares available for grant under the Non-Employee Plan.

2000 Nonstatutory Stock Option Plan

The 2000 Nonstatutory Stock Option Plan (“2000 Plan”) provides for the granting to employees and non-employees of nonstatutory stock options and stock appreciation rights for up to 1,500,000 shares of common stock plus an annual increase to be added on the first day of each fiscal year equal to the lesser of (i) 2,000,000 shares of common stock, (ii) 3.5% of the outstanding shares on such date, or (iii) a lesser amount determined by the Board of Directors of Genesis. The exercise price of stock options granted under the 2000 Plan may not be less than 100% of the fair market value of the shares of common stock subject to the option at the date of grant. The term of the options may not exceed 10 years and generally vest over four years. As of December 31, 2006, there were 1,362,000 shares available for grant under the 2000 Employee Plan. In the quarter ended December 31, 2005, the Company amended the 2000 Nonstatutory Stock Option Plan to allow the granting of stock appreciation rights. The Company has not issued any stock appreciation rights to date.

2001 Nonstatutory Stock Option Plan

The 2001 Nonstatutory Stock Option Plan (“2001 Employee Plan”) provides for the granting to employees of nonstatutory stock options for up to 1,000,000 shares of common stock. The exercise price of stock options granted under the 2001 Employee Plan may not be less than 100% of the fair market value of the shares of common stock subject to the option at the date of grant. The term of the options may not exceed 10 years and generally vest over four years. As of December 31, 2006, there were 78,000 shares available for grant under the 2001 Employee Plan.

2003 Stock Plan

The 2003 Stock Plan (“2003 Stock Plan”) provides for the granting to newly hired employees of nonstatutory stock options for up to 1,000,000 shares of common stock. The exercise price of stock options granted under the 2003 Stock Plan may not be less than 100% of the fair market value of the shares of common stock subject to the option at the date of grant. The term of the options may not exceed 10 years and generally vest over four years. As of December 31, 2006, there were 100,000 shares available for grant under the 2003 Employee Plan.

Sage Stock Option Plan

The Sage Stock Option Plan (“Sage Plan”) provided for the granting of ISOs to employees of Sage, a wholly owned subsidiary of Genesis and NSOs to Sage employees, directors, and consultants. As a result of the purchase of Sage in 2002, each outstanding option or right to purchase shares of Sage common stock is exercisable for Genesis shares of common stock, adjusted to reflect the exchange ratio of Genesis shares of common stock to Sage common stock in the purchase and sale agreement. No additional options will be granted under the Sage Plan. Upon exercise, expiration or cancellation of all of the options granted under the Sage Plan, this plan will be terminated.

Employee Stock Purchase Plan

Genesis has established an employee stock purchase plan under which employees may authorize payroll deductions of up to 15% of their compensation (as defined in the plan) to purchase shares of common stock at a price equal to 85% of the lower of the fair market values as of the beginning or the end of each six month purchase period within an offering period. The plan provides for the purchase of 500,000 shares of common stock plus an annual increase to restore the number of shares available for purchase under the plan to 500,000. As of December 31, 2006, there were 500,000 shares available for issuance under this plan.

Effective July 1, 2006, awards granted pursuant to the plan may be exercised at the end of each six month purchase period within a twelve month offering period. The offering period of awards granted prior to July 1, 2006 was approximately twenty-four months.

Summary of Stock Options

Details of stock option transactions are as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)

Outstanding, March 31, 2006	7,127	$16.43	6.74
Granted	598	12.21
Exercised	(186)	9.19
Forfeited	(71)	16.56
Expired	(190)	24.39

Outstanding, June 30, 2006	7,278	$16.06	6.62
Granted	26	12.23
Exercised	(124)	8.40
Forfeited	(276)	15.79
Expired	(173)	19.71

Outstanding, September 30, 2006	6,731	$16.10	6.38
Granted	543	10.41
Exercised	(141)	7.45
Forfeited	(166)	15.31
Expired	(140)	19.17

Outstanding, December 31, 2006	6,827	$15.78	6.12

Exercisable, December 31, 2006	4,459	$16.64	5.88

During the three and nine months ended December 31, 2006, 272,549 and 1,145,443 stock options vested.

At December 31, 2006, compensation expense of $17,116,715 related to non-vested stock options has not been recognized. This cost is expected to be recognized over a weighted average period of 1.13 years. The total intrinsic value of options outstanding and options exercisable at December 31, 2006 was $1,860,498 and $1,850,163, respectively. The total intrinsic value of options exercised during the three and nine months ended December 31, 2006 was $440,522 and $1,666,651, respectively. The total intrinsic value of options exercised during the three and nine months ended December 31, 2005 was $1,108,110 and $17,910,276, respectively.

For the nine months ended December 31, 2006, cash in the amount of $5,560,000 was received as the result of the exercise of options granted under share-based payment arrangements which includes $3,060,000 for stock options exercised and $2,500,000 for the sale of shares in connection with the Employee Stock Purchase Plan.

Summary of Restricted Stock Units

Details of restricted stock unit transactions are as follows:

	Number of Units (in thousands)	Weighted Average Grant-Date Fair Value

Nonvested at March 31, 2006	266	$19.93
Granted	203	12.89
Vested	(37)	13.11
Forfeited	(9)	18.98
Nonvested at June 30, 2006	423	$16.62
Granted	129	12.37
Vested	(12)	13.53
Forfeited	(20)	15.21
Nonvested at September 30, 2006	520	$15.53
Granted	233	10.27
Vested	(21)	10.16
Forfeited	(17)	14.64
Nonvested at December 31, 2006	715	$13.71

At December 31, 2006, compensation expense of $5,977,675 related to non-vested restricted stock units has not been recognized. This cost is expected to be recognized over a weighted average period of 1.58 years. The total fair value of restricted stock units vested during the three and nine months ended December 31, 2006 was $221,660 and $870,910, respectively. No restricted stock units were granted or vested during the quarter and nine months ended December 31, 2005.

The Company's policy is to satisfy stock option exercises and RSUs by issuing new shares of common stock. No cash was used by the Company to settle equity instruments granted under stock-based compensation arrangements.

3. Earnings per share

Basic earnings (loss) per share are computed by dividing the net income (loss) in a period by the weighted average number of shares of common stock outstanding during that period. Diluted earnings (loss) per share is calculated in order to give effect to all potential dilutive shares of common stock issueable during the period on the exercise of outstanding options. The weighted average number of diluted shares outstanding is calculated by assuming that any proceeds from the issuance of potential shares of common stock, such as stock options, are used to repurchase shares of common stock at the average market share price in the period. Per share information calculated on this basis is as follows (in thousands, except for share amounts):

	Three Months Ended December 31		Nine Months Ended December 31
	2006	2005	2006	2005
Numerator for basic and diluted earnings (loss) per share:
Net income (loss)	$(130,437)	$7,365	$(128,889)	$18,707
Denominator for basic earnings (loss) per share:
Weighted average shares of common stock	36,585	35,413	36,342	34,632

Basic earnings (loss) per share:	$(3.57)	$0.21	$(3.55)	$0.54

Denominator for diluted earnings (loss) per share:
Weighted average shares of common stock	36,585	35,413	36,342	34,632
Stock options (1)	-	1,882	-	2,086

Shares used in computing diluted earnings (loss) per share	36,585	37,295	36,342	36,718
Diluted earnings (loss) per share:	$(3.57)	$0.20	$(3.55)	$0.51
Anti-dilutive potential shares of common stock excluded from above calculation	6,687	5,528	6,962	5,851

(1) For the three months and nine months ended December 31, 2006, excludes the effect of all stock options as they are anti-dilutive due to the loss reported in the period.

4. Segmented information

Market information

Genesis operates and monitors its results in one operating segment. Genesis designs, develops and markets integrated circuits that manipulate and process digital video and graphic images. The target market is the advanced display market including LCD monitors and digital televisions.

Geographic information

Geographic revenue information is based on the shipment destination. Long-lived assets include property and equipment, as well as intangible assets. Property and equipment information is based on the physical location of the asset while the intangible assets are based on the location of the owning entity.

Revenues from unaffiliated customers by geographic region were as follows (in thousands):

	Three Months Ended December 31		Nine Months Ended December 31
	2006	2005	2006	2005
United States	$124	$393	$965	$3,103
China	20,126	31,964	71,908	91,183
Europe	6,210	10,104	21,001	23,232
Japan	6,591	7,537	18,423	22,016
South Korea	8,509	13,722	40,069	39,273
Taiwan	5,904	8,059	17,747	21,159
Rest of world	3,653	2,186	5,912	8,678
Total Revenue	$51,117	$73,965	$176,025	$208,644

Net long-lived assets by country were as follows (in thousands):

	December 31, 2006	March 31, 2006
United States, including goodwill	$93,139	$197,561
Rest of world	11,225	9,934
	$104,364	$207,495

Customer concentration information

The following table shows the percentage of our revenues in each period that was derived from customers who individually accounted for more than 10% of revenues in that period:

	Three Months Ended December 31		Nine Months Ended December 31
	2006	2005	2006	2005
Customer A	-	15%	15%	15%
Customer B	10%	10%	10%	10%
Customer C	-	-	11%	10%

The following table shows customers accounting for more than 10% of accounts receivable trade at December 31, 2006 and March 31, 2006:

	December 31, 2006	March 31, 2006
Customer 1	24%	22%
Customer 2	11%	12%
Customer 3	-	12%
Customer 4	-	11%

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

5. Inventories

Inventories consist of the following (in thousands):

	December 31, 2006	March 31, 2006
Finished goods	$12,695	$10,717
Work-in-process	9,423	10,123
	22,118	20,840
Less: Inventory reserve	(4,150)	(3,665)
	$17,968	$17,175

The following table presents a roll forward of the inventory obsolescence reserve for the indicated periods (in thousands):

	Three Months Ended December 31		Nine Months Ended December 31
	2006	2005	2006	2005
Balance at beginning of period	$3,126	$2,331	$3,665	$2,954
Increase to provision	1,333	653	2,074	316
Write offs	(309)	-	(1,589)	(286)
Balance at end of period	$4,150	2,984	$4,150	$2,984

6. Product warranty

Genesis accrues the estimated future cost of replacing faulty products under the provisions of its warranty agreements as an increase to cost of revenues. Product warranties typically cover a one-year period from the date of delivery to the customer. Management estimates the accrual based on known product failures (if any), historical experience, and other currently available evidence and records the accrual within accrued liabilities. The following table presents a roll forward of the product warranty accrual for the indicated periods (in thousands):

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2006	2005	2006	2005
Balance at beginning of period	$115	$173	$164	$230
Increase to provision	10	2	270	5
Write offs	(6)	(2)	(315)	(62)
Balance at end of period	$119	$173	$119	$173

7. Intangible assets

Intangible assets consist of the following (in thousands):

	December 31, 2006
	Cost	Accumulated Amortization	Impairment	Net
Acquired technology	$48,475	$44,017	$3,425	$1,033
Patents	4,876	1,255	—	3,621
Other	500	500	—	—
Total	$53,851	$45,772	$3,425	$4,654

	March 31, 2006
	Cost	Accumulated Amortization	Impairment	Net
Acquired technology	$47,953	$42,029	$—	$5,924
Patents	4,118	987	—	3,131
Other	500	500	—	—
Total	$52,571	$43,516	$—	$9,055

Due to a decline in projected revenue, for products which incorporate technology acquired from VM Labs in fiscal 2002, the Company determined a triggering event occurred in the quarter ending December 31, 2006. The Company engaged an independent valuation professional to assist with its measurement of fair value as part of the intangible asset impairment test. The recoverability of this asset was assessed by comparing its carrying amount with its estimated fair value using a discounted cash flow approach. An impairment was identified for which the Company recorded a non-cash impairment charge of $3,425,000 prior to performing the goodwill impairment analysis.

Estimated future intangible assets’ amortization expense, based on current balances as of December 31, 2006, is as follows (in thousands):

For the year ended March 31:
2007	$187
2008	748
2009	752
2010	516
2011	360
Thereafter	2,091
Total	$4,654

8.  Goodwill

Goodwill, opening balance	$181,981
Impairment charge	(97,576)
Goodwill, closing balance	$84,405

The Company is required to evaluate goodwill annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Due to a sustained reduction in the Company’s market capitalization plus the decline in current and projected revenue from certain customers, the Company determined a triggering event occurred in the quarter ending December 31, 2006 requiring management to assess the recoverability of goodwill. Impairment is tested at the reporting unit level by comparing the reporting unit’s carrying amount to its fair value. Where the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for the amount by which the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill.

Management has determined that the Company has one reporting unit for purposes of goodwill impairment review under SFAS 142. Upon performing the impairment test, it was found that the carrying value of goodwill exceeded its implied fair value of $84,405,000 and therefore an impairment charge of $97,576,000 was recorded in the current quarter. The Company engaged an independent valuation professional to assist with its measurement of fair value as part of the goodwill impairment test. The fair value of the reporting unit was estimated using a combination of the market approach and a discounted cash flows approach.

9. Other long-term assets

Other long-term assets consist of the following (in thousands):

	December 31, 2006			March 31, 2006
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Investments, at cost	$10,225	$—	$10,225	$11,177	$—	$11,177
Production mask sets	10,270	4,642	5,628	7,857	2,775	5,082
Total	$20,495	$4,642	$15,853	$19,034	$2,775	$16,259

10. Income Taxes

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible in the appropriate jurisdiction. Management considers projected future taxable income, uncertainties related to the industry in which Genesis operates and tax planning strategies in making this assessment.  Historically, the Company has recorded the majority of its valuation allowance against its tax attributes in the United States.   FASB Statement No. 109, Accounting for Income Taxes, states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as losses in the jurisdictions to which the deferred tax asset relate.  As a result of the review undertaken in the third quarter of fiscal 2007, the Company concluded that it was appropriate to establish a full valuation allowance in the financial statements against the tax attributes in Canada and recorded an additional valuation allowance of $16,778,000.  In addition, the Company expects to provide a full valuation allowance on future tax benefits until it can demonstrate a sustained level of profitability that establishes its ability to utilize the assets in the jurisdictions to which the assets relate. Furthermore, in the near term the company expects approximately $1 million of income tax expense per quarter, while the Company expects to incur operating losses.

11. Related party transactions

In March 2006, Genesis made an equity investment in Mobilygen Corp, and Elias Antoun, our president and CEO, joined Mobilygen’s Board of Directors.

In April 2006, we entered into a cross-licensing agreement with Mobilygen Corp., a privately held company that is developing H.264 and other video codec solutions for mobile devices. The agreement will give both companies access to certain technologies for select markets and enables them to jointly define future products to complement existing product portfolios.

The investment in Mobilygen is recorded within other long term assets. No financial transactions were undertaken with Mobilygen during the three and nine months ended December 31, 2006.

12. Contingent liabilities

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

On December 21, 2006, Genesis entered into a Settlement and License Agreement with Silicon Image (the “Agreement”), granting Genesis a license to certain Silicon Image patents and settling the dispute over the interpretation of the MOU. The Agreement supersedes the MOU.

Pursuant to the Agreement, Genesis receives a worldwide, nonexclusive license to all Silicon Image patents with a priority date on or before September 1, 2006. In exchange for the license, Genesis agreed to pay Silicon Image a lump sum payment of $4.5 million, plus accrued and running royalties on all Genesis receiver and transmitter products compliant with the DVI 1.0 or HDMI 1.0 standards, and any minor updates to the HDMI 1.0 standard such as HDMI 1.3. The amounts of the royalties are confidential. The term of the Agreement is through September 17, 2014, unless earlier terminated pursuant to the Agreement. The $4.5 million amount was recorded in selling, general and administration in the quarter ending December 31, 2006 and was paid in January 2007. The accrued royalties related to shipments for the quarter ending December 31, 2006 were recorded in cost of sales.

By signing the Agreement, the parties also agreed to a mutual release of claims against each other for causes of action and liability arising prior to the effective date of the Agreement relating to the MOU, the patent litigation settled by the MOU and subsequent litigation over the interpretation of the MOU, all claims and counterclaims in such litigations, and claims of infringement of any Silicon Image licensed patent by the manufacture, use, offer for sale, sale or importation of a royalty-bearing product. However, the foregoing release does not affect Genesis’s right to challenge claims, counterclaims or defenses with respect to the patents Silicon Image asserted in the prior litigation, including noninfringement, invalidity or unenforceability, provided that any such challenge by Genesis shall only be in response to an assertion or reasonable apprehension of assertion of such patents against Genesis or the use, manufacture, importation, offering for sale or sale of Genesis products, or products incorporating a Genesis product, by Genesis’s suppliers, manufacturers, licensees, distributors, resellers or customers.

The Agreement also provides for a mutual covenant not to sue the other party for a period of three years.

Silicon Image’s license grant and covenant not to sue, as set forth in the Agreement, are assignable on a change of control of Genesis to an acquiror of Genesis, with respect to Genesis products that have been commercially produced and sold prior to the change of control date. Silicon Image’s covenant not to sue shall continue only for the remainder of the term of the covenant and only with respect to patents owned by Silicon Image existing at the time of the change of control.

Genesis’s covenant not to sue is assignable on a change of control of Silicon Image to an acquiror of Silicon Image, with respect to Silicon Image products that have been commercially produced and sold prior to the change of control date, and shall continue only for the remainder of the term of the covenant and only with respect to patents owned by Genesis existing at the time of the change of control.

The Agreement also contains audit rights, governing law and jurisdiction, and other customary terms.

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

In October 2006, Genesis and MStar entered into an agreement to settle the litigation and to provide a license to MStar to certain Genesis patents in exchange for undisclosed running royalties. Royalties received in the quarter ending December 31, 2006 have been recorded as royalty revenue. This license allows MStar to ship the infringing products into the United States. Following the settlement, Genesis and MStar jointly filed a motion to terminate the ITC proceedings which was granted on December 6, 2006.

Securities Class Action Litigation

In November 2002, a punitive securities class action captioned Kuehbeck v. Genesis Microchip et al., Civil Action No. 02-CV-05344, was filed against Genesis, former Chief Executive Officer Amnon Fisher, and former Interim Chief Executive Officer Eric Erdman, and amended in July 2003 to include Executive Vice President Anders Frisk (collectively the “Individual Defendants”) in the United States District Court for the Northern District of California. The complaint alleges violations of Section 10(b) of the Securities and Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder against Genesis and the Individual Defendants, and violations of Section 20(a) of the Exchange Act against the Individual Defendants. The complaint sought unspecified damages on behalf of a purported class of purchasers of Genesis’s common stock between April 29, 2002 and June 14, 2002. In July 2005, the court granted Genesis’s motion to dismiss the case, with prejudice. The plaintiffs filed an appeal to the Ninth Circuit Court of Appeals. The parties signed an agreement to settle the case in March 2006. In August 2006, the court issued an order preliminarily approving the settlement. On December 8, 2006, the court issued a final judgment approving the settlement and dismissing the case with prejudice. There were no accounting implications in the quarter ending December 31, 2006.

13. Recent Accounting Pronouncement

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

Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (“SFAS 157”) was issued in September 2006. SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 also expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 does not expand the use of fair value measurements in any new circumstances. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. SFAS 157 is effective for the Company for fair value measurements and disclosures made by the Company in its fiscal year beginning on April 1, 2008. The Company is currently reviewing the impact of this statement.

In September 2006, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB 108 does not change the staff’s previous guidance in SAB 99 on evaluating the materiality of misstatements. When the effect of initial adoption is determined to be material, SAB 108 allows registrants to record that effect as a cumulative-effect adjustment to beginning-of-year retained earnings under U.S. GAAP. SAB 108 is effective for the Company’s annual financial statements for the current fiscal year ending March 31, 2007. The Company is currently reviewing the impact of this pronouncement.

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

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a general discussion of our target markets, the nature of our products, and some of the business issues we are facing as a company. Next, we address the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then discuss our Results of Operations for the three and nine month periods ended December 31, 2006 and December 31, 2005 as viewed through the eyes of our management. Lastly, we provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments. This MD&A should be read in conjunction with the other sections of this Quarterly Report on Form 10-Q.

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

Our primary target end-markets are LCD computer monitors and flat panel televisions. We also design products that serve both applications, so-called multi-function monitors, and it is difficult to distinguish between a monitor with television capability and a television with a PC input. Both of these display devices could use the same Genesis chip. Similarly, we supply certain customers with chips originally designed for an LCD computer monitor that the customer may use in flat panel televisions. We assist customers in developing their designs. Typically, a TV design will take substantially more time and support from our software application and field application engineers than a monitor design, increasing our costs during a customer’s pre-production period.

The growth in our target markets is limited by the industry’s capacity to supply LCD panels or other digital displays. Furthermore, the availability of LCD panels from time to time has been constrained, causing unexpected increases in the cost of LCD panels to our customers, thus resulting in customers rapidly changing their demand expectations for our products. Our products usually represent less than two percent of the average retail cost of a standard flat panel TV today, while the cost of the LCD panel within a LCD computer monitor or flat panel TV represents the majority of the cost of the finished product. The increase in production volumes of larger size LCD panels in new fabrication facilities coming on line over the next few years is expected to result in lower-cost panels and hence lower average selling prices of the end product. We believe retail prices for televisions will continue to decline and we expect this trend to lead to an increase in demand for display controllers.

The LCD computer monitor and flat panel TV industries are very competitive and growth industries like ours tend to attract new entrants. The average selling prices of monitor display controllers, in spite of increased functionality have declined by more than 40% over the past two fiscal years. Our strategy is to lead the market by integrating new features and functions and by providing the highest image quality at a cost-effective price. Our goal is to deliver the desired feature-rich image quality through relationships with customers, patented technologies, effective chip design, software capabilities, and customer support. We also strive to generate profitability by reducing product cost through efficient chip design and driving costs down throughout our supply chain.

Sales to distributors comprised approximately 26% of revenue for the three months and 22% for the nine months ended December 31, 2006. We are also using distributor relationships to enable us to increase our market penetration of smaller customers with minimal incremental direct customer support.

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

Manufacturing and Supply

We generally need to place purchase orders for products before we receive purchase orders from our customers. This is because production lead times for silicon wafers and substrates, from which our products are manufactured, can be as long as three to four months, while many of our customers place orders only one month or less in advance of their requested delivery date. We have agreements with suppliers in Asia such that we are dependent on the suppliers’ manufacturing yields. We continue to review and, where feasible, establish alternative sources of supply to reduce our reliance on individual key suppliers and reduce lead times, though dual sourcing for specific products sometimes is more costly due to initial set-up costs and lower initial yields as each new manufacturing supplier ramps up production. While we have frequent communication with significant customers to review their requirements, we are restricted in our ability to react to fluctuations in demand for our products, which exposes us to the risk of having either too much or not enough of a particular product. We regularly evaluate the carrying value of inventory held. For the quarter ended December 31, 2006, we recorded net reserves totaling $1,333,000 for inventory which we did not foresee sufficient demand to support the carrying value or where the market price was less than our actual cost.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. As described below, significant estimates are used in determining the allowance for doubtful accounts, inventory obsolescence provision, deferred tax asset valuation, potential settlements and costs associated with patent litigation, royalty obligations to third parties and the useful lives of intangible assets. We evaluate our estimates on an on-going basis, including those related to product returns, bad debts, inventories, investments, intangible assets, income taxes, warranty and royalty obligations, litigation and other contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We did not record any goodwill impairment charges in fiscal 2006, 2005, or 2004. As a result of an impairment review that was performed in December 2006, the Company recorded a goodwill impairment charge of $97.6 million in the quarter ended December 31, 2006. Goodwill balances may also be affected by changes in other estimates, for example, related to the ability to utilize acquired tax benefits, made at the time of acquisitions.

•
We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. The Company has, and expects to continue to provide a full valuation allowance on future tax benefits until, it can demonstrate a sustained level of profitability that establishes its ability to utilize the assets in the jurisdictions that the assets relate.

•
From time to time, we incur costs related to potential merger and acquisition activities. When we assess that we will be the acquirer for accounting purposes in such transactions and we expect to complete the transaction, direct costs associated with the acquisition are deferred and form part of the final purchase price. In the event these assessments change, any such deferred costs would be expensed. Costs associated with other merger activities are expensed as incurred.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2006

REVENUE AND GROSS PROFIT

The following table shows unaudited statement of operations data for the three months ended December 31, 2006 and December 31, 2005 (in thousands):

	Three months ended December 31
	2006	2005
Total revenue	$51,117	$73,965
Gross profit	20,856	34,203
Gross profit percentage	40.8%	46.2%
Revenue by geography:
United States	$124	$393
China	20,126	31,964
Europe	6,210	10,104
Japan	6,591	7,537
South Korea	8,509	13,722
Taiwan	5,904	8,059
Rest of world	3,653	2,186

Total revenue	$51,117	$73,965

Total Revenues

Revenues for the three months ended December 31, 2006 decreased by 31% to $51.1 million from $74.0 million for the three months ended December 31, 2005 due to lower unit shipments and average selling price declines. Unit shipments decreased by 18% to 14.0 million units for the quarter ended December 31, 2006 compared to 16.7 million units for the same period last year. In addition, the average selling prices (“ASPs”) decreased by 15% when compared to the same period last year. We expect overall ASP declines to continue for the foreseeable future.

Our products are designed for multiple applications. Therefore, we must estimate whether the chips we have sold are used in LCD monitors or flat-panel televisions. Estimated revenue from monitor controllers and licensing decreased to $22.8 million for the quarter ended December 31, 2006 from $29.6 million for the same period last year, due to lower unit shipments and ASP declines of 22%. Our estimate of quarterly unit shipments into digital televisions and other related video devices decreased by 29% compared to the same period last year, estimated revenue from this market decreased by 36% to $28.3 million. During the third quarter of fiscal 2007, we estimate that approximately 55% of total revenue was from TV and video products, compared with 60% for the same period last year. We expect a decline in revenue in the fourth quarter of our fiscal 2007, due to the seasonal nature of our TV business and a decline in  projected revenue from certain customers.

We continue to ship the majority of our product to customers located in Asia, and we expect most of our revenue to come from this region in the future, especially China.

Gross Profit

Gross profit for the three months ended December 31, 2006 was $20.9 million compared to $34.2 million for the three months ended December 31, 2005. Gross profit represented 40.8% of revenues for the three months ended December 31, 2006, compared with 46.2% for the same period last year. The decrease in the gross profit percentage is primarily due to a lower percentage of the higher margin TV business, increased pricing pressures on our products and an increase in inventory reserves during the three months ended December 31, 2006, partially offset by royalty revenue received during the current quarter. We expect a decline in gross profit percentage during the fourth quarter of fiscal 2007, due to a decline in higher margin TV business, the impact of the fixed component of cost of sales at lower levels of revenue and a reduction in royalty revenue.

OPERATING EXPENSES

Research and Development

	Three Months Ended
	December 31, 2006		December 31, 2005
	$000	% of Revenue	$000	% of Revenue
Research and development	15,621	30.6%	12,541	17.0%

Research and development expenses include costs associated with research and development personnel, application engineers, development tools, hardware and software licenses, prototyping and the amortization of acquired intangibles.

Research and development expenses for the three months ended December 31, 2006 were $15.6 million, compared with $12.5 million in the three months ended December 31, 2005. This 25% increase is a reflection of the continued investment in the research and development of technologies addressing the television and video markets, especially the digital TV market and other related technologies, such as timing controllers and Display Port, a new digital interconnect standard. In addition, the mix of spending has changed, as we devote increasing resources to improving performance and integration of the more complex multimedia and video applications, especially digital TV technologies, while the focus within the monitor applications has moved more towards technologies supporting multi-function monitors. Genesis’s move towards lower geometry processes, including 0.13 micron and lower, for its highly integrated SOC digital TV chips has also increased research and development spending.

The increase in research and development expenses is also due to an increase in stock-based compensation charges, and increased headcount and an increase in the amortization of acquired intangibles. Research and development expenses for the quarters ended December 31, 2006 and December 31, 2005 include stock based compensation charges of $2.0 million and $0.1 million, respectively, and amortization of acquired intangibles of $1.0 million and $0.7 million, respectively.

Selling, General and Administrative

	Three Months Ended
	December 31, 2006		December 31, 2005
	$000	% of Revenue	$000	% of Revenue
Selling, general and administrative	19,786	38.7%	12,195	16.5%

Selling, general and administrative expenses consist of personnel and related overhead costs for selling, including field application engineers, product marketing, marketing communications, customer support, finance, human resources, legal costs (including settlement fees), IT, public company costs related, but not limited to, our compliance with the Sarbanes Oxley Act of 2002, general management functions and commissions paid to sales representatives.

Selling, general and administrative expenses for the three months ended December 31, 2006, were $19.8 million, compared with $12.2 million in the three months ended December 31, 2005. The increase in selling, general and administrative expenses is mostly due to an increase in stock-based compensation of $2.0 million and a legal settlement of $4.5 million that was recorded in the third quarter of fiscal 2007. Selling, general and administrative expenses for the quarters ended December 31, 2006 and December 31, 2005 include stock-based compensation charges of $2.3 million and $0.3 million, respectively.

Impairment of goodwill and intangibles

	Three Months Ended
	December 31, 2006	December 31, 2005
	$000	$000
Impairment of goodwill and intangibles	101,001	—

We are required to evaluate goodwill annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Due to a sustained reduction in our market capitalization plus the decline in current and projected revenue from certain customers, we determined a triggering event occurred in the quarter ending December 31, 2006 requiring management to assess the recoverability of goodwill. Impairment is tested at the reporting unit level by comparing the reporting unit’s carrying amount to its fair value. Where the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for the amount by which the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill.

We have determined that the Company has one reporting unit for purposes of goodwill impairment review under SFAS 142. Upon performing the impairment test, it was found that the carrying value of goodwill exceeded its implied fair value of $84.4 million and therefore an impairment charge of $97.6 million was recorded in the current quarter. We engaged an independent valuation professional to assist with our measurement of fair value as part of the goodwill and intangible asset impairment tests. The fair value of the reporting unit was estimated using a combination of the market approach and a discounted cash flows approach.

Due to a decline in projected revenue, for products which incorporate technology acquired from VM Labs in fiscal 2002, we determined a triggering event occurred in the quarter ending December 31, 2006. Management assessed the recoverability of this asset by comparing its carrying amount with its estimated fair value using a discounted cash flow approach. An impairment was identified for which we recorded a non-cash impairment charge of $3.4 million prior to performing the goodwill impairment analysis.

NON OPERATING INCOME AND EXPENSES

Interest and Other Income

	Three Months Ended
	December 31, 2006	December 31, 2005
	$000	$000
Interest and other income	2,324	1,519

Interest income includes interest earned on cash, cash equivalents and short-term investments.

Interest income earned for the three months ended December 31, 2006 was $2.3 million compared with $1.5 million for the three months ended December 31, 2005. The increase is due to the combined effects of higher average cash, cash equivalents and short-term investments and higher average interest rates during the third quarter of fiscal 2007 compared to the same period last year.

Provision for Income Taxes

	Three Months Ended
	December 31, 2006	December 31, 2005
	$000	$000
Income tax expense	17,209	3,621

We recorded a net income tax expense of $17.2 million for the three months ended December 31, 2006 compared to an expense of $3.6 million for the three months ended December 31, 2005.

Our accounting effective tax rate typically differs from the expected statutory rates due to several permanent differences including, but not limited to, research and experimental development tax credits, stock-based compensation expense for which no tax benefits can be recognized, foreign exchange fluctuations on the U.S. dollar working capital balances of foreign subsidiaries, and differences in tax rates in foreign jurisdictions. Any net tax benefit of these items is partially offset by changes in the valuation allowance against net operating loss carry forwards. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of our deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible in the appropriate jurisdiction. Management considers projected future taxable income, uncertainties related to the industry in which Genesis operates and tax planning strategies in making this assessment.  Historically, we have recorded the majority of our valuation allowance against the tax attributes in the United States.   FASB Statement No. 109, Accounting for Income Taxes, states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as losses in the jurisdictions to which the deferred tax asset relate.  As a result of the review undertaken in the third quarter of fiscal 2007, we concluded that it was appropriate to establish a full valuation allowance in the financial statements against the tax attributes in Canada and recorded an additional valuation allowance of $16.8 million.  In addition, we expect to provide a full valuation allowance on future tax benefits until we can demonstrate a sustained level of profitability that establishes our ability to utilize the assets in the jurisdictions to which the assets relate. Furthermore, in the near term we expect approximately $1 million of income tax expense per quarter, while we expect to incur operating losses.

NINE MONTHS ENDED DECEMBER 31, 2006

REVENUE AND GROSS PROFIT

The following table shows unaudited statement of operations data for the nine months ended December 31, 2006 and December 31, 2005 (in thousands):

	Nine Months Ended
	December 31
	2006	2005
Total revenue	$176,025	$208,644
Gross profit	74,299	91,289
Gross profit percentage	42.2%	43.8%

Revenue by geography:
United States	$965	$3,103
China	71,908	91,183
Europe	21,001	23,232
Japan	18,423	22,016
South Korea	40,069	39,273
Taiwan	17,747	21,159
Rest of world	5,912	8,678
Total revenue	$176,025	$208,644

Total Revenues

Revenues for the nine months ended December 31, 2006 decreased by 16% to $176.0 million from $208.6 million for the nine months ended December 31, 2005. Unit shipments remained relatively flat at 46.6 million units for the nine months ended December 31, 2006 compared to 46.7 million units for the same period last year. The revenue decrease is attributed to the declining ASPs of 15%.

Our products are designed for multiple applications. Therefore, we must estimate whether the chips we have sold are used in LCD monitors or flat-panel televisions. We estimate that units shipped into the LCD monitor market as well as shipments into the TV/video market remained flat on a year over year basis. On a product basis, ASPs declined 22% in the monitor market and 9% in the TV/video market. We estimate that unit shipments of flat-panel TV controller products increased by 3%.

We estimate that approximately 60% of total revenue was from consumer TV/video related products for the nine months ended December 31, 2006, compared with 56% for the nine months ended December 31, 2005. We expect a decline in revenue in the fourth quarter of fiscal 2007, due to the seasonal nature of our TV business and a decline in projected revenue from certain customers.

Gross Profit

Gross profit for the nine months ended December 31, 2006 decreased to $74.3 million from $91.3 million for the nine months ended December 31, 2005. Gross profit represented 42.2% of revenues for the nine months ended December 31, 2006, compared with 43.8% for the nine months ended December 31, 2005. The decrease in the gross margin percentage is mainly due to pricing pressures on our products, increased inventory provision recorded in the nine months ending December 31, 2006, partially offset by royalty revenue recorded in the nine months ended December 31, 2006. We expect a decline in gross profit percentage during the fourth quarter of fiscal 2007, due to a decline in higher margin TV business, the impact of the fixed component of cost of sales at lower levels of revenue and a reduction in royalty revenue.

OPERATING EXPENSES

Research and Development

	Nine Months Ended
	December 31, 2006		December 31, 2005
	$000	% of Revenue	$000	% of Revenue
Research and development	47,939	27.2%	35,045	16.8%

Research and development expenses for the nine months ended December 31, 2006 were $47.9 million, compared with $35.0 million in the nine months ended December 31, 2005. This 37% increase was primarily due to an increase in stock-based compensation charges, higher labor-related costs due to increased headcount and increased IP consulting costs, partially offset by a decrease in the amortization of acquired intangibles. Research and development expenses for the nine months ended December 31, 2006 and December 31, 2005 include stock based compensation charges of $6.3 million and $0.2 million, respectively, and amortization of acquired intangibles of $2.0 million and $2.2 million, respectively.

Research and development expenses represented 27.2% of revenues in the nine months ended December 31, 2006, and 16.8% in the nine months ended December 31, 2005.

Selling, General and Administrative

	Nine Months Ended
	December 31, 2006		December 31, 2005
	$000	% of Revenue	$000	% of Revenue
Selling, general and administrative	49,922	28.4%	35,040	16.8%

Selling, general and administrative expenses for the nine months ended December 31, 2006 were $49.9 million, compared with $35.0 million in the nine months ended December 31, 2005. This higher expense was primarily due to an increase in stock-based compensation costs of $7.2 million, and increased labor and legal costs including legal settlement costs, partially offset by a recovery on the allowance for doubtful accounts of $0.4 million. Selling, general and administration expenses for the nine months ended December 31, 2006 and December 31, 2005 include stock-based compensation charges of $7.6 million and $0.4 million, respectively.

Selling, general and administrative expenses represented 28.4% of revenues in the nine months ended December 31, 2006 and 16.8% in the nine months ended December 31, 2005.

Impairment of goodwill and intangibles

	Nine Months Ended
	December 31, 2006	December 31, 2005
	$000	$000
Impairment of goodwill and intangibles	101,001	—

We are required to evaluate goodwill annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Due to a sustained reduction in our market capitalization plus the decline in current and projected revenue from certain customers, we determined a triggering event occurred in the quarter ending December 31, 2006 requiring management to assess the recoverability of goodwill. Impairment is tested at the reporting unit level by comparing the reporting unit’s carrying amount to its fair value. Where the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for the amount by which the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill.

We have determined that the Company has one reporting unit for purposes of goodwill impairment review under SFAS 142. Upon performing the impairment test, it was found that the carrying value of goodwill exceeded its implied fair value of $84.4 million and therefore an impairment charge of $97.6 million was recorded in the current quarter. We engaged an independent valuation professional to assist with our measurement of fair value as part of the goodwill and intangible asset impairment tests. The fair value of the reporting unit was estimated using a combination of the market approach and a discounted cash flows approach.

Due to a decline in projected revenue, for products which incorporate technology acquired from VM Labs in fiscal 2002, we determined a triggering event occurred in the quarter ending December 31, 2006. Management assessed the recoverability of this asset by comparing its carrying amount with its estimated fair value using a discounted cash flow approach. An impairment was identified for which we recorded a non-cash impairment charge of $3.4 million prior to performing the goodwill impairment analysis.

NON OPERATING INCOME AND EXPENSES

Interest and Other Income

	Nine Months Ended
	December 31, 2006	December 31, 2005
	$000	$000
Interest income	6,700	3,496
Other income	3,217	—

Interest and other income	9,917	3,496

Interest income includes interest earned on cash, cash equivalents and short-term investments.

Interest income earned for the nine months ended December 31, 2006 was $6.7 million compared with $3.5 million for the nine months ended December 31, 2005. The increase is due to the combined effects of higher average cash, cash equivalents and short-term investments and higher average interest rates during the nine months ended December 31, 2006 compared to the same period last year.

Other income includes a gain of $3.2 million on the disposal of our entire investment in the shares of Techwell, Inc. in conjunction with their initial public offering.

Provision for Income Taxes

	Nine Months Ended
	December 31, 2006	December 31, 2005
	$000	$000
Income tax expense	14,243	5,993

We recorded a net income tax expense of $14.2 million for the nine months ended December 31, 2006 compared to an expense of $6.0 million for the nine months ended December 31, 2005.

Our accounting effective tax rate typically differs from the expected statutory rates due to several permanent differences including, but not limited to, research and experimental development tax credits, stock-based compensation expense for which no tax benefits can be recognized, foreign exchange fluctuations on the U.S. dollar working capital balances of foreign subsidiaries, and differences in tax rates in foreign jurisdictions. Any net tax benefit of these items is partially offset by changes in the valuation allowance against net operating loss carry forwards. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible in the appropriate jurisdiction. Management considers projected future taxable income, uncertainties related to the industry in which Genesis operates and tax planning strategies in making this assessment.  Historically, we have recorded the majority of our valuation allowance against the tax attributes in the United States.   FASB Statement No. 109, Accounting for Income Taxes, states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as losses in the jurisdictions to which the deferred tax asset relate.  As a result of the review undertaken in the third quarter of fiscal 2007, we concluded that it was appropriate to establish a full valuation allowance in the financial statements against the tax attributes in Canada and recorded an additional valuation allowance of $16.8 million.  In addition, we expect to provide a full valuation allowance on future tax benefits until we can demonstrate a sustained level of profitability that establishes our ability to utilize the assets in the jurisdictions to which the assets relate. Furthermore, in the near term we expect approximately $1 million of income tax expense per quarter, while we expect to incur operating losses.

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

	December 31, 2006	March 31, 2006
	($ are in thousands)
Cash and cash equivalents	$139,798	$154,630
Short-term investments	53,879	30,749

Total cash, cash equivalents and short-term investments	$193,677	$185,379

Working capital	$210,844	$204,518
Current ratio	6.8	6.1
Receivables days outstanding	51	54
Inventory turnover days	54	45

At December 31, 2006, cash equivalents and short-term investments totaled $193.7 million compared with $185.4 million at March 31, 2006. Our current ratio at December 31, 2006 was 6.8 compared to 6.1 at March 31, 2006. Net cash generated from operating activities was $7.0 million for the nine months ended December 31, 2006 compared with cash generated from operations of $29.5 million for the nine months ended December 31, 2005.

Working capital generation of cash related primarily to the decrease in accounts receivable and the increase in income taxes payable, partially offset by a decrease in accounts payable. Accounts receivable decreased by $7.6 million from March 31, 2006 to December 31, 2006, primarily due to a decrease in revenues in the quarter. Days sales outstanding (“DSO”) decreased at December 31, 2006 to 51 days, compared to March 31, 2006. Our credit policy is to offer credit to customers only after examination of their creditworthiness. Our payment terms range from cash in advance of shipment, to payment ninety days after shipment. For the nine months ended December 31, 2006, our three largest customers accounted for 36% of revenue, compared with 35% for the nine months ended December 31, 2005. Additionally, these top three customers accounted for 34% of accounts receivable at December 31, 2006 and 46% at March 31, 2006. Inventory levels increased by 5% from March 31, 2006 to $18.0 million from $17.2 million. Average days of inventory on hand at December 31, 2006 increased to 54 days, compared to 45 days at March 31, 2006. The average inventory levels and inventory turns is impacted by a number of dynamic activities including the accuracy of customer forecasts, expected panel supplies, and pricing considerations. These activities are not necessarily an indication of what inventory turns might be in the future.

Net cash used in investing activities was $27.4 million during the nine months ended December 31, 2006, compared with a use of cash of $71.3 million during the nine months ended December 31, 2005. The decrease in cash used was primarily due to an increase in net proceeds received on the maturity of short-term investments and the sale of an investment during the nine months ended December 31, 2006.

Net cash provided by financing activities was $5.6 million for the nine months ended December 31, 2006, and $25.3 million for the nine months ended December 31, 2005. These represent funds received for the purchase of shares under the terms of our stock option and employee stock purchase plans.

Contractual Obligations

As of December 31, 2006, our principal commitments consisted of obligations outstanding under operating leases. These commitments include a lease for our existing corporate headquarters in Alviso, California, which expires in March 2007, and the lease for our new corporate headquarters in Santa Clara, California, which we signed in September 2006. This new lease commences on January 1, 2007, expires in January 2012, and is non-cancelable. The aggregate minimum annual payments required under our lease obligations, excluding sub-lease income, by fiscal year are as follows (in thousands):

	PAYMENTS DUE BY FISCAL YEAR
	TOTAL	2007	2008	2009	2010	2011	Thereafter

Operating Leases	$14,076	$1,750	$3,908	$3,769	$2,003	$1,704	$942

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

We carry out a significant portion of our operations outside of the United States, primarily in Canada and in India and to a lesser extent China, Japan, South Korea, Singapore and Taiwan. Although virtually all of our revenues and costs of revenues are denominated in U.S. dollars, portions of our operating revenue and expenses are denominated in foreign currencies. Accordingly, our operating results are affected by changes in the exchange rate between the U.S. dollar and those currencies. Any future strengthening of those currencies against the U.S. dollar could negatively impact our operating results by increasing our operating expenses as measured in U.S. dollars. We do not currently engage in any hedging or other transactions intended to manage the risks relating to foreign currency exchange rate fluctuations, other than natural hedges that occur as a result of holding both assets and liabilities denominated in foreign currencies. We may, in the future, undertake hedging or other such transactions, if we determine it is necessary to offset exchange rate risks. Based on our overall currency rate exposure at December 31, 2006 and March 31, 2006, a near-term 10% appreciation or depreciation in the U.S. dollar relative to a pool of our foreign currencies would not have a material effect on our operating expenses or financial condition.

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

On December 21, 2006, Genesis entered into a Settlement and License Agreement with Silicon Image (the “Agreement”), granting Genesis a license to certain Silicon Image patents and settling the dispute over the interpretation of the MOU. The Agreement supersedes the MOU.

Pursuant to the Agreement, Genesis receives a worldwide, nonexclusive license to all Silicon Image patents with a priority date on or before September 1, 2006. In exchange for the license, Genesis agreed to pay Silicon Image a lump sum payment of $4.5 million, plus accrued and running royalties on all Genesis receiver and transmitter products compliant with the DVI 1.0 or HDMI 1.0 standards, and any minor updates to the HDMI 1.0 standard such as HDMI 1.3. The amounts of the royalties are confidential. The term of the Agreement is through September 17, 2014, unless earlier terminated pursuant to the Agreement.

By signing the Agreement, the parties also agreed to a mutual release of claims against each other for causes of action and liability arising prior to the effective date of the Agreement relating to the MOU, the patent litigation settled by the MOU and subsequent litigation over the interpretation of the MOU, all claims and counterclaims in such litigations, and claims of infringement of any Silicon Image licensed patent by the manufacture, use, offer for sale, sale or importation of a royalty-bearing product. However, the foregoing release does not affect Genesis’s right to challenge claims, counterclaims or defenses with respect to the patents Silicon Image asserted in the prior litigation, including noninfringement, invalidity or unenforceability, provided that any such challenge by Genesis shall only be in response to an assertion or reasonable apprehension of assertion of such patents against Genesis or the use, manufacture, importation, offering for sale or sale of Genesis products, or products incorporating a Genesis product, by Genesis’s suppliers, manufacturers, licensees, distributors, resellers or customers.

The Agreement also provides for a mutual covenant not to sue the other party for a period of three years.

Silicon Image’s license grant and covenant not to sue, as set forth in the Agreement, are assignable on a change of control of Genesis to an acquiror of Genesis, with respect to Genesis products that have been commercially produced and sold prior to the change of control date. Silicon Image’s covenant not to sue shall continue only for the remainder of the term of the covenant and only with respect to patents owned by Silicon Image existing at the time of the change of control.

Genesis’s covenant not to sue is assignable on a change of control of Silicon Image to an acquiror of Silicon Image, with respect to Silicon Image products that have been commercially produced and sold prior to the change of control date, and shall continue only for the remainder of the term of the covenant and only with respect to patents owned by Genesis existing at the time of the change of control.

The Agreement also contains audit rights, governing law and jurisdiction, and other customary terms.

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

In October 2006, Genesis and MStar entered into an agreement to settle the litigation and to provide a license to MStar to certain Genesis patents in exchange for undisclosed running royalties. This license allows MStar to ship the infringing products into the United States. Following the settlement, Genesis and MStar jointly filed a motion to terminate the ITC proceedings, which was granted on December 6, 2006.

Securities Class Action Litigation

In November 2002, a punitive securities class action captioned Kuehbeck v. Genesis Microchip et al., Civil Action No. 02-CV-05344, was filed against Genesis, former Chief Executive Officer Amnon Fisher, and former Interim Chief Executive Officer Eric Erdman, and amended in July 2003 to include Executive Vice President Anders Frisk (collectively the “Individual Defendants”) in the United States District Court for the Northern District of California. The complaint alleges violations of Section 10(b) of the Securities and Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder against Genesis and the Individual Defendants, and violations of Section 20(a) of the Exchange Act against the Individual Defendants. The complaint sought unspecified damages on behalf of a purported class of purchasers of Genesis’s common stock between April 29, 2002 and June 14, 2002. In July 2005, the court granted Genesis’s motion to dismiss the case, with prejudice. The plaintiffs filed an appeal to the Ninth Circuit Court of Appeals. The parties signed an agreement to settle the case in March 2006. In August 2006, the court issued an order preliminarily approving the settlement. On December 8, 2006, the court issued a final judgment approving the settlement and dismissing the case with prejudice.

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

Our historical revenues and operating results have varied significantly from quarter to quarter. Moreover, our actual or projected operating results for some quarters may not meet the expectations of stock market analysts and investors, which may cause our stock price to decline. In addition to the factors discussed elsewhere in this “Risk Factors” section, a number of factors may cause our revenue to fall short of our expectations or cause fluctuations in our operating results, including:

•	Our ability to gain and maintain “design wins” with our customers and ramp new designs into production volumes;

•	Customer inventory levels and market share;

•	Growth rate of the flat-panel TV and LCD monitor markets;

•	Seasonal consumer demand for flat-panel TV, high definition TV (“HDTV”) and LCD monitors into which our products are incorporated;

•	Changes in the mix of products we sell, especially between our higher-priced TV/video products and our lower-priced monitor products;

•	Increased competition and competitive pricing pressures;

•	Availability and pricing of panels and other components for flat-panel TVs and LCD monitors;

•	Wafer costs and other product fabrication costs;

•	Foreign exchange rate fluctuations, research and development tax credits and other factors that impact tax rates; and

•	Changes in product costs or manufacturing yields or available production capacity at our fabrication facilities.

As a result of the fluctuation in our revenues and operating results, our stock price can be volatile, especially if our actual financial performance in a quarter deviates from the financial targets we set at the beginning of that quarter, or from market expectations.

A loss or a decline in sales to any of our major customers could have a significant impact on our business.

The markets for our products are highly concentrated. Our revenues are derived from a limited number of customers. Revenues from our largest five customers accounted for 42% of our revenues, and for our largest customer 10%, for the quarter ended December 31, 2006. We expect that a small number of customers will continue to account for a large amount of our revenues. The decision by any large customer to decrease or cease using our products would harm our business. For example, we recently lost significant TV designs at one of our largest customers. This loss is expected to negatively impact our revenue until we are able to regain designs with that customer or other customers.

In addition, several of our customers sell to a limited number of original equipment manufacturers (OEMs). The decision by any large OEM to decrease or cease using our customer’s products could, in turn, cause our customer to decrease or cease buying from us. Most of our sales are made on the basis of purchase orders rather than long-term agreements so that any customer could cease purchasing products at any time without penalty.

We operate in intensely competitive industries, and our failure to respond quickly to technological developments and incorporate new features into our products could have an adverse effect on our ability to compete.

The markets in which we operate are intensely competitive and are characterized by technological change, changes in customer requirements, frequent new product introductions and improvements, evolving industry standards and rapidly declining average selling prices. If we are unable to respond quickly and successfully to these developments, our competitive position will be harmed, and our products or technologies may become uncompetitive or obsolete.

To compete successfully, we must develop new products and improve our existing products at the same pace or ahead of our competitors. We may not be able to successfully develop and market these new products, the products we invest in and develop may not be well received by customers, and products developed and new technologies offered by competitors may affect the demand for our products. These types of events have had, and could continue to have, a variety of negative effects on our competitive position and our financial results, such as reducing our revenue, increasing our costs, lowering our gross margin percentage, and requiring us to recognize and record impairments of our assets.

We compete with both large and small companies, including AMD (ATI Technologies), Broadcom Corp., Intel Corp., LSI Logic Corp., Micronas Semiconductor Holding AG, Mediatek Corp., MStar Semiconductor, Inc., National Semiconductor, Novatek Microelectronics, NXP, Pixelworks, Inc., Realtek Semiconductor Corp., Renesas Technology, Silicon Image, Inc., ST Microelectronics, Inc., Techwell, Inc., Trident Microsystems, Inc., Vastview and Zoran Corporation. In addition, many of our current and potential customers have their own internally developed integrated circuit solutions, and may choose not to purchase solutions from third party merchant suppliers like Genesis. We may also face competition from start-up companies.

Some competitors, who may include our own customers, also include companies with greater financial and other resources than we have. Our overseas competitors have reduced cost structures that enable them to compete aggressively on price. Increased competition could harm our business, by, for example, increasing pressure on our profit margins or causing us to lose customers. Also, we have received a license from Silicon Image, Inc. for certain of their DVI and HDMI patents, and must pay Silicon Image royalties on all of our DVI and HDMI products. This agreement could hinder our ability to compete with unlicensed competitors that are not required to pay royalties on competing products.

We have had significant senior management and key employee turnover, and may not be able to attract, retain and motivate the personnel we need to succeed.

In order to compete, we must attract, retain and motivate executives and other key employees, including those in managerial, technical, sales and marketing positions. We have recently experienced significant turnover in our senior management team and several key employees have left the Company. For example, the position of Senior Vice President, Product Marketing is currently unfilled, and we have lost other key technical personnel. We cannot assure you that we will be able to attract and retain the senior management or other key employees we need. Competition for experienced employees in the semiconductor industry can be intense. If we cannot attract and retain the employees we need, our business could be harmed, particularly if the departure of any key employee results in a business interruption or if we are not successful in preserving material knowledge of our departing employees.

We do not have long-term commitments from our customers, so it is difficult for us to forecast our revenues.

Our sales are made on the basis of purchase orders rather than long-term purchase commitments. In addition, our customers may cancel or defer purchase orders. We provide revenue guidance and manufacture our products according to our estimates of customer demand and we have limited visibility of such demand beyond one quarter. This process requires us to make multiple demand forecast assumptions, each of which may introduce error into our estimates. If we overestimate customer demand, we may miss our revenue guidance, which could cause our stock price to drop. In addition, depending on the timing of the overestimation, including when the overestimation is corrected, could cause us to manufacture products that we may not be able to sell. As a result, we could have excess inventory, which could increase our losses. Conversely, if we underestimate customer demand or if sufficient manufacturing capacity were unavailable, we could forego revenue opportunities, lose market share and damage our customer relationships.

Our success will depend on the growth of the market for flat panel televisions and LCD monitors, and our customers’ share of those markets.

Our ability to generate revenues depends on the growth of the market for flat-panel televisions, digital televisions, LCD computer monitors, and digital televisions. Since we do not sell to every manufacturer in those markets, our revenues also depend on how well our customers perform in those markets. To the extent that our customers’ share of the flat panel television, LCD monitor or digital television markets declines or does not grow, the sales of our products will be negatively impacted. In addition, our growth will also depend upon emerging markets for consumer electronics markets such as HDTV. The potential size of these markets and the timing of their development are uncertain and will depend in particular upon:

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

We must develop new products and enhance our existing products with improved technologies to meet rapidly evolving customer requirements and industry standards. In addition, we are developing products for digital television and for the new DisplayPort interface, which are new applications for our display technology. We cannot assure you that we will be able to transition our current technology to meet the demands of the digital television market, or that a market for DisplayPort products will develop at all.

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

Average selling prices for our products have declined, in many cases significantly. When average selling prices decline, our revenues decline unless we are able to sell more units, and our gross margin dollars decline unless we are able to reduce our manufacturing and/or other supply chain costs by a commensurate amount. We therefore need to sell our current products in greater volumes to offset the decline in their ASPs, and introduce new products that have improved gross margins.

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

We do not have our own fabrication facilities, assembly or testing operations. Instead, we rely on others to fabricate, assemble and test all of our products. Most of our products use silicon wafers manufactured by Taiwan Semiconductor Manufacturing Corporation. If we were required to obtain silicon wafers from other manufacturers, we could experience a material increase in the price we must pay for silicon wafers. There are many risks associated with our dependence upon outside manufacturing, including:

•	Lack of adequate capacity during periods of excess demand;

•	Increased manufacturing cost or the unavailability of product in the event that manufacturing capacity becomes constrained;

•	Reduced control over manufacturing and delivery schedules of products;

•	Reduced control over quality assurance and reliability;

•	Difficulty of managing manufacturing costs and quantities;

•	Potential misappropriation of intellectual property; and

•	Political or environmental risks (including earthquake and other natural disasters) in Taiwan, where the manufacturing facilities are located.

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

We defended and settled claims brought against us by Silicon Image, Inc., alleging that certain of our products that contain digital receivers infringe various Silicon Image patent claims. In addition, IP Innovation LLC has sued Dell Computer Corporation, LG Electronics and other companies that incorporate our products into their displays, alleging patent infringement by certain consumer and professional electronics products, including some that contain our display controller products. This lawsuit, or any future patent infringement lawsuits, could subject us to permanent injunctions preventing us from selling the accused products and/or cause us to incur significant costs, including defense costs, settlements and judgments. In addition, as a result of this lawsuit or any future patent infringement lawsuits, our existing customers may decide to stop buying our products, and prospective customers may be unwilling to buy our products.

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

We license technology from third parties that is incorporated into our products. Future products or product enhancements may require additional third-party licenses, which may not be available to us on commercially reasonable terms, or at all. We also license third-party intellectual property in order to comply with display technology standards. For example, we signed the DVI Adopters Agreement and the HDMI Adopters Agreement in order to obtain a license to those standards. However, even though we licensed the DVI technology, Silicon Image, Inc., one of the promoters of the DVI standard, sued us for allegedly infringing certain DVI patents. In December 2006, entered into a Settlement and License Agreement with Silicon Image. If we are unable to obtain third-party licenses required to develop new products and product enhancements, or to comply with applicable standards, we could be at competitive disadvantage.

The processes used to manufacture our semiconductor products are periodically retired.

As semiconductor manufacturing technologies advance, manufacturers typically retire their older manufacturing processes in favor of newer processes. When this occurs, the manufacturer generally provides notice to its customers of its intent to discontinue a process, and its customers will either retire the affected part or design a newer version of the part that can be manufactured on the more advanced process. Consequently, our products may become unavailable from their current manufacturers if the processes on which they are produced are discontinued. Our devices are mainly 0.18, 0.16 and 0.13 micron technology and the newer of these geometries will likely be available for the next two to three years. We must manage the transition to new parts from existing parts. We have commitments from our suppliers to provide notice of any discontinuance of their manufacturing processes. If we are unable to design a newer version of the part that can be manufactured on the more advanced process, we could be at competitive disadvantage.

Our lengthy sales cycle can result in uncertainty and delays in generating revenues.

Because our products are based on new technology and standards, a lengthy sales process, typically requiring several months or more, is often required before potential customers begin the technical evaluation of our products. This technical evaluation can then exceed nine months. It can take an additional nine months before a customer commences volume shipments of systems that incorporate our products. However, even when a manufacturer decides to design our products into its systems, the manufacturer may never ship systems incorporating our products. Given our lengthy sales cycle, we experience a delay between the time we increase expenditures for research and development, sales and marketing efforts and inventory and the time we generate revenues, if any, from these expenditures. As a result, our business could be harmed if a significant customer reduces or delays its orders or chooses not to release products incorporating our products. Given our customer concentration, the loss or decline in volume of one or several key customers can have a material impact on our revenue for a sustained period of time given our lengthy sales cycles.

A large percentage of our revenues will come from sales outside of the United States, which creates additional business risks.

A large portion of our revenues will come from sales to customers outside of the United States, particularly to equipment manufacturers located in South Korea, China, Europe, Japan and Taiwan. For the quarter ended December 31, 2006, sales to regions outside of the United States represented 99% of revenues. For that same period, sales to China and South Korea alone constituted 39% and 17%, respectively. These sales are subject to numerous risks, including:

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

Because our sales are denominated in U.S. dollars, increases in the value of the U.S. dollar could increase the price of our products in non-U.S. markets and may make our products more expensive than competitors’ products denominated in local currencies.

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

We have been a defendant in a securities class action suit. In March 2006, Genesis and the plaintiff signed an agreement to settle the lawsuit, and in December 2006, the court issued a final judgment approving the settlement and dismissing the case with prejudice. However, we may be subject to future securities class action suits, which could subject us to judgments in excess of our insurance coverage and could harm our business. In addition, this kind of lawsuit, regardless of its outcome, is likely to be time-consuming and expensive to resolve and may divert management time and resources.

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

ITEM 6. EXHIBITS

(a) Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1(1)	Agreement and Plan of Merger and Reorganization, dated as of September 27, 2001, by and between Genesis Microchip Incorporated and Sage, Inc.

2.2(1)	Share Exchange and Arrangement Agreement and Plan of Arrangement by and among the Registrant, Genesis Microchip Nova Scotia Corp., and Genesis Microchip Incorporated.

2.3(2)	Agreement and Plan of Merger, dated as of March 17, 2003, among Genesis Microchip Inc., Display Acquisition Corporation and Pixelworks, Inc. (with Forms of Voting Agreements).

3.1(1)	Certificate of Incorporation of the Registrant.

3.2(3)	Amended and Restated Bylaws of the Registrant.

3.3(4)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.

4.1(1)	Form of Common Stock Certificate of the Registrant.

4.2(4)	Preferred Stock Rights Agreement, dated as of June 27, 2002, between the Registrant and Mellon Investor Services, L.L.C., as amended on March 16, 2003.

10.1(5)	Agreement, dated January 20, 1997, between Yves Faroudja and Faroudja Laboratories, Inc.

10.2	Intentionally omitted.

10.3(6)*	Offer of employment to James E. Donegan dated June 25, 2002.

10.4(6)*	Settlement Agreement and Release with Amnon Fisher.

10.5(9)*	Offer Letter of Employment with Anders Frisk, dated February 15, 2000.

10.6(9)*	Offer Letter of Employment with Matthew Ready, dated April 12, 2000.

10.7(9)*	Offer Letter of Employment from Paradise Electronics, Inc. to Mohammad Tafazzoli, dated February 17, 1998.

10.8(7)*	Form of Change of Control Severance Agreement (as entered into between Genesis and, among others, each of Anders Frisk, Raphael Mehrbians, Tzayao Chan, and Mohammad Tafazzoli).

10.9(9)*	Separation Agreement and Release with Chandrashekar Reddy.

10.10(9)*	Consulting Agreement with Chandrashekar Reddy.

10.11(8)*	1987 Stock Option Plan.

10.12(8)*	1997 Employee Stock Option Plan.

10.13(21)*	1997 Employee Stock Purchase Plan, as last amended on August 24, 2005.

10.14*	1997 Non-Employee Stock Option Plan, as amended on February 8, 2007.

10.15	Intentionally omitted.

10.16*	2001 Nonstatutory Stock Option Plan, as amended on February 8, 2007.

10.17(8)*	Paradise Electronics, Inc. 1997 Employee Stock Option Plan.

10.18(8)*	Sage, Inc. Second Amended and Restated 1997 Stock Plan.

10.19(9)*	2001 Employee Stock Purchase Loan Plan (for non-officers).

10.20(9)	Lease Termination Agreement with 1601 McCarthy Boulevard, L.L.C. regarding premises located in Milpitas, California.

10.21(12)	Settlement Agreement and Release with James E. Donegan.

10.22(10)	Termination and Release Agreement, dated as of August 5, 2003, among Genesis Microchip Inc., Display Acquisition Corporation and Pixelworks, Inc.

10.23(11)*	Offer Letter with Michael Healy.

10.24(11)*	Change of Control Severance Agreement with Michael Healy.

10.25(11)*	Option Exchange Agreement with Raphael Mehrbians.

10.26(14)*	Interim CEO Employment Agreement with Eric Erdman.

10.27(14)*	Form of director and officer indemnification agreement.

10.28(13)*	2003 Stock Plan.

10.29(15)*	Form of 2000 Nonstatutory Stock Option Plan Stock Option Agreement with Nonemployee Directors.

10.30(15)*	Form of 2000 Nonstatutory Stock Option Plan International Stock Option Agreement.

10.31(15)*	Form of 2000 Nonstatutory Stock Option Plan Stock Option Agreement for China.

10.32(16)*	Amendment No. 1 to Separation Agreement and Release with Chandrashekar Reddy, dated November 10, 2004.

10.33(17)*	Offer Letter of Employment with Elias Antoun, dated November 10, 2004.

10.34(18)*	Change in Control Severance Agreement with Elias Antoun, dated November 29, 2004.

10.35(19)*	Separation Agreement and Release with Eric Erdman, dated December 3, 2004.

10.36(19)*	Consulting Agreement with Eric Erdman, dated December 3, 2004.

10.37(20)*	Separation Agreement and Release with Young Ahn, dated December 28, 2004.

10.38(21)*	1997 Employee Stock Option Plan, as amended on September 19, 2005, and form of Notice of Grant of Restricted Stock Units.

10.39(21)*	2000 Nonstatutory Stock Option Plan, as amended on September 19, 2005.

10.40(24)*	Separation Agreement and Release with Ken Murray, dated March 6, 2006.

10.41(22)*	Offer Letter with Behrooz Yadegar, dated April 11, 2006.

10.42(24)*	Fiscal Year 2007 Executive Bonus Plan, dated June 10, 2006.

10.43(23)*	Separation Agreement and Release with Tzoyao Chan, dated July 27, 2006.

10.43(25)*	Offer Letter with Hildy Shandell, dated August 30, 2006.

10.44(25)*	Change in Control Severance Agreement with Hildy Shandell, dated September 12, 2006.

10.45(26)	Lease Agreement and Lease Rider Agreement with Transamerica Occidental Life Insurance Company, dated September 18, 2006 .

10.46(27)*	Separation Agreement and Release with Raphael Mehrbians, dated October 20, 2006.

10.47(28)	Settlement and License Agreement with Silicon Image, Inc., dated December 21, 2006.

10.48(29)*	Amendment to Change of Control Severance Agreement with Anders Frisk, dated August 14, 2006.

21(24)	Subsidiaries.

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-72202) filed with the Securities and Exchange Commission on October 25, 2001, as amended.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2003.

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 1, 2002, as amended.

(4)
Incorporated by reference to the Registrant’s Registration Statement on Form 8-A12G filed with the Securities and Exchange Commission on August 5, 2002, as amended by the Registrant’s Statement on Form 8-12G/A filed with the Securities and Exchange Commission on March 31, 2003.

(5)	Incorporated by reference to Faroudja Laboratories, Inc.’s Form S-1 (File No. 333-32375) filed with the Securities and Exchange Commission on July 30, 1997, as amended.

(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002.

(7)	Incorporated by reference to Registration Statement on Form S-4 filed by Pixelworks, Inc. with the Securities and Exchange Commission on April 18, 2003, as amended.

(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Securities Exchange Commission on February 21, 2002.

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities Exchange Commission on June 20, 2003.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on August 6, 2003.

(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on February 13, 2004.

(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A filed with the Securities Exchange Commission on July 29, 2003.

(13)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Securities Exchange Commission on October 15, 2003.

(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities Exchange Commission on June 10, 2004.

(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on November 9, 2004.

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on November 15, 2004.

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on November 19, 2004.

(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on December 3, 2004.

(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on December 8, 2004.

(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on January 3, 2005.

(21)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on November 8, 2005.

(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on May 10, 2006.

(23)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on August 1, 2006.

(24)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 14, 2006.

(25)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on September 18, 2006.

(26)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on September 19, 2006.

(27)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on October 23, 2006.

(28)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on December 22, 2006.

(29)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on August 17, 2006.

*	Identifies a management contract or compensatory plan of arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENESIS MICROCHIP INC.

By:	/s/ MICHAEL E. HEALY
Michael E. Healy
Chief Financial Officer

(Authorized Officer to sign on behalf of Registrant & Principal Financial Officer)

Date: February 9, 2007