Form 10-K
period 2007-03-31
GENESIS MICROCHIP INC /DE
filed 2007-06-12
CIK 1161396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-33477

GENESIS MICROCHIP INC.
(Exact name of registrant as specified in its charter)

DELAWARE	77-0584301
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)
2525 AUGUSTINE DRIVE SANTA CLARA, CALIFORNIA	95054
(Address of principal executive offices)	(Zip Code)

(408) 919-8400
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

Large accelerated filer ☐     Accelerated Filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2006 was approximately $429,856,395 based on the number of shares held by non-affiliates of the registrant as of September 30, 2006, and based on the reported last sale price of common stock on September 30, 2006, which was the last business day of the registrant’s most recently completed second fiscal quarter. This calculation does not reflect a determination that persons are affiliates for any other purposes. Shares of stock held by five percent stockholders have been excluded from this calculation as they may be deemed affiliates.

The number of shares outstanding of the registrant’s common stock as of June 1, 2007 was 37,179,849.

DOCUMENTS INCORPORATED BY REFERENCE

None.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations concerning matters that are not historical facts. Words such as “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar words and expressions are intended to identify forward-looking statements. We believe that the expectations reflected in the forward-looking statements are reasonable but we cannot assure you that those expectations will prove to be correct. Important factors that could cause our actual results to differ materially from those expectations are disclosed in this report, including, without limitation, in the “Risk Factors” described in Part I, Item 1A. All forward-looking statements are expressly qualified in their entirety by these factors and all related cautionary statements. We do not undertake any obligation to update any forward-looking statements.

TRADEMARKS

Genesis®, Genesis Display Perfection®, Faroudja®, DCDi® by Faroudja, Faroudja Picture Plus®, Faroudja DCDi Cinema®, Faroudja DCDi Edge®, Nuon®, SmartSCAN®, RealColor®, Real Recoverytm, Ultra-Reliable DVI®, Energy Spectrum Management®, ESM®, PurVIEW HDtm and MCTitm by Faroudja are our trademarks or registered trademarks. This report also refers to the trademarks of other companies.

AVAILABLE INFORMATION

Our Internet address is www.gnss.com. On our Internet website, we make publicly available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

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

OVERVIEW

We design, develop and market integrated circuits called display controllers that receive and process analog and digital video and graphic images for viewing on a flat-panel display. Our display controllers are typically located inside a flat-panel display device, such as a flat-panel television or computer monitor. We are currently addressing established display applications such as flat-panel computer monitor, and display applications such as liquid crystal display (LCD) television, plasma television, digital cathode ray tube television, digital television and other display devices for the consumer electronics market. We are also pioneering with other industry leaders a new interconnect standard called DisplayPort through the Video Electronics Standard Association (VESA). DisplayPort is an open digital standard designed to enable a common, open source, royalty-free, scalable interface between any flat-panel display and video or data source.

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

We began business as a Canadian company in 1987, and changed our domicile to become a Delaware, U.S. corporation in February 2002. In May 1999, we acquired Paradise Electronics, Inc., in February 2002, we acquired Sage, Inc. and in March 2002, we acquired the technology assets of VM Labs, Inc. These acquisitions improved our product offerings for the flat-panel monitor market, and our ability to diversify our business into other emerging display markets, such as flat-panel television. In March 2003, we entered into an agreement to merge with Pixelworks, Inc., but in August 2003, we and Pixelworks agreed to terminate the proposed merger. Under the terms of the agreement, the parties agreed to a mutual release of claims, and Pixelworks paid us $5.5 million as a reimbursement for our expenses.

We operate through subsidiaries and offices in the United States, Canada, China, Germany, India, Japan, Singapore, South Korea, Taiwan and Turkey. Our business is conducted globally, with the majority of our suppliers and customers located in China, Europe, Japan, South Korea and Taiwan. For a geographical breakdown of our revenues and long-lived assets, see Note 14 to our consolidated financial statements included in Item 8 of this report.

MARKETS AND APPLICATIONS

Our targeted applications include the following:

•	Flat-Panel Computer Monitors. Flat-panel computer monitors using liquid crystal displays, or LCDs, are increasingly replacing monitors that use CRTs. For the year ended March 31, 2007, applications sold into the flat-panel computer monitor market represented an estimated 40% of our total revenues. Companies whose flat-panel computer monitors incorporate our products include AOC, BenQ, Dell, Fujitsu, Gateway, HP, Innolux, Lenovo, Legend, Lite-On, NEC, Philips, Samsung, Sony, ViewSonic, and many other leading brands.

•	Television & Video. We are leveraging our technologies in video image processing to produce products for fast-growing flat-panel television and high definition digital television applications. These technologies, which include products containing analog video image processing, digital/MPEG video image processing, timing controllers and other technologies, may also be designed into other applications such as Digital CRT-TVs, home theaters, video projectors, audio/video receivers and DVD players. Companies whose televisions incorporate our products include leading TV manufacturers, including Changhong, Dell, Eizo, Fujitsu, Haier, Hisense, Konka, LG, NEC, Philips, Samsung, Sharp, Skyworth, Sony, Toshiba, TTE, Westinghouse and Zenith. For the year ended March 31, 2007, revenue from applications serving these markets represented an estimated 60% of our total revenues.

PRODUCTS

The following table shows our principal integrated circuit product families as of March 31, 2007:

Product Family	Description	Markets

FLI23xx	Video format conversion and image enhancement processors	CRT TVs, flat-panel TVs, DVD players, video projectors
gm15xx/gm16xx	Graphics/TV video processors for SXGA-WUXGA resolutions	Flat-panel monitors, flat-panel TVs, video projectors
gm22xx/gm52xx	Integrated LCD monitor controllers supporting resolutions up to SXGA	Multi-function monitors and entry-level LCD TVs
gm23xx/gm53xx	Integrated LCD monitor controllers supporting resolutions up to SXGA	Flat-panel monitors
gmZAN3xx	Analog interface LCD monitor controllers (for XGA and SXGA- resolution monitors)	LCD monitors and other fixed-resolution pixilated displays
gm56xx/57xx/26xx/27xx (Phoenix)	Pin/firmware compatible family of analog & dual input LCD monitor controllers for XGA, SXGA and UXGA resolutions	Mainstream LCD monitors using LVDS or RSDS LCD panels
FLI812x (Hudson)	Single-chip flat-panel TV controller for cost-sensitive applications with 2D NTSC/PAL decoder and Faroudja DCDi Edge video processing	Entry to mid-level flat panel and digital CRT TVs
FLI85xx (Cortez, Cortez Plus, Cortez Lite)	Single-chip high-end flat panel TV controller with 3D NTSC/PAL decoder and high-end Faroudja DCDi Cinema video processing with optional HDMI receiver	Entry-level, Mid-range and high-end flat panel TVs
FLI86xx (Cortez Advanced)	Premium TV video controller with 10-bit Faroudja DCDi Cinema video processing and two 3D comb filters	LCD/PDP TVs, premium AVR, high definition DVD players, premium LCD TV monitors
FLI59xx (Oak)	Single-chip highly integrated, mixed-signal LCD controller for multi-function monitors supporting resolutions up to WUXGA	Multi-function monitors and LCD TVs
gm10500 (PurVIEW HDtm)	Digital TV audio and video decoder	ATSC/DVB/OpenCabletm compliant integrated Digital TVs

RESEARCH AND DEVELOPMENT

Our research and development efforts are performed within the following specialized groups:

•	Algorithm Development Group: focuses on developing high-quality image processing technologies and their implementation in silicon.

•	Product Development Group: focuses on developing standard semiconductor components to service our television, monitor and computer original equipment manufacturer (OEM) customers. In addition, we develop semiconductor components to serve customers who are designing products for new market applications, such as flat-panel television and other potential mass markets.

•	Software Engineering Group: develops the software environment required for our products to work within target systems. Software is now embedded in many of our products. The other major role of software engineering is tool development. We provide sophisticated software tools to help our customers develop their applications and customize their software to improve the productivity of those engineers involved in the process of getting their products into production.

•	Systems Engineering Group: develops reference design hardware and software applications, validates chips, validates intellectual property, system performance tuning and competitive analysis, and provides regional application engineers to support our field application engineers.

As of March 31, 2007, we had 342 full-time employees engaged in research and development. Expenditures for research and development, including non-cash stock-based compensation, were $64.5 million for the year ended March 31, 2007, $48.7 million for the year ended March 31, 2006, and $41.5 million for the year ended March 31, 2005.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Research And Development” for further discussion of research and development activities.

CUSTOMERS, SALES AND MARKETING

Our sales and marketing personnel work closely with customers, industry leaders, sales representatives and our distributors to define features, performance, price and market timing of our products. We focus on developing long-term customer relationships with both system manufacturers and equipment manufacturers. Our marketing group includes applications engineers who support customer designs as well as producing evaluation boards and reference designs for LCD monitors, thereby providing system on a chip (SOC) solutions that facilitate the integration of our products into the end products manufactured by our customers.

We sell and market our products directly to customers and through regional sales representatives and distributors. Prior to selling our products, we provide our customers with technical support, design assistance and customer service at their facilities and through our various offices throughout the world. Our sales representatives and distributors also provide ongoing support and service on our behalf. We generally provide a one-year limited warranty for our products.

We derive a substantial portion of our revenues from a limited number of products. For the year ended March 31, 2007, our top five products contributed 49% of our total revenues. For the years ended March 31, 2006 and 2005, our top five products contributed 55% and 51% of our total revenues, respectively.

Our sales are also derived from a limited number of customers, with our largest five customers accounting for 52% of total revenues in fiscal 2007, 51% of total revenues in fiscal 2006 and 52% of total revenues in fiscal 2005.

For the year ended March 31, 2007, three customers, LG Electronics, Inc., BenQ Inc., and Royal Philips Electronics N.V. each accounted for more than 10% of our total revenues. For the year ended March 31, 2006, three customers, LG Electronics, Inc., BenQ Inc., and Royal Philips Electronics N.V., each accounted for more than 10% of our total revenues. For the year ended March 31, 2005, two customers, Samsung Electronics Co. and LG Electronics., each accounted for more than 10% of our total revenues. At March 31, 2007 two customers represented more than 10% of accounts receivable trade. At March 31, 2006, four customers represented more than 10% of accounts receivable trade. The loss of any significant customer could have a material adverse impact on our business.

We sell our products primarily outside of the United States. For the years ended March 31, 2007 and 2006, 99% of our revenues were from sales to China, Japan, South Korea, Taiwan, Europe, as well as other countries located in Asia and 1% of our revenues were from customers in the United States. Risks associated with our foreign operations are also discussed under the Risk Factor, “We are subject to risks associated with international operations, which may harm our business.”

Additional information on the concentration of our revenues by geography, customers and markets can be found in Note 14 to our consolidated financial statements included in Item 8 of this report.

As of March 31, 2007, our sales and marketing force totaled 140 people. This number includes sales field application engineers whose role is to create reference designs and assist our customers to incorporate our integrated circuits into their products.

MANUFACTURING

Third parties with state-of-the-art fabrication equipment and technology manufacture our products. This approach enables us to focus on product design and development, minimizes capital expenditures and provides us with access to advanced manufacturing facilities. Currently, our products are primarily being fabricated, assembled or tested by Taiwan Semiconductor Manufacturing Corporation, Advanced Semiconductor Engineering, International Semiconductor Engineering Labs, Global Advanced Packaging Technology Co. Ltd., STATS ChipPAC Ltd., and Siliconware Precision Industries Ltd. These manufacturers assemble and test our products based on the design and test specifications we have provided. After this process has been completed, our manufacturers ship the finished products to our third party logistics subcontractors in Asia. Through these subcontractors, we then ship our finished products to OEMs or system integrators for integration into their final products. As semiconductor manufacturing technologies advance, manufacturers typically retire their older manufacturing processes in favor of newer processes. When this occurs, the manufacturer generally provides notice to its customers of its intent to discontinue a process, and its customers will either retire the affected part or design a newer version of the part that can be manufactured with the more advanced process. Consequently, our products may become unavailable from their current manufacturers if the processes on which they are produced are discontinued. Our devices are produced using 0.25, 0.18, 0.16 and 0.13 micron process technologies, which we expect to be available for the next two to three years. We must manage the transition to new parts from existing parts. We have commitments from our suppliers to provide notice of any discontinuance of their manufacturing processes in order to assist us in managing these types of product transitions.

All of our products are currently sourced such that we have only one foundry for any one semiconductor die. If required, we would secure sufficient fabrication capacity and diversify our sources of supply. Any inability of a current supplier to provide adequate capacity would require us to obtain products from alternate sources. There is a considerable amount of time required to change wafer fabrication suppliers for any single product, as well as substantial costs to bring that supplier into volume production. Should a source of a product cease to be available, we believe that this would have a material adverse effect on our business, financial condition and results of operations. We have no guarantees of minimum capacity from our suppliers and are not liable for any significant minimum purchase commitments.

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

We use data provided by subcontractors as well as our own qualification testing in an effort to ensure that our products are reliable. This testing includes accelerated stress testing at elevated temperatures and voltages, environment testing and many other types of testing using methods which are recognized industry standards. The need for failure analysis may arise during product development or during use by a customer. We perform failure analysis of our devices using in-house and subcontracted facilities. Depending on the failure we use both non-destructive and destructive failure analysis techniques to ensure that any decisions made as a result of the failure are informed and based on quantifiable information and data.

We have also taken steps towards addressing environmental concerns. For example, we have qualified Restriction on Hazardous Substances (RoHS) compliant packaging for our products to provide our customers the option of ordering such products. In addition, we have obtained ISO 14001 (Environmental Management System) certification for our Santa Clara, California site.

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

COMPETITION

The market in which we operate is intensely competitive and is characterized by technological change, evolving industry standards and rapidly declining average selling prices. We face competition from both large and small companies, including AMD (ATI Technologies), Broadcom Corporation, LSI Corporation, Micronas Semiconductor Holding AG, Mediatek Inc., MStar Semiconductor, Inc., National Semiconductor Corporation, Novatek Microelectronics Corp., NXP Seminconductors, Pixelworks, Inc., Realtek Semiconductor Corp., Renesas Technology Corp., Silicon Image, Inc., ST Microelectronics, N.V., Trident Microsystems, Inc., and Zoran Corporation. In addition, many our of current and potential customers have their own internally developed integrated circuit solutions, and may choose not to purchase solutions from third party suppliers like Genesis. We anticipate that as the market for our products develops, our current customers may develop their own products and competition from diversified electronic and semiconductor companies will intensify. Some competitors are likely to include companies with greater financial and other resources than us. Increased competition could harm our business, by, for example, increasing pressure on our profit margins or causing us to lose customers.

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

EMPLOYEES

As of March 31, 2007, we employed a total of 595 full-time employees, including 342 in research and development, 140 in sales and marketing, 34 in manufacturing operations and quality assurance, and 79 in finance, information technology, human resources and administration. We employ a number of temporary and part-time employees and consultants on a contract basis. Our employees are not represented by a collective bargaining organization. We believe that relations with our employees are satisfactory.

ITEM 1A.	RISK FACTORS

Our business involves risks and uncertainties. You should carefully consider the risks described below, together with all of the other information in this Annual Report on Form 10-K and other filings with the Securities and Exchange Commission in evaluating our business. If any of the following risks actually occur, our business, financial condition, operating results and growth prospects would likely be adversely affected. In such an event, the trading price of our common stock could decline, and you could lose all or part of your investment in our common stock. Our past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. These risks involve forward-looking statements and our actual results may differ substantially from those discussed in these forward-looking statements.

Our quarterly revenues and operating results fluctuate significantly due to a variety of factors, which may result in volatility or a decline in our stock price.

Our historical revenues and operating results have varied significantly from quarter to quarter. Moreover, our actual or projected operating results for some quarters may not meet the expectations of stock market analysts and investors, which may cause our stock price to decline. In addition to the factors discussed elsewhere in this “Risk Factors” section, a number of factors may cause our revenue to fall short of our expectations or cause fluctuations in our operating results, including:

•	Our ability to gain and maintain “design wins” with our customers and ramp up new designs into production volumes;

•	Customer inventory levels and market share;

•	Growth rate of the flat-panel TV and LCD monitor markets;

•	Seasonal consumer demand for flat-panel TV, high definition TV (“HDTV”) and LCD monitors into which our products are incorporated;

•	Changes in the mix of products we sell, especially between our higher-priced TV/video products and our lower-priced monitor products;

•	Increased competition and competitive pricing pressures;

•	The timing of new product introductions by us and our competitors;

•	Availability and pricing of panels and other components for flat-panel TVs and LCD monitors;

•	Wafer costs and other product fabrication costs;

•	Foreign exchange rate fluctuations, research and development tax credits and other factors that impact tax rates; and

•	Changes in product costs or manufacturing yields or available production capacity at our fabrication facilities.

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

In order to compete, we must attract, retain and motivate executives and other key employees, including those in managerial, technical, sales and marketing positions. We have recently experienced significant turnover in our senior management team. Several executives and other key employees have left the company, while others have joined or have been appointed to senior management roles, including the following:

•	In May 2006, Tzoyao Chan, our Senior Vice President, Product Development, resigned and Behrooz Yadegar joined the company as his successor.

•	In July 2006, Ken Murray, our Vice President, Human Resources, resigned and we appointed a successor.

•	In August 2006, Mohammad Tafazzoli, our Senior Vice President, Operations, resigned and we appointed a successor.

•	In September 2006, Hildy Shandell, our Senior Vice President, Corporate Development, joined the company.

•	In October 2006, Raphael Mehrbians, our Senior Vice President, Product Marketing, resigned and we appointed two Vice Presidents of Marketing, but have not yet appointed a Senior Vice President.

•	In May 2007, Michael Healy, our Chief Financial Officer, resigned and we have not yet appointed a successor.

•	In June 2007, Anders Frisk, our Executive Vice President, resigned and we have not yet appointed a successor.

In addition, we have lost key technical personnel. We have experienced, and may continue to experience, difficulty in hiring and retaining candidates with appropriate qualifications.

We may not be able to attract and retain the senior management or other key employees that we need. Competition for experienced employees in the semiconductor industry can be intense. If we cannot attract and retain the employees we need, our business could be harmed, particularly if the departure of any executive or key employee results in a business interruption or if we are not successful in preserving material knowledge of our departing employees.

We must increase our revenues and reduce our operating expenses in order to return to profitability and we may not be able to achieve profitability on a quarterly or annual basis.

We were not profitable in the fiscal year ended March 31, 2007. Our net loss for the fiscal year ended March 31, 2007 was approximately $144.3 million. As of March 31, 2007, we had an accumulated deficit of approximately $141.5 million. Returning to profitability will depend in large part on our ability to generate and sustain increased revenue levels in future periods. We also need to reduce operating expenses to a level commensurate with our revenues, while successfully executing our product development strategy. As a result, we have and expect that we may continue to implement cost reductions through reductions-in-force, outsourcing, and the like. These efforts may be more costly than we expect and we may not be able to increase our revenue enough to offset our operating expenses. We may not succeed in returning to profitability and could incur losses in future periods and, even if we do return to profitability, we may not be able to maintain or increase our level of profitability. If we cannot increase our revenue at a greater rate than our expenses, we will not become profitable.

We face intense competition in our market, especially from larger, better-known companies, and we may lack sufficient financial or other resources to maintain or improve our competitive position.

The markets in which we operate are intensely competitive and are characterized by technological change, changes in customer requirements, frequent new product introductions and improvements, evolving industry standards and rapidly declining average selling prices. We expect the level of competition to increase in the future. If we are unable to respond quickly and successfully to these developments, our competitive position will be harmed, and our products or technologies may become uncompetitive or obsolete.

Our chief competitors include both large and small companies, such as AMD (ATI Technologies), Broadcom Corporation, LSI Corporation, Micronas Semiconductor Holding AG, Mediatek Inc., MStar Semiconductor, Inc., National Semiconductor Corporation, Novatek Microelectronics Corp., NXP Seminconductors, Pixelworks, Inc., Realtek Semiconductor Corp., Renesas Technology Corp., Silicon Image, Inc., ST Microelectronics,N.V., Trident Microsystems, Inc., and Zoran Corporation. In addition, many of our current and potential customers have their own internally developed integrated circuit solutions, and may choose not to purchase solutions from third party merchant suppliers like Genesis. We may also face competition from start-up companies.

Some of our competitors, who may include our own customers, also include companies with greater financial and other resources than we have. Large companies may have advantages over us because of their longer operating histories, greater brand name recognition, larger customer bases or greater financial, technical and marketing resources. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They also have greater resources to devote to the promotion and sale of their products than we have. In addition, our overseas competitors have reduced cost structures that enable them to compete aggressively on price. Increased competition could harm our business, by, for example, increasing pressure on our profit margins or causing us to lose customers. Also, we have received a license from Silicon Image, Inc. for certain of their digital visual interface (DVI) patents and high definition multimedia interface (HDMI) patents, and must pay Silicon Image royalties on all of our DVI and HDMI products. This agreement, and other royalty obligations we may have, could hinder our ability to compete with unlicensed competitors that are not required to pay royalties on competing products. We may not be able to compete successfully against our current or potential competitors, especially those with significantly greater financial resources or brand name recognition.

Our failure to respond quickly to customer demand for technological improvements and integrate new features could have an adverse effect on our ability to compete.

To compete successfully, we must develop new products and improve our existing products at the same pace or ahead of our competitors. For example, in order to compete successfully in the digital television market, consumer electronics manufacturers must first select our products for incorporation into their digital televisions (giving us a so-called “design win”), and then we must be able to deliver those products in high volumes in a timely fashion. Manufacturers may not choose our digital television solution over our competitors’ solutions. We often incur significant expenditures on the development of a new product without any assurance that our product will be selected for a design win. Even if we are chosen, the design win may not result in any significant revenues to us, since sales of our products largely depend on the commercial success of our customers’ display products, and whether our customers are relying on us merely as a second source.

In addition, we need to design products for customers that continually require higher functionality at lower costs. We must, therefore, continue to add features to our products and to include these features on a single chip. The development process for these advancements is lengthy and will require us to accurately anticipate technological innovations and market trends. Developing and enhancing these products is time-consuming, costly and complex.

There is a risk that these developments and enhancements will be late, fail to meet customer or market specifications, and will not be competitive with other products using alternative technologies that offer comparable functionality. These types of events could continue have a variety of negative effects on our competitive position and our financial results, such as reducing our revenue, increasing our costs, lowering our gross margin percentage, and requiring us to recognize and record impairments of our assets.

We do not have long-term commitments from our customers, so it is difficult for us to forecast our revenues, and could result in excess inventory.

Our sales are made on the basis of purchase orders rather than long-term purchase commitments. In addition, our customers may cancel or defer purchase orders. We provide revenue guidance and manufacture our products according to our estimates of customer demand and we have limited visibility of such demand beyond one quarter. This process requires us to make multiple demand forecast assumptions, each of which may introduce errors into our estimates. If we overestimate customer demand, we may miss our revenue guidance, which could cause our stock price to decline. In addition, the timing and correction of this overestimation, could cause us to manufacture products that we may not be able to sell. As a result, we could have excess inventory, which could increase our losses. Conversely, if we underestimate customer demand or if sufficient manufacturing capacity were unavailable, we could forego revenue opportunities, lose market share and damage our customer relationships.

A limited number of our customers comprise a significant portion of our revenues and any decrease in revenue from these customers could have an adverse effect on our net revenues and operating results.

The markets for our products are highly concentrated. Our revenues are derived from a limited number of customers. Revenues from our largest five customers accounted for 52% of our revenues, with 16% of our revenues coming from our largest customer, for the fiscal year ended March 31, 2007. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. Any downturn in the business of our key customers or potential new customers could have a negative impact on our sales to such customers, which could adversely affect our net revenues and results of operations. We expect that a small number of customers will continue to account for a large amount of our revenues. The decision by any large customer to decrease or cease using our products would harm our business. For example, during fiscal year 2007, we lost significant TV designs with one of our largest customers. This loss is expected to negatively impact our revenue until we are able to regain designs with that customer or other customers.

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

Our success will depend on the growth of the market for flat-panel televisions and LCD monitors, and our customers’ commercial success in those markets.

Our ability to generate revenues depends on the growth of the market for flat-panel televisions, digital televisions and LCD computer monitors. Since we do not sell to every manufacturer in those markets, our revenues also depend on how well our customers perform in those markets. To the extent that our customers’ share of the flat panel television, LCD monitor or digital television markets declines or does not grow, the sales of our products will be negatively impacted. In addition, our growth will also depend upon emerging markets for consumer electronics such as HDTV. The potential size of these markets and the timing of their development are uncertain and will depend in particular upon:

•	A continued reduction in the costs of products in the respective markets;

•	The availability, at a reasonable price, of components required by such products (such as LCD panels); and

•	The emergence of competing technologies and standards.

These and other potential markets may not develop as expected, which would harm our business.

Our success may depend in part on market adoption of the DisplayPort digital interface standard.

The DisplayPort digital display interface, which is based on technology developed by Genesis and is expected to be used in our products, is a new interface standard that has yet to achieve widespread adoption. DisplayPort is an alternative to older, established interconnect standards such as DVI, and therefore could face significant obstacles to adoption. In addition, other new standards may be introduced which could impact DisplayPort’s success. If DisplayPort does not achieve market adoption in the computer and/or consumer electronics industry, our ability to generate revenue from DisplayPort-based products would be limited.

Our customers experience fluctuating product cycles and seasonality, which causes their sales to fluctuate.

Our products are incorporated into flat-panel and CRT displays. Because the market for flat-panel displays is characterized by numerous new product introductions, our operating results may vary significantly from quarter to quarter. Our customers also experience seasonality in the sales of their products, which affects their orders of our products. Typically, the second half of the calendar year represents a disproportionate percentage of sales for our customers due to the holiday shopping period for consumer electronics products, and therefore, a disproportionate percentage of our sales. Also, our sales in the first quarter of the calendar year may be lower as a result of the Chinese New Year holiday in Asia. We expect these sales fluctuations to continue for the foreseeable future.

We must sell our current products in greater volumes, or introduce new products with improved margins.

Average selling prices for our products have declined in the past, in many cases significantly, and we expect them to continue to decline in the future. When average selling prices decline, our revenues decline unless we are able to sell more units, and our gross margin dollars decline unless we are able to reduce our manufacturing and/or other supply chain costs by a commensurate amount. We, therefore, need to sell our current products in greater volumes to offset the decline in their ASPs, and introduce new products that have improved gross margins.

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

Product quality problems could increase our costs, cause customer claims, and delay our product shipments.

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

We rely on distribution partners to sell our products, and disruptions to or our failure to effectively develop these channels could adversely affect our ability to generate revenues from the sale of our products.

We derive a substantial percentage of our total revenues from sales by distributors of our products. During the fiscal year ended March 31, 2007, revenues and sales through distributors represented approximately 22% of our total revenue. We expect that our revenues will continue to depend, in part, on the performance of these distributors. We do not expect to have any long-term contracts or minimum purchase commitments with any of our distributors. In addition, our distributors may sell products that are competitive with ours, may devote more resources to those competitive products and may cease selling our products altogether. The distributors through whom we sell our products may not be successful in selling our products for reasons beyond our control. If any of the foregoing occurs, our operating results will suffer.

We subcontract our manufacturing, assembly and test operations.

We do not have our own fabrication facilities, assembly or testing operations. Instead, we rely on others to fabricate, assemble and test all of our products. We do not have any long-term supply contracts with any of these suppliers. Most of our products use silicon wafers manufactured by Taiwan Semiconductor Manufacturing Corporation. If we were required to obtain silicon wafers from other manufacturers, we could experience a material increase in the price we must pay for silicon wafers. There are many risks associated with our dependence upon outside manufacturing, including:

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

We depend upon outside manufacturers to fabricate silicon wafers on which our integrated circuits are imprinted. These wafers must be of acceptable quality and in sufficient quantity and the manufacturers must deliver them to assembly and testing subcontractors on time for packaging into final products. We have, at times, experienced delivery delays, long manufacturing lead times and product quality issues. These manufacturers fabricate, test and assemble products for other companies. We cannot be sure that our manufacturers will devote adequate resources to the production of our products or deliver sufficient quantities of finished products to us on time or at an acceptable cost. The lead-time necessary to establish strategic relationships with new manufacturing partners is considerable. We would be unable to readily obtain an alternative source of supply for any of our products if this proves necessary. Any occurrence of these manufacturing difficulties could harm our business or cause us to incur costs to obtain adequate and timely supply of products.

Our products require licenses of third-party technology that may not be available to us on reasonable terms, or at all.

We license technology from third parties that is incorporated into our products. Future products or product enhancements may require additional third-party licenses, which may not be available to us on commercially reasonable terms, or at all. Third-party licenses may impact our gross margins. We also license third-party intellectual property in order to comply with display technology standards. For example, we signed the DVI Adopters Agreement and the HDMI Adopters Agreement in order to obtain a license to those standards. However, even though we licensed the DVI technology, Silicon Image, Inc., one of the promoters of the DVI standard, sued us for allegedly infringing certain DVI patents. In December 2006, we entered into a royalty-bearing Settlement and License Agreement with Silicon Image. If we are unable to obtain third-party licenses required to develop new products and product enhancements, or to comply with applicable standards, we could be at competitive disadvantage.

Because of the lengthy sales cycles for our products and the fixed nature of a significant portion of our expenses, we may incur substantial expenses before we earn associated revenue and may not ultimately achieve our forecasted sales for our products.

Because our products are based on new technology and standards, a lengthy sales process, typically requiring several months or more, is often required before potential customers begin the technical evaluation of our products. This technical evaluation can then exceed nine months and it may take an additional nine months before a customer commences volume shipments of systems that incorporate our products. However, even when a manufacturer decides to design our products into its systems, the manufacturer may never ship systems incorporating our products. Given our lengthy sales cycle, we experience a delay between the time we increase expenditures for research and development, sales and marketing efforts and inventory and the time we generate revenues, if any, from these expenditures. These long cycles, as well as our expectation that customers will tend to sporadically place large orders with short lead times, may cause revenues and operating results to vary significantly and unexpectedly from quarter to quarter. As a result, our business could be harmed if a significant customer reduces or delays its orders or chooses not to release products incorporating our products. Given our customer concentration and our lengthy sales cycle, the loss or decline in volume of one or several key customers could have a material impact on our revenue for a sustained period of time.

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

Most of our revenues will come from sales to customers outside of the United States, which creates additional business risks.

Most of our revenues come from sales to customers outside of the United States, particularly to equipment manufacturers located in South Korea, China, Europe, Japan and Taiwan. For the fiscal year ended March 31, 2007, sales to regions outside of the United States represented 99% of revenues. For that same period, sales to China and South Korea alone constituted 39% and 25%, respectively. These sales are subject to numerous risks, including:

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

We have in the past and may in the future engage in acquisitions of companies, products or technologies, which involve numerous risks and the anticipated benefits of any acquisitions we make may never be realized.

Our growth is dependent upon our ability to enhance our existing products and introduce new products on a timely basis. One of the ways we may address the need to develop new products is through acquisitions of other companies or technologies, such as our prior acquisitions of Sage and the assets of VM Labs. These acquisitions and potential future acquisitions involve numerous risks, including the following:

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

Acquisitions of high-technology companies are inherently risky, and recent or potential future acquisitions may not be successful and may adversely affect our business, operating results or financial condition. We must also maintain our ability to manage growth effectively. Failure to manage growth effectively and successfully integrate acquisitions made by us could materially harm our business and operating results.

Intellectual property infringement suits brought against us or our customers may significantly harm our business.

We defended and settled claims brought against us by Silicon Image, Inc., alleging that certain of our products that contain digital receivers infringe various Silicon Image patent claims. In addition, IP Innovation LLC has sued Toshiba Corporation and other companies that incorporate our products into their displays, alleging patent infringement by certain consumer and professional electronics products, including some that contain our display controller products. These lawsuits, or any future patent infringement lawsuits, could subject us to permanent injunctions preventing us from selling the accused products and/or cause us to incur significant costs, including defense costs, settlements and judgments. In addition, as a result of this lawsuit or any future patent infringement lawsuits, our existing customers may decide to stop buying our products, and prospective customers may be unwilling to buy our products.

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

From time to time, we enter into agreements with our customers that contain indemnification provisions for claims based on infringement of third party intellectual property rights. As a result, if such a claim based on our products is made against an indemnified customer, we may be required under our indemnification obligations to defend or settle the litigation, and/or to reimburse that customer for its costs, including defense costs, settlements and judgments. From time to time, we receive requests for indemnification from customers with whom we do not have indemnification agreements. We may also be subject to claims for indemnification under statutory or common law. Patent litigation and any indemnification obligations we may have could have a material adverse effect on our revenues, financial results and market share, and could result in significant payments by us that could have a material adverse effect on our financial position.

We may be unable to adequately protect our intellectual property. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as non-disclosure agreements and other methods to protect our proprietary technologies.

We have been issued patents and have pending United States and foreign patent applications. Our patents may be subject to challenges, may not be broad enough to protect our technology, or could be invalidated or circumvented. If we are not successful in obtaining the patent protection we need, our competitors may be able to replicate our technology and compete more effectively against us. The legal protections described above afford only limited protection. It is possible that we may also have to resort to litigation to enforce and protect our copyrights, trademarks, patents and trade secrets, which litigation could be costly and a diversion of management resources. In addition, it is possible that existing or future patents, or even court rulings in our favor regarding our patents, may be challenged, invalidated or circumvented. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products, or otherwise attempt to obtain and use our intellectual property or develop similar technology independently or design around our patents. Monitoring unauthorized use of our products is difficult, and the steps we have taken may not prevent unauthorized use of our technology, particularly in foreign countries where effective patent, copyright, trademark and trade secret protection may be unavailable or may not protect our proprietary rights as fully as in the United States.

We need to continually evaluate internal financial controls against evolving standards.

The Sarbanes-Oxley Act of 2002 and other rules and regulations of the Securities and Exchange Commission and the National Association of Securities Dealers impose duties on us and our executives, directors, attorneys and independent registered public accountants. In order to comply with the Sarbanes-Oxley Act and other rules and regulations, we have evaluated our internal controls systems that require management to report on, and our independent auditors to attest to, our internal controls. As a result, we have incurred additional expenses for internal and outside legal, accounting and advisory services, which have increased our operating expenses and accordingly reduced our net income or increased our net losses. In addition, our Chief Financial Officer resigned in May 2007 and we have otherwise experienced significant turnover in our senior management as more fully described under the risk factor entitled “We have had significant senior management and key employee turnover, and may not be able to attract, retain and motivate the personnel we need to succeed.” If we are not able to maintain internal controls over financial reporting in light of the significant senior management and key employee turnover, we may not be able to meet the requirements of Section 404. While we have met the requirements of Section 404 including the evaluation, documentation and testing of internal controls for the year ended March 31, 2007, we cannot be certain as to the future outcome of our testing and resulting remediation actions or the impact of the same on our operations. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements and we expect to continue to incur significant expenses in connection with this process. In the event that our Chief Executive Officer, Principal Accounting Officer or independent registered public accounting firm determine in the future that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions may be adversely affected and could cause a decline in the market price of our stock. In addition, current regulatory standards are subject to change, and additional standards may be imposed.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease offices in Santa Clara and San Jose, California; Thornhill, Ontario, Canada; Bangalore, India; Taipei, Taiwan; Seoul, South Korea; Singapore; Shenzhen, China; Tokyo, Japan and Izmir, Turkey. We believe our existing facilities are adequate to meet our needs for the immediate future and that future growth can be accomplished by leasing additional or alternative space on commercially reasonable terms. Further information on our lease commitments can be found in Note 13 to our consolidated financial statements included in Item 8 of this report.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2007.

PART II

ITEM 5.	MARKET FOR OUR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock trades on the Nasdaq Global Market under the symbol “GNSS.” We have not listed our stock on any other markets or exchanges. The following table shows the high and low closing prices for our common stock as reported by the Nasdaq Global Market:

	High	Low

Fiscal 2006
First Quarter	$19.25	$13.32
Second Quarter	$27.16	$18.15
Third Quarter	$23.13	$17.07
Fourth Quarter	$22.40	$17.04
Fiscal 2007
First Quarter	$17.37	$11.10
Second Quarter	$14.78	$9.89
Third Quarter	$12.15	$9.69
Fourth Quarter	$10.11	$7.67

As of June 1, 2007, we had approximately 164 common stockholders of record. Many of our shares of common stock are held by brokers and other institutions on behalf of our stockholders. Based on our proxy mailing from 2006, we estimate the total number of stockholders represented by these record holders to be at approximately 12,800.

DIVIDEND POLICY

We have never declared or paid dividends on our common stock. We intend to retain our earnings for use in our business and therefore we do not anticipate declaring or paying any cash dividends in the foreseeable future.

STOCK PERFORMANCE GRAPH

The following performance graph compares the percentage change in the cumulative total stockholder return on shares of our common stock with the cumulative total return for:

•	a group of our peer corporations, comprising the Nasdaq Electronic Components Stocks; and

•	the Total Return Index for The Nasdaq Stock Market (US and Foreign).

This comparison covers the period from March 31, 2002 to March 31, 2007, the last trading date in our 2007 fiscal year. It assumes $100 was invested on March 31, 2002 in shares of our common stock, our peer corporations and The Nasdaq Stock Market, and assumes reinvestment of dividends, if any.

The Nasdaq Electronic Components Stocks consists of all corporations traded on The Nasdaq Stock Market with 367 as their primary standard industrial classification number. The Total Return Index for The Nasdaq Stock Market (US and Foreign) comprises all ADRs, domestic shares, and foreign common shares traded on The Nasdaq Global Market and The Nasdaq Small Cap Market, excluding preferred shares, rights and warrants.

Comparative chart

			Total Nasdaq
Date	Genesis	Peer Group	Return
March 31, 2002	100.00	100.00	100.00
March 31, 2003	48.00	57.68	73.00
March 31, 2004	64.42	100.59	108.68
March 31, 2005	55.58	80.46	109.67
March 31, 2006	65.54	91.41	129.54
March 31, 2007	35.73	89.54	134.98

Information used on this graph was obtained from Nasdaq. Although we believe the information to be accurate, we are not responsible for any errors or omissions. This chart is not “soliciting material.” It is not deemed filed with the Securities and Exchange Commission and it is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SALES OF UNREGISTERED SECURITIES

None.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

Selected consolidated financial data for the last five fiscal years appears below (in thousands, except per share data):

	Year Ended March 31,
	2007	2006	2005	2004	2003

STATEMENTS OF OPERATIONS DATA:
Revenues	$214,617	$269,506	$204,115	$213,420	$194,325
Cost of revenues(2)	126,281	153,039	125,394	134,735	127,110

Gross profit	88,336	116,467	78,721	78,685	67,215
Operating expenses:
Research and development(2)	64,497	48,700	41,534	38,552	39,895
Selling, general and administrative(2)	65,223	48,698	45,619	47,126	47,042
Impairment of goodwill and intangible assets(1)	101,001	—	—	—	—

Total operating expenses	230,721	97,398	87,153	85,678	86,937

Income (loss) from operations	(142,385)	19,069	(8,432)	(6,993)	(19,722)
Interest and other income, net	12,259	5,403	1,939	1,725	946

Income (loss) before income taxes	(130,126)	24,472	(6,493)	(5,268)	(18,776)
Provision for (recovery of) income taxes	14,215	6,082	2,954	(1,063)	(4,140)

Net income (loss)	$(144,341)	$18,390	$(9,447)	$(4,205)	$(14,636)

Earnings (loss) per share:
Basic	$(3.95)	$0.53	$(0.29)	$(0.13)	$(0.47)
Diluted	$(3.95)	$0.50	$(0.29)	$(0.13)	$(0.47)
Weighted average number of common shares outstanding:
Basic	36,514	34,909	33,084	31,876	31,248
Diluted	36,514	36,877	33,084	31,876	31,248

(1)	See Notes 5 & 6 to our consolidated financial statements included in Item 8 of this report.

(2)	Effective April 1, 2006 we adopted statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment. See Note 9 to our consolidated financial statements in Item 8 of this report.

	March 31,
	2007	2006	2005	2004	2003

BALANCE SHEETS DATA:
Cash, cash equivalents and short-term investments	$188,250	$185,379	$129,757	$118,222	$113,138
Working capital	202,108	204,518	156,411	147,651	130,831
Total assets	351,714	479,677	416,292	410,726	402,654
Stockholders’ equity	323,369	439,423	389,496	386,855	373,833

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding anticipated revenues, gross margins, operating expenses, amortization of intangibles and stock-based compensation, liquidity and cash flow, business strategy, demand for our products, average selling prices, regional market growth, amount of sales to distributors and future competition. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors which could cause actual results to differ materially include those set forth in the following discussion, and, in particular, the risks discussed below under the subheading “Risk Factors” and in other documents we file with the Securities and Exchange Commission. Unless required by law, we undertake no obligation to update publicly any forward-looking statements.

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a general discussion of our target markets, the nature of our products, and some of the business issues we are facing as a company. Next, we address the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then discuss our Results of Operations for the year ended March 31, 2007, or fiscal 2007, compared to fiscal 2006 and 2005, and corresponding quarterly information for fiscal 2007 and 2006 as viewed through the eyes of Management. Lastly, we provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments. This MD&A should be read in conjunction with the other sections of this Annual Report on Form 10-K. Dollars are in thousands unless otherwise noted.

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

The LCD computer monitor and flat panel TV industries are very competitive and growth industries like ours tend to attract new entrants. The average selling prices of monitor display controllers, in spite of increased functionality, have declined by more than 40% over the past two fiscal years. Our strategy is to lead the market by integrating new features and functions and by providing the highest image quality at a cost-effective price. Our goal is to deliver the desired feature-rich image quality through relationships with customers, patented technologies, effective chip design, software capabilities, and customer support. We also strive to generate profitability by reducing product cost through efficient chip design and driving costs down throughout our supply chain.

Sales to distributors comprised approximately 22% of revenue for the year ended March 31, 2007. We are also using distributor relationships to enable us to increase our market penetration of smaller customers with minimal incremental direct customer support.

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

Revenue Recognition

Genesis recognizes revenue primarily from semiconductor product sales to customers when a contract is established, the price is determined, shipment is made and collectibility is reasonably assured. Genesis has also periodically entered into license agreements and recognizes royalty revenue. Product sales to distributors may be subject to agreements having a right of return on termination of the distributor relationship. Revenue, and related cost of revenues from sales to distributors, is deferred until the distributors resell the product, verified by point-of-sale reports. At the time of shipment to distributors, we record a trade receivable for the selling price, relieve inventory of the value of the product shipped and record the gross margin as deferred revenue, a component of accrued liabilities on our consolidated balance sheet. In certain circumstances, where orders are placed with non-cancelable/non-return terms, we recognize revenue upon shipment. Reserves for sales returns and allowances are recorded at the time of recognizing revenue. To date, we have not experienced significant product returns.

Manufacturing and Supply

We generally need to place purchase orders for products before we receive purchase orders from our customers. This is because production lead times for silicon wafers and substrates, from which our products are manufactured, can be as long as three to four months, while many of our customers place orders only one month or less in advance of their requested delivery date. We have agreements with suppliers in Asia such that we are dependent on the suppliers’ manufacturing yields. We continue to review and, where feasible, establish alternative sources of supply to reduce our reliance on individual key suppliers and reduce lead times, though dual sourcing for specific products sometimes is more costly due to initial set-up costs and lower initial yields as each new manufacturing supplier ramps up production. While we have frequent communication with significant customers to review their requirements, we are restricted in our ability to react to fluctuations in demand for our products, which exposes us to the risk of having either too much or not enough of a particular product. We regularly evaluate the carrying value of inventory held. For the year ended March 31, 2007, we recorded reserves totaling $2,293 for inventory for which we did not foresee sufficient demand to support the carrying value or where the market price was less than our actual cost.

Global Operations

We operate through subsidiaries and offices in several countries throughout the world. Our head office is located in Santa Clara (Silicon Valley), California. Our research and development resources are located in the

United States, Canada and India. The majority of our customers are located in Asia, supported by our sales offices in China, Germany, Japan, Singapore, South Korea, Taiwan and Turkey. Our third party suppliers are located primarily in Taiwan. Although all of our revenues and virtually all of our costs of revenues are denominated in U.S. dollars, portions of our operating expenses are denominated in foreign currencies. Accordingly, our operating results are affected by changes in the exchange rate between the U.S. dollar and those currencies. Any future strengthening of those currencies against the U.S. dollar could negatively impact our operating results by increasing our operating expenses as measured in U.S. dollars.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

•	We record estimated reductions to revenue for customer returns based on historical experience. A customer has a right to return products only if the product is faulty or upon termination of a distributor agreement, although in certain circumstances we agree to accept returns if replacement orders are placed for other products or to maintain our business relationship. If actual customer returns increase, we may be required to recognize additional reductions to revenue.

•	We record the estimated future cost of replacing faulty product as an increase to cost of revenues. To date we have not experienced significant returns related to quality. If returns increase as a result of changes in product quality, we may be required to recognize additional warranty expense.

•	We maintain allowances for estimated losses resulting from the inability of our customers to make required payments and other disputes. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We have not suffered any significant loss in this area.

•	We provide for inventory obsolescence reserves against our inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those we project, additional inventory valuation reserves may be required.

•	Commencing April 1, 2006, we account for stock-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment. Under the provisions of SFAS No. 123R, stock based compensation is estimated at the grant date based on the award’s fair-value as calculated by the Black-Scholes option-pricing model and is recognized as expense ratably over the requisite service period. The Black-Scholes model requires various judgmental assumptions including volatility, and expected option life. In addition, share-based compensation expense is adjusted to reflect estimated forfeiture rates. If any of the assumptions change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

•	We provide for costs associated with settling litigation when we believe that we have a reasonable basis for estimating those costs. If actual costs associated with settling litigation differ from our estimates, we may be required to recognize additional costs.

•	Goodwill, which represents the excess of cost over the fair value of net assets acquired in business combinations, is tested annually for impairment or more frequently whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The impairment tests are performed in accordance with FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. Accordingly, an impairment loss is recognized to the extent that the carrying amount of goodwill exceeds its implied fair value. This determination is made at the reporting unit level. We have assigned all goodwill to a single, enterprise-level reporting unit. The impairment test consists of two steps. First, we determine the fair value of the reporting unit. The fair value is then compared to its carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill would be determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation in accordance with FASB Statement of Financial Accounting Standards No. 141, “Business Combinations”. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. We perform our annual impairment test on January 1st of each year.

As a result of an impairment review that was performed in December 2006, the Company recorded a goodwill impairment charge of $97,576 in fiscal 2007. We did not record any goodwill impairment charges in fiscal 2006 or 2005. Goodwill balances may also be affected by changes in other estimates, for example, related to the ability to utilize acquired tax benefits, made at the time of acquisitions.

•	We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. The Company has, and expects to continue to provide a valuation allowance on future tax benefits in certain jurisdictions until it can demonstrate a sustained level of profitability that establishes its ability to utilize the assets in the jurisdictions that the assets relate.

•	From time to time, we incur costs related to potential merger activities. When we assess that we will be the acquirer for accounting purposes in such transactions and we expect to complete the transaction, direct costs associated with the acquisition are deferred and form part of the final purchase price. In the event these assessments change, any such deferred costs would be expensed. Costs associated with other merger activities are expensed as incurred.

Recent Accounting Pronouncements

Please refer to Note 2 of the consolidated financial statements in Item 8 of this report.

RESULTS OF OPERATIONS

Revenue and Gross Profit

	Year Ended March 31
	2007	2006	2005
	(Dollars in thousands)

Total revenue	$214,617	$269,506	$204,115
Gross profit	88,336	116,467	78,721
Gross profit percentage	41.2%	43.2%	38.6%
Revenue by geography:
United States	$1,180	$3,493	$8,803
China	83,707	115,016	78,167
Japan	24,005	27,356	15,289
South Korea	53,256	51,487	52,871
Taiwan	20,307	28,704	28,824
Europe	24,705	31,131	13,334
Rest of world	7,457	12,319	6,827

Total revenue	$214,617	$269,506	$204,115

Revenue

Total revenue for the year ended March 31, 2007 decreased by 20% to $214,617 from $269,506 for the year ended March 31, 2006, which in turn represented an increase of 5.1% from $204,115 for the year ended March 31, 2005. The revenue decline in fiscal 2007 is attributable to a decrease in unit shipments of 10% to 56.1 million units from 62.6 million units in fiscal 2006, as well as the declining average selling prices (“ASPs”) of 11%.

Our products are designed for multiple applications. Therefore, we must estimate whether the chips we have sold are used in LCD monitors or flat-panel televisions. Estimated revenue from monitor controllers and licensing decreased to $85,904 for the year ended March 31, 2007 compared to $117,277 for the fiscal year 2006, due to lower unit shipments and ASP declines of 17%. Our estimate of unit shipments into digital televisions and other related video devices decreased by 7% year over year, and estimated revenue from this market decreased 15% to $128,713. During the year ended March 31, 2007, we estimate that approximately 60% of total revenue was from TV and video products, compared with 57% for the year ended March 31, 2006.

During fiscal 2007, we lost significant designs with some of our largest customers. These losses are expected to negatively impact our revenue until we are able to regain designs with those customers or other customers. We continue to ship the majority of our product to customers located in Asia, and we expect most of our revenue to come from this region in the future, especially China.

Gross Profit

Gross profit for the year ended March 31, 2007 was $88,336, representing a decrease of approximately 24% compared with the year ended March 31, 2006 gross profit of $116,467, which in turn represented an increase of 48% from $78,721 for the year ended March 31, 2005. Gross profit represented 41.2% of revenue for the fiscal year 2007, compared with 43.2% for the fiscal year 2006 and 38.6% for fiscal year 2005. The decrease in gross profit percentage is mainly due to increased pricing pressures on our products, an increase in inventory reserves for fiscal 2007 and the impact of the fixed component of cost of sales at lower levels of revenue, partially offset by royalty revenue received in the current year and no amortization of acquired developed product technology in fiscal 2007. We expect continued pressure on our gross margins , due to ongoing pricing pressures and changes in the revenue mix to lower margin products.

OPERATING EXPENSES

Research and Development

	Year Ended March 31
	2007	2006	2005
	(Dollars in thousands)

Research and development	$64,497	$48,700	$41,534
Research and development as a percentage of revenue	30.0%	18.1%	20.3%

Research and development expenses include costs associated with research and development personnel, application engineers, development tools, hardware and software licenses, prototyping and the amortization of acquired intangibles.

Research and development expenses for the year ended March 31, 2007 were $64,497, compared with $48,700 in fiscal 2006 and $41,534 in fiscal 2005. These annual increases are a reflection of the continued investment in the research and development of technologies addressing the television and video markets, especially the digital TV market and other related technologies, such as DisplayPort, a new digital interconnect standard, MCTitm by Faroudja, our motion compensation technology, and our universal demodulator technology for our DTV products. In addition, the mix of spending has changed, as we devote increasing resources to improving performance and integration of the more complex multimedia and video applications, especially digital TV technologies, while the focus within the monitor applications has moved more towards technologies supporting multi-function monitors. Genesis’s move towards lower geometry processes, including 0.13 micron and lower, for its highly integrated SOC digital TV chips has also increased research and development spending.

The increase in research and development expenses is also due to an increase in stock-based compensation charges primarily due to the adoption of FAS 123R in fiscal 2007, higher labor-related costs due to increased headcount and increased IP consulting costs, partially offset by a decrease in the amortization of acquired intangibles. Research and development expenses include stock-based compensation charges of $8,454 in fiscal 2007, $421 in fiscal 2006 and $1,941 in fiscal 2005.

Selling, General and Administrative

	Year Ended March 31
	2007	2006	2005
	(Dollars in thousands)

Selling, general and administrative expenses	$65,223	$48,698	$45,619
Selling, general and administrative expenses as a percentage of revenue	30.4%	18.1%	22.3%

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

Selling, general and administrative expenses for the year ended March 31, 2007 were $65,223, compared with $48,698 in fiscal 2006 and $45,619 in fiscal 2005. The increase of 34% in fiscal 2007 from fiscal 2006 is mainly due to an increase in stock-based compensation of $9,213 primarily due to the adoption of FAS 123R in fiscal 2007 and a legal settlement of $4,500 that was recorded in the third quarter of fiscal 2007. Selling, general and administrative expenses include stock-based compensation charges of $9,790 in fiscal 2007, $577 in fiscal 2006 and $2,553 in fiscal 2005.

Impairment of goodwill and intangible assets

	Year Ended March 31
	2007	2006	2005
	(In thousands)

Impairment of goodwill and intangibles	$101,001	$—	$—

We are required to evaluate goodwill annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Due to a sustained reduction in our market capitalization plus the decline in current and projected revenue from certain customers, we determined a triggering event occurred in the third quarter of fiscal 2007 requiring management to assess the recoverability of goodwill. Impairment is tested at the reporting unit level by comparing the reporting unit’s carrying amount to its fair value. Where the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for the amount by which the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill.

We have determined that the Company has one reporting unit for purposes of goodwill impairment review under SFAS 142. Upon performing the impairment test, it was found that the carrying value of goodwill exceeded its implied fair value of $84,405 and therefore an impairment charge of $97,576 was recorded in the third quarter of fiscal 2007. We engaged an independent valuation professional to assist with our measurement of fair value as part of the goodwill and intangible asset impairment tests. The fair value of the reporting unit was estimated using a combination of the market approach and a discounted cash flows approach.

Due to a decline in projected revenue for products which incorporate technology acquired from VM Labs in fiscal 2002, we determined a triggering event occurred in the third quarter of fiscal 2007 which required us to reassess the underlying value of the acquired technology. Management assessed the recoverability of this asset by comparing its carrying amount with its estimated fair value using a discounted cash flow approach. An impairment was identified for which we recorded a non-cash impairment charge of $3,425 prior to performing the goodwill impairment analysis.

NON OPERATING INCOME AND EXPENSES

Interest and Other Income

	Year Ended March 31
	2007	2006	2005
	(In thousands)

Interest income	$9,042	$5,403	$1,939
Gain on sale of investment	3,217	—	—

	$12,259	$5,403	$1,939

Interest income includes interest earned on cash, cash equivalents and short-term investments.

Interest income earned in fiscal 2007 increased by $3,639 to $9,042 compared to $5,403 in fiscal 2006 due to the combined effects of higher average cash, cash equivalents and short-term investments and higher average interest rates during fiscal 2007 as compared to fiscal 2006. Interest income earned in fiscal 2006 increased by $3,464 from $1,939 to $5,403 also due to the combined effects of higher average cash, cash equivalents and short-term investments and higher average interest rates during fiscal 2006 as compared to fiscal 2005.

Other income includes a gain of $3,217 on the disposal of our entire investment in the shares of Techwell, Inc. in conjunction with their initial public offering.

Provision for Income Taxes

	Year Ended March 31
	2007	2006	2005
	(In thousands)

Current income tax expense	$3,316	$3,177	$6,386
Deferred income tax expense (recovery)	10,899	2,905	(3,432)

	$14,215	$6,082	$2,954

We recorded income tax expense of $14,215 for the year ended March 31, 2007, compared with expense of $6,082 for the year ended March 31, 2006 and an expense of $2,954 for the year ended March 31, 2005.

Our accounting effective tax rate typically differs from the expected statutory rates due to several permanent differences including, but not limited to, research and experimental development tax credits, stock-based compensation expense for which no tax benefits can be recognized, foreign exchange fluctuations on the U.S. dollar working capital balances of foreign subsidiaries, and differences in tax rates in foreign jurisdictions. Any net tax benefit of these items is partially offset by changes in the valuation allowance against net operating loss carry forwards. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of our deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible in the appropriate jurisdiction. Management considers projected future taxable income, uncertainties related to the industry in which Genesis operates and tax planning strategies in making this assessment. Historically, we have recorded the majority of our valuation allowance against the tax attributes in the United States. FASB Statement No. 109, Accounting for Income Taxes, states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as losses in the jurisdictions to which the deferred tax asset relate. As a result of the review of goodwill and intangible assets undertaken in the third quarter of fiscal 2007, we concluded that it was appropriate to establish a full valuation allowance in the financial statements against the tax attributes in Canada and recorded a valuation allowance in the third and fourth quarter of fiscal 2007. In addition, we expect to provide a full valuation allowance on future tax benefits in both the United States and Canada until we can demonstrate a sustained level of profitability that establishes our ability to utilize the assets in the jurisdictions to which the assets relate.

The increase in tax expense for fiscal 2006 compared to fiscal 2005, resulted primarily from much higher profitability. Income tax expense in fiscal 2005 also included a charge of approximately $3,700 as a result of a repatriation of approximately $73,000 of funds by our Canadian subsidiary which was treated as a dividend for U.S. tax purposes. Certain provisions of the American Jobs Creation Act of 2004 (AJCA), which was signed into law on October 22, 2004, allow for only 15% of this dividend to be taxable, but this may not be sheltered by net operating losses. This charge in fiscal 2005 also increased our effective tax rate for the year. We do not expect to repatriate any more earnings from international affiliates in the foreseeable future as we consider the investments to be permanent in nature. The Company has not recognized a deferred tax liability of approximately $19,600 for the unremitted earnings of its foreign affiliates.

As of March 31, 2007, we had generated deductible temporary differences and operating loss and tax credit carry forwards. We have approximately $155 million and $38 million of operating loss carry forwards in the United States and Canada, respectively, to offset future taxable income. A portion of the carry forwards expire on various dates through 2027, if not used. Utilization of a portion of net operating losses is subject to an annual limitation due to the ownership change provisions of the Internal Revenue Code of 1986 and similar state provisions.

We have established a valuation allowance for deferred tax assets related to certain loss carry forwards. At March 31, 2007, the valuation allowance totaled $103,248 and we have $252 of net deferred tax assets on our balance sheet. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance. We may record additional valuation allowances in the future. The benefit of $90 million of operating loss carryforwards, which relate to acquired entities or deductions associated with the exercise of certain stock options, if utilized, will result in an increase to equity and/or a reduction of goodwill.

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

	Three Months Ended
	Mar.	Dec.	Sep.	Jun.	Mar.	Dec.	Sep.	Jun.
	2007	2006	2006	2006	2006	2005	2005	2005
	(Unaudited)

Revenues	$38,592	$51,117	$69,009	$55,899	$60,862	$73,965	$74,854	$59,825
Cost of revenues(2)	24,555	30,261	38,225	33,240	35,684	39,762	41,974	35,619

Gross profit	14,037	20,856	30,784	22,659	25,178	34,203	32,880	24,206
Operating expenses:
Research and development(2)	16,558	15,621	17,401	14,917	13,655	12,541	11,542	10,962
Selling, general and administrative(2)	15,301	19,786	15,314	14,822	13,658	12,195	12,092	10,753
Impairment of goodwill and intangibles(1)	—	101,001	—	—	—	—	—	—

Total operating expenses	31,859	136,408	32,715	29,739	27,313	24,736	23,634	21,715

Income (loss) from operations	(17,822)	(115,552)	(1,931)	(7,080)	(2,135)	9,467	9,246	2,491
Interest and other income, net	2,342	2,324	2,212	5,381	1,907	1,519	1,067	910

Income (loss) before income taxes	(15,480)	(113,228)	281	(1,699)	(228)	10,986	10,313	3,401
Provision for (recovery of) income taxes	(28)	17,209	173	(3,139)	89	3,621	1,032	1,340

Net income (loss)	$(15,452)	$(130,437)	$108	$1,440	$(317)	$7,365	$9,281	$2,061

Earnings (loss) per share:
Basic	$(0.42)	$(3.57)	$0.00	$0.04	$(0.01)	$0.21	$0.27	$0.06
Diluted	$(0.42)	$(3.57)	$0.00	$0.04	$(0.01)	$0.20	$0.25	$0.06
Weighted average number of shares of common stock outstanding:
Basic	37,030	36,585	36,437	36,001	35,760	35,413	34,826	33,624
Diluted	37,030	36,585	36,840	36,518	35,760	37,295	37,534	35,060

(1)	See Notes 5 & 6 to our consolidated financial statements included in Item 8 of this report.

(2)	Effective April 1, 2006 we adopted statement of Financial Accounting Standards No. 123 (Revised 2004), Share-based Payment. See Note 9 to our consolidated financial statements in Item 8 of this report.

Most of our revenues come from sales of semiconductors to manufacturers of flat-panel displays, including televisions and LCD monitors. Revenue fluctuates from quarter to quarter depending on a number of factors, including, but not limited to the relative growth in our target markets, changes in our market share, changes in our customer’s market share, the rate of decline in ASPs, the price of LCD panels, which often impacts demand for our products, and inventory levels of display controllers and finished goods at our customers’ locations. The revenue decrease in the later part of fiscal year 2007 is primarily due to the change in our market share and our customers market share and the decline in ASPs. Gross margins have varied from quarter to quarter depending on changes in product mix, levels of inventory reserves required, level of product yields in the manufacturing process, prices charged by our manufacturing vendors, and the difference in rates of decline of ASP’s compared to average product costs.

Research and development expenses have varied from quarter to quarter primarily due to changes in staff levels, the purchase of technology and licenses needed for digital TV development, and the timing of non-recurring engineering charges related to new product development. Selling, general and administrative expenses have varied from quarter to quarter primarily due to changes in staff levels for sales and customer support activities, costs associated with compliance of the Sarbanes-Oxley Act of 2002, sales and marketing promotional events, and sales commissions.

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

Periodically, we may be required to use a portion of our cash balances to increase investment in operating assets such as prepaid assets or inventory to assist in the growth of our business, or for property and equipment. Furthermore, because we do not have our own semiconductor manufacturing facility, we may be required to make deposits to secure supply in the event there is a shortage of manufacturing capacity in the future. While we currently have no plans to raise additional funds for such uses, we could be required or could elect to seek to raise additional capital in the future.

From time to time we evaluate acquisitions and investments in businesses, products or technologies that are complimentary or strategic to our business. Any such transactions, if consummated, may use a portion of our working capital or require the issuance of equity securities that may result in further dilution to our existing stockholders.

	March 31,
	2007	2006
	(Dollars in thousands)

Cash and cash equivalents	$123,701	$154,630
Short-term investments	64,549	30,749

Cash, cash equivalents and short-term Investments	188,250	185,379

Working capital	$202,108	$204,518
Current ratio	8.13	6.08
Days Sales Outstanding	46	54
Inventory days	61	45

At March 31, 2007, cash and short-term investments totaled $188,250 compared with $185,379 at March 31, 2006. Our current ratio was 8.13 at March 31, 2007 compared to 6.08 at March 31, 2006. Net cash generated from operating activities was $2,244 in fiscal year 2007 compared with $49,055 in fiscal 2006.

Working capital generation of cash related primarily to the decrease in accounts receivable and the increase in income taxes payable, partially offset by a decrease in accounts payable and accrued liabilities. Accounts receivable decreased by $16,729 from March 31, 2006 to March 31, 2007 primarily due to a decrease in revenue in fiscal 2007. Days sales outstanding (“DSO”) decreased at March 31, 2007 to 46 days, compared to 54 days at March 31, 2006. Our credit policy is to offer credit to customers only after examination of their creditworthiness. Our payment terms range from cash in advance of shipment, to payment ninety days after shipment. For fiscal 2007, our three largest customers accounted for 36% of revenue, compared with 35% in fiscal 2006 and 34% in fiscal 2005. Additionally, these top three customers accounted for 49% of accounts receivable at March 31, 2007 and 34% at March 31, 2006. Inventory levels decreased by 4% from March 31, 2006 to $16,424 from $17,175. Average days of inventory on hand at March 31, 2007 increased to 61days compared to 45 days at March 31, 2006. The average inventory levels and inventory turns is impacted by a number of dynamic activities including the accuracy of customer forecasts, expected panel supplies, and pricing considerations. These activities are not necessarily an indication of what inventory turns might be in the future.

Net cash used in investing activities was $41,878 during the year ended March 31, 2007, net cash of $54,659 was used during the year ended March 31, 2006. Net cash generated from investing activities was $90,068 during the year ended March 31, 2005. The decrease in cash used, year over year, was primarily due to an increase in net proceeds received on the maturity of short-term investments and the sale of an investment during the fiscal year 2007.

Net cash provided by financing activities was $8,705 in the year ended March 31, 2007, $30,477 in the year ended March 31, 2006, and $7,594 in the year ended March 31, 2005. These represent funds received for the purchase of shares under the terms of our stock option and employee stock purchase plans.

Contractual Obligations

As of March 31, 2007, our principal commitments consisted of obligations outstanding under operating leases. These commitments include a lease for our new corporate headquarters in Santa Clara, California, which was signed in September 2006. This new lease commenced on January 1, 2007, expires in January 2012, and is non-cancelable. The aggregate minimum annual payments required under our lease obligations, excluding sub-lease income, by fiscal year are as follows:

	Payments Due By Fiscal Year
	Total	2008	2009	2010	2011	2012

Operating Leases	$14,879	$4,958	$4,464	$2,529	$1,863	$1,065

Our lease agreements expire at various dates through calendar 2012.

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

We carry out a significant portion of our operations outside of the United States, primarily in Canada and in India and to a lesser extent China, Japan, South Korea, Singapore and Taiwan. Although virtually all of our revenues and costs of revenues are denominated in U.S. dollars, portions of our operating revenue and expenses are denominated in foreign currencies. Accordingly, our operating results are affected by changes in the exchange rate between the U.S. dollar and those currencies. Any future strengthening of those currencies against the U.S. dollar could negatively impact our operating results by increasing our operating expenses as measured in U.S. dollars. The maximum potential exposure on a near-term 10% depreciation in the U.S. dollar is estimated to be approximately $4 million annually. We do not currently engage in any hedging or other transactions intended to manage the risks relating to foreign currency exchange rate fluctuations, other than natural hedges that occur as a result of holding both assets and liabilities denominated in foreign currencies. We may, in the future, undertake hedging or other such transactions, if we determine it is necessary to offset exchange rate risks. Based on our overall currency rate exposure at March 31, 2007 and March 31, 2006, a near-term 10% appreciation or depreciation in the U.S. dollar relative to a pool of our foreign currencies would not have a material effect on our operating expenses or financial condition.

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

Management assessed the effectiveness of Genesis Microchip’s internal control over financial reporting as of March 31, 2007. In making this assessment, management used the criteria set forth in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment of internal controls over financial reporting, management has concluded that, as of March 31, 2007, Genesis Microchip’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Genesis Microchip’s independent registered public accounting firm, KPMG LLP, have issued an audit report on our assessment of Genesis Microchip’s internal control of financial reporting. This report appears on page F-3.

FINANCIAL STATEMENTS TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Genesis Microchip Inc.

We have audited the accompanying consolidated balance sheets of Genesis Microchip Inc. as of March 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genesis Microchip Inc. as of March 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Genesis Microchip Inc.’s internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 7, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG
Chartered Accountants, Licensed Public Accountants

Toronto, Canada
June 7, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Genesis Microchip Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Genesis Microchip Inc. maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Genesis Microchip Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Genesis Microchip Inc. maintained effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Genesis Microchip Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Genesis Microchip Inc. as of March 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended March 31, 2007, and our report dated June 7, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG
Chartered Accountants, Licensed Public Accountants

Toronto, Canada
June 7, 2007

Genesis Microchip Inc.

Consolidated Balance Sheets

	March 31,
	2007	2006
	(In thousands, except
	per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$123,701	$154,630
Short-term investments	64,549	30,749
Accounts receivable trade, net of allowance for doubtful accounts of nil in 2007 and $401 in 2006	19,455	36,184
Inventories (Note 3)	16,424	17,175
Prepaids and other	6,324	6,034

Total current assets	230,453	244,772
Property and equipment, net (Note 4)	16,238	16,459
Intangible assets, net (Note 5)	5,006	9,055
Goodwill (Note 6)	84,405	181,981
Deferred income taxes (Note 10)	252	11,151
Other long-term assets (Note 7)	15,360	16,259

Total assets	$351,714	$479,677

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,759	$14,911
Accrued liabilities	14,888	21,778
Income taxes payable	6,698	3,565

Total current liabilities	28,345	40,254
Stockholders’ equity (Notes 8 and 9):
Capital stock:
Preferred stock:
Authorized — 5,000 preferred shares, $0.001 par value issued and outstanding — none at March 31, 2007 and at March 31, 2006	—	—
Common stock:
Authorized — 100,000 common shares, $0.001 par value issued and outstanding — 37,097 shares at March 31, 2007 and 35,899 shares at March 31, 2006	37	36
Additional paid-in capital	465,744	441,197
Cumulative other comprehensive loss	(94)	(94)
Treasury shares	(833)	—
Deferred stock-based compensation	—	(4,572)
Retained Earnings (deficit)	(141,485)	2,856

Total stockholders’ equity	323,369	439,423

Total liabilities and stockholders’ equity	$351,714	$479,677

Commitments and contingencies (Note 13)

See accompanying Notes to consolidated financial statements.

Genesis Microchip Inc.

Consolidated Statements of Operations

	Year Ended March 31,
	2007	2006	2005
	(In thousands, except per share amounts)
Revenues	$214,617	$269,506	$204,115
Cost of revenues(1)(2)	126,281	153,039	125,394

Gross profit	88,336	116,467	78,721
Operating expenses:
Research and development(3)(5)	64,497	48,700	41,534
Selling, general and administrative(4)	65,223	48,698	45,619
Impairment of goodwill and intangible assets (Notes 5 and 6)	101,001	—	—

Total operating expenses	230,721	97,398	87,153

Income (loss) from operations	(142,385)	19,069	(8,432)
Interest and other income, net:
Interest income	9,042	5,403	1,939
Gain on sale of investment	3,217	—	—

Interest and other income, net	12,259	5,403	1,939

Income (loss) before income taxes	(130,126)	24,472	(6,493)
Provision for income taxes (Note 10)	14,215	6,082	2,954

Net income (loss)	$(144,341)	$18,390	$(9,447)

Earnings (loss) per share (Note 12):
Basic	$(3.95)	$0.53	$(0.29)
Diluted	$(3.95)	$0.50	$(0.29)
Weighted average number of common shares outstanding (Note 12):
Basic	36,514	34,909	33,084
Diluted	36,514	36,877	33,084

(1) Amount includes amortization of acquired developed product technology	$—	$6,835	$7,700
(2) Amount includes stock-based compensation	$1,338	$63	$—
(3) Amount includes stock-based compensation	$8,454	$421	$1,941
(4) Amount includes stock-based compensation	$9,790	$577	$2,553
(5) Amount includes amortization of acquired developed product technology	$1,552	$2,809	$2,916

See accompanying Notes to consolidated financial statements.

Genesis Microchip Inc.

Consolidated Statements of Stockholders’ Equity

					Cumulative
			Additional		Other	Deferred	Retained	Total
	Common Shares		Paid-In	Treasury	Comprehensive	Stock-Based	Earnings/	Stockholders’
	Number	Amount	Capital	Shares	Loss	Compensation	(Deficit)	Equity
	(In thousands)

Balances, March 31, 2004	32,653	32	395,837	—	(94)	(2,833)	(6,087)	386,855
Net loss	—	—	—	—	—	—	(9,447)	(9,447)
Issued under stock option and stock purchase plans	826	1	7,593	—	—	—	—	7,594
Stock-based compensation related to acceleration of vesting in terminations	—	—	2,000	—	—	(2,000)	—	—
Stock-based compensation	—	—	—	—	—	4,494	—	4,494
Reversal of stock-based compensation related to terminations	—	—	(107)	—	—	107	—	—

Balances, March 31, 2005	33,479	33	405,323	—	(94)	(232)	(15,534)	389,496
Net income	—	—	—	—	—	—	18,390	18,390
Issued under stock option and stock purchase plans	2,420	3	30,473	—	—	—	—	30,476
Stock-based compensation related to acceleration of vesting in terminations	—	—	62	—	—	(62)	—	—
Unamortized portion of restricted stock units	—	—	5,342	—	—	(5,342)	—	—
Stock-based compensation	—	—	—	—	—	1,061	—	1,061
Unrealized portion of stock-based compensation related to terminations	—	—	(3)	—	—	3	—	—

Balances, March 31, 2006	35,899	36	441,197	—	(94)	(4,572)	2,856	439,423
Net loss	—	—	—	—	—	—	(144,341)	(144,341)
Issued under stock option and stock purchase plans	1,198	1	9,537	—	—	—	—	9,538
Treasury stock	—	—	—	(833)	—	—	—	(833)
Reversal of unamortized portion of restricted stock units	—	—	(4,572)	—	—	4,572	—	—
Stock-based compensation	—	—	19,582	—	—	—	—	19,582

Balances, March 31, 2007	37,097	$37	$465,744	$(833)	$(94)	$—	$(141,485)	$323,369

See accompanying Notes to consolidated financial statements.

Genesis Microchip Inc.

Consolidated Statements of Cash Flows

	Year Ended March 31
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net Income (loss)	$(144,341)	$18,390	$(9,447)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	11,313	8,742	6,729
Amortization of intangible assets	2,477	9,946	10,857
Impairment of intangible assets	3,425	—	—
Goodwill impairment	97,576	—	—
Non-cash stock-based compensation	19,582	1,061	4,494
Deferred income taxes	10,899	2,905	(2,773)
Gain on sale of investment	(3,217)	—	—
Other	360	496	224
Change in operating assets and liabilities, net of amounts acquired:
Accounts receivable trade	16,729	(5,874)	(1,985)
Inventories	751	382	1,216
Prepaids and other	(290)	(451)	614
Accounts payable	(8,152)	2,867	2,196
Accrued liabilities	(8,001)	10,144	131
Income taxes payable	3,133	447	598

Net cash provided by operating activities	2,244	49,055	12,854
Cash flows from investing activities:
Purchase of short-term investments	(109,493)	(102,482)	(174,683)
Proceeds on sales and maturities of short-term investments	75,693	71,733	273,664
Additions to property and equipment	(7,452)	(8,597)	(4,712)
Proceeds on sale of investment	3,919	—	—
Investments	—	(10,190)	—
Additions to mask sets	(2,753)	(3,673)	(2,082)
Additions to intangible assets	(1,853)	(1,736)	(1,391)
Other	61	286	(728)

Net cash provided by (used in) investing activities	(41,878)	(54,659)	90,068
Cash flows from financing activities:
Proceeds from issue of common stock	8,705	30,477	7,594

Net cash provided by financing activities	8,705	30,477	7,594
Increase (decrease) in cash and cash equivalents	(30,929)	24,873	110,516
Cash and cash equivalents, beginning of year	154,630	129,757	19,241

Cash and cash equivalents, end of year	$123,701	$154,630	$129,757

Supplemental cash flow information:
Cash received for interest	$8,879	$5,365	$1,994
Cash paid for income taxes	$121	$3,218	$5,687
Supplemental disclosure of non-cash investing and financing activities:
Stock-based compensation	$—	$(3)	$(107)
Additional paid-in capital	$—	$62	$2,000

See accompanying Notes to consolidated financial statements.

Genesis Microchip Inc.

Notes to Consolidated Financial Statements
(dollars in thousands, except per share amounts)

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

Genesis Microchip Inc.

Notes to Consolidated Financial Statements — (Continued)

Cash and cash equivalents

All highly liquid investments with an original maturity of three months or less at the date of acquisition are classified as cash equivalents. Cash and cash equivalents of $123,701 and $154,630 as of March 31, 2007 and 2006, respectively, consist primarily of government securities, corporate bonds and commercial paper.

Short-term investments

All of our short-term investments are categorized as available-for-sale at the balance sheet date, and have been presented at fair value, which approximates amortized cost. If material, any temporary difference between the cost and fair value of an investment would be presented as a separate component of stockholders’ equity. Short-term investments at March 31, 2007 consist entirely of government and corporate notes and bonds.

Accounts receivable

Accounts receivable are recorded based on the selling price of the item sold and are recorded at the time of shipment. An allowance for doubtful accounts is determined based on a review of our customers’ past due balances. The following table presents a roll forward of the allowance for doubtful accounts for the indicated periods:

	Year Ended	Year Ended	Year Ended
	March 31,	March 31,	March 31,
	2007	2006	2005

Balance as of beginning of year	$401	$282	$422
Provision (recovery)	(401)	259	(75)
Write offs	—	(140)	(65)

Balance as of end of year	$—	$401	$282

Genesis records a recovery of a provision when amounts have subsequently been collected.

Inventories

Inventories consist of finished goods and work-in-process and are stated at the lower of standard cost (approximates actual cost on first-in, first-out basis) or market value, being net realizable value. A reserve against inventories for obsolescence or unmarketable inventories is estimated based upon assumptions about future demand and market conditions.

The following table presents a roll forward of the inventories obsolescence reserve for the indicated periods:

	Year Ended	Year Ended	Year Ended
	March 31,	March 31,	March 31,
	2007	2006	2005

Balance as of beginning of year	$3,665	$2,954	$3,243
Increase to provision	2,293	1,080	883
Write offs	(2,029)	(369)	(1,172)

Balance as of end of year	$3,929	$3,665	$2,954

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

Intangible assets

Intangible assets are comprised of acquired technology, patents, trademarks and trade names. Patents are amortized on a declining-balance basis at a rate of 10% while all other intangible assets are amortized on a straight-line basis over four to seven years. The Company continually evaluates the remaining estimated useful life of intangible assets that are being amortized to determine whether events or circumstances warrant a revision to the remaining period of amortization.

As a result of an impairment review that was performed in December 2006, the Company recorded an impairment of intangible assets of $3,425 in the quarter ended December 31, 2006 (Note 5).

Goodwill

Goodwill represents the excess purchase price over the fair value of acquired net assets and is tested for impairment during the fourth quarter of each fiscal year or more frequently if events and circumstances indicate that the asset might be impaired. Impairment is tested at the reporting unit level by comparing the reporting unit’s carrying amount to its fair value. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for the amount by which the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill.

As a result of an impairment review that was performed in December 2006, the Company recorded an impairment of goodwill of $97,576 in the quarter ended December 31, 2006 (Note 6). The Company did not record any goodwill impairment charges in fiscal 2006 or 2005.

Asset impairments

Management reviews long-lived assets, such as capital assets and definite lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount including associated intangible assets of the operation.

An impairment loss is recognized if the operation is determined to be unable to recover the carrying amount of its assets. Intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented in the appropriate asset and liability sections of the balance sheets.

Genesis Microchip Inc.

Notes to Consolidated Financial Statements — (Continued)

Revenue recognition

Genesis recognizes revenue primarily from semiconductor product sales to customers when a contract is established, the price is determined, shipment is made and collectibility is reasonably assured. Genesis has also periodically entered into license agreements and recognizes royalty revenue. Distributor agreements, which may be canceled by either party upon specified notice, generally contain a provision for the return of the Company’s products in the event the agreement with the distributor is terminated, and the distributor’s products have not been sold. Accordingly, revenue and related cost of revenues from sales to distributors are deferred until the distributors resell the product, which is verified by point-of-sale reports. At the time of shipment to distributors, we record a trade receivable for the selling price, relieve inventory of the value of the product shipped and record the gross margin as deferred revenue, a component of accrued liabilities on our consolidated balance sheets. In certain circumstances, where orders are placed with non-cancelable/non-returnable terms, we recognize revenue upon shipment. Sales to distributors were 22% of revenue for fiscal year 2007, 21% of revenue for fiscal year 2006 and 13% for fiscal year 2005. There have been no significant product returns.

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

	Year Ended	Year Ended	Year Ended
	March 31,	March 31,	March 31,
	2007	2006	2005

Balance as of beginning of year	$164	$230	$200
Increase to provision	442	157	288
Write offs	(396)	(223)	(258)

Balance as of end of year	$210	$164	$230

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

Currency translation

The U.S. dollar is the functional currency of Genesis and of its subsidiaries. Transactions originating in foreign currencies are translated into U.S. dollars at exchange rates approximating those at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated at the period-end rate of exchange and non-monetary items are translated at historical exchange rates. Exchange gains and losses are included in the consolidated statements of operations and did not have a material effect in the years ended March 31, 2007, March 31, 2006, and March 31, 2005.

Research and development expenses

Research and development costs are expensed as incurred other than acquired technology which has alternative future use (Note 5). Research and development costs include costs associated with algorithm and semiconductor development including the costs of developing software used within our semiconductor devices.

Genesis Microchip Inc.

Notes to Consolidated Financial Statements — (Continued)

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

The Company adopted SFAS 123R using the modified prospective transition method, which requires the recognition of compensation expense for awards granted after April 1, 2006 that are expected to vest and for unvested awards granted prior to adoption that are expected to vest after the adoption date. The compensation expense related to the awards granted prior to adoption is based on the grant date fair value estimated in accordance with SFAS 123 for prior year pro forma disclosure purposes, adjusted to reflect estimated forfeitures. In accordance with the modified prospective transition method, prior period results have not been adjusted to reflect the adoption of SFAS 123R. No modifications were made to the terms of the Company’s outstanding stock options in anticipation of the adoption of SFAS 123R. See Note 9.

Genesis Microchip Inc.

Notes to Consolidated Financial Statements — (Continued)

Comprehensive income

Comprehensive income is defined as the change in equity of a company during a period resulting from transactions and other events and circumstances from non-owner sources. For the fiscal years ended March 31, 2007, 2006, and 2005, there was no difference between the Company’s net income (loss) and comprehensive income (loss).

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

Genesis is entitled to Canadian federal and provincial research and development investment tax credits which are earned as a percentage of eligible current and capital research and development expenditures incurred in each taxation year. Investment tax credits are available to be applied against future income tax liabilities, subject to a ten year carry forward period. Investment tax credits are classified as a reduction of income tax expense for items of a current nature and a reduction of the related asset cost for items of a long- term nature, provided that Genesis has reasonable assurance that the tax credits will be realized.

Recent accounting pronouncements

Standards adopted in 2007:

In September 2006, the staff of the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 requires SEC registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB 108 does not change the staff’s previous guidance in SAB 99 on evaluating the materiality of misstatements. When the effect of initial adoption is determined to be material, SAB 108 allows registrants to record that effect as a cumulative-effect adjustment to beginning-of-year retained earnings under U.S. GAAP. SAB 108 is effective for the Company’s annual financial statements for the current fiscal year. The adoption of SAB 108 did not impact the Company’s financial statements for the year ended March 31, 2007.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 provides guidance on the accounting for, and reporting of, changes in accounting principles and error corrections. SFAS 154 requires retrospective application to prior period’s financial statements of voluntary changes in accounting principles and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. Certain disclosures are also required for restatements due to correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and has been adopted by the Company for the year ended March 31, 2007. The adoption of SFAS 154 did not impact the Company’s financial statements for the year ended March 31, 2007.

Genesis Microchip Inc.

Notes to Consolidated Financial Statements — (Continued)

Subsequent to year end the Company has undertaken a review of amortization methods applied to property and equipment and intangible assets. As a result of the review, the Company has concluded that the pattern of consumption for property and equipment and patents has changed, and that the straight line amortization method better matches the consumption pattern of these assets. As provided by SFAS 154, the Company will apply this change prospectively as of April 1, 2007. The Company estimates that the change in depreciation methods will not have a significant impact on depreciation and amortization expense in fiscal year 2008.

Standards issued but not yet adopted:

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires that companies recognize the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained, assuming examination by tax authorities. The amount recognized would be the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability would be recognized for the taxes attributable to any benefit claimed, or expected to be claimed, in a tax return in excess of the amount of the uncertainty that is eligible to be recognized as a benefit in the financial statements, along with any interest and penalty (if applicable) on the excess. Disclosure will also be required for those uncertain tax positions where it is reasonably possible that the estimate of the tax benefit will change significantly in the next 12 months. FIN 48 is effective for the Company’s fiscal year beginning on April 1, 2007. The effect, if any, of adopting FIN 48 on the Company’s consolidated financial statements is currently being evaluated by management.

Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (“SFAS 157”) was issued in September 2006. SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 also expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not expand the use of fair value measurements in any new circumstances. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. SFAS 157 is effective for fair value measurements and disclosures made by the Company in its fiscal year beginning on April 1, 2008. The Company is currently reviewing the impact of this statement.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. SFAS 159 is effective for the Company beginning July 1, 2008. The Company is currently assessing the potential impact that the adoption of SFAS 159 will have on its financial statements.

3.	INVENTORIES

Inventories consist of the following:

	March 31,	March 31,
	2007	2006

Finished goods	$11,596	$10,717
Work-in-process	8,757	10,123

	20,353	20,840
Less reserve for obsolescence	(3,929)	(3,665)

Total	$16,424	$17,175

Genesis Microchip Inc.

Notes to Consolidated Financial Statements — (Continued)

4.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31,	March 31,
	2007	2006

Property and equipment	$19,697	$17,429
Software	24,711	21,632
Leasehold improvements	4,280	6,215

	48,688	45,276
Less accumulated amortization	(32,450)	(28,817)

Total	$16,238	$16,459

5.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	March 31, 2007
		Accumulated
	Cost	Amortization	Impairment	Net

Acquired technology	$48,792	$44,009	$3,425	$1,358
Patents	5,132	1,484	—	3,648
Other	500	500	—	—

Total	$54,424	$45,993	$3,425	$5,006

	March 31, 2006
		Accumulated
	Cost	Amortization	Impairment		Net

Acquired technology	$47,953	$42,029		$—	$5,924
Patents	4,118	987		—	3,131
Other	500	500		—	—

Total	$52,571	$43,516	$		$9,055

During the year ended March 31, 2007, $2,477 was amortized (2006 — $9,946; 2005 — $10,857).

Due to a decline in projected revenue for products which incorporate technology acquired from VM Labs in fiscal 2002, the Company determined a triggering event occurred in the quarter ending December 31, 2006 which required the Company to reassess the underlying value of the acquired technology. The Company engaged an independent valuation professional to assist with its measurement of fair value as part of the intangible asset impairment test. The recoverability of this asset was assessed by comparing its carrying amount with its estimated fair value using a discounted cash flow approach. An impairment was identified for which the Company recorded a non-cash impairment charge of $3,425 prior to performing the goodwill impairment analysis.

Genesis Microchip Inc.

Notes to Consolidated Financial Statements — (Continued)

Estimated future intangible assets amortization expense, based on current balances, as of March 31, 2007 is as follows:

For the Year Ended	March 31

2008	$738
2009	688
2010	467
2011	257
2012	198
Thereafter	2,658

Total	$5,006

6.	GOODWILL

The majority of the goodwill carried on the balance sheet arose in February 2002 when the Company acquired Sage Inc. for approximately $297,000.

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

	March 31, 2007			March 31, 2006
	Cost	Impairment	Net	Cost	Impairment	Net

Goodwill	$181,981	$(97,576)	$84,405	$181,981	$—	$181,981

Management has determined that the Company has one reporting unit for purposes of goodwill impairment review under SFAS 142. Upon performing the impairment test, it was found that the carrying value of goodwill exceeded its implied fair value of $84,405 and therefore an impairment charge of $97,576 was recorded in the quarter ending December 31, 2006. The Company engaged an independent valuation professional to assist with its measurement of fair value as part of the goodwill impairment test. The fair value of the reporting unit was estimated using a combination of the market approach and a discounted cash flows approach. There was no impairment charge for fiscal 2006.

7.	OTHER LONG TERM ASSETS

Other long-term assets consist of the following:

	March 31,	March 31,
	2007	2006

Investments (at cost)	$10,190	$11,177
Production mask sets, net of accumulated amortization of $2,729 in fiscal 2007, $2,775 in fiscal 2006	5,170	5,082

Total	$15,360	$16,259

During the year ended March 31, 2006, the Company purchased $10,000 of preferred shares of a private company. In conjunction with the investment, the company also signed a Master Development and Cross License

Genesis Microchip Inc.

Notes to Consolidated Financial Statements — (Continued)

Agreement giving both companies access to each other’s certain technologies for select markets and enabling future joint product development that focuses on multimedia processors used in the mobile video market. The preferred shares are convertible to common shares on a one for one basis.

Amortization expense of $2,700 was recognized in relation to production mask sets during the year ended March 31, 2007 (2006 — $1,343; 2005 — $1,269).

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

Preferred Stock Rights Agreement

On June 26, 2002, the Board of Directors adopted a Preferred Stock Rights Agreement, dated as of June 27, 2002, between Genesis and Mellon Investor Services, L.L.C. (the “Rights Agreement”). Under the Rights Agreement, each share of common stock carries a right to obtain additional stock according to the terms provided in the Rights Agreement (each, a “Right” and collectively, the “Rights”).

The Rights will not be exercisable or separable from the common stock until the occurrence of certain events. If a person or group acquires or announces a tender or exchange offer that would result in the acquisition of a certain percentage of the common stock of Genesis while the Rights Agreement remains in place, the Rights will become exercisable, unless redeemed, by all Rights holders except the acquiring person or group, for shares of Genesis or of the third party acquirer having a value of twice the Right’s then-current exercise price. Until a right is exercised, the holder of a right, as such, will have no rights as a stockholder of Genesis, including, without limitation, the rights to vote as a stockholder or receive dividends.

Genesis Microchip Inc.

Notes to Consolidated Financial Statements — (Continued)

9.	STOCK-BASED COMPENSATION

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

The Company adopted SFAS 123R using the modified prospective transition method, which requires the recognition of compensation expense for awards granted after April 1, 2006 that are expected to vest and for unvested awards granted prior to adoption that are expected to vest after the adoption date. The compensation expense related to the awards granted prior to adoption is based on the grant date fair value estimated in accordance with SFAS 123 for prior year pro forma disclosure purposes, adjusted to reflect estimated forfeitures. In accordance with the modified prospective transition method, prior period results have not been adjusted to reflect the adoption of SFAS 123R. No modifications were made to the terms of the Company’s outstanding stock options in anticipation of the adoption of SFAS 123R.

During the year ended March 31, 2007, the Company recognized stock-based compensation expense of $19,582, related to stock options, restricted stock units and employee stock purchase plans granted to employees and directors. The Company has not capitalized any stock-based compensation costs as part of the cost of an asset. There were no tax benefits recognized related to the compensation cost for share-based payments.

The cumulative effect of the implementation of SFAS 123R for the year ended March 31, 2007 was to increase loss from operations, loss before income taxes and net loss by $17,205 and basic and fully diluted loss per share by $0.47. In addition, $4,572 of deferred stock-based compensation recorded as a reduction to stockholder’s equity as of March 31, 2006 was reversed against the Company’s additional paid-in-capital. There was no impact on cash flows from operating and financing activities.

The fair value of stock-based compensation was determined using the Black-Scholes option-pricing model using a dividend yield of 0% and the assumptions noted in the following table:

	Year Ended	Year Ended	Year Ended
	March 31,	March 31,	March 31,
	2007	2006	2005

Stock option plans:
Risk-free interest rates	4.9%	4.8%	3.6%
Volatility	66%	78%	90%
Expected life (in years)	4.25	4.25	4.25
Employee stock purchase plan:
Risk-free interest rates	5.1%	4.8%	3.1%
Volatility	47%	78%	90%
Expected life (in years)	0.75	1.25	1.25

The Company uses historical volatility as a basis for projecting the expected volatility of the underlying stock and estimates the expected life of its stock options based upon historical data. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Genesis Microchip Inc.

Notes to Consolidated Financial Statements — (Continued)

The weighted average grant date fair values of options granted during fiscal 2007, 2006 and 2005, were $6.23, $12.67 and $10.12, respectively.

In accordance with SFAS 123R, the Company is required to estimate the number of instruments for which the requisite service is expected to be rendered. Under APB 25, forfeiture rates were recognized as they occurred. The cumulative effect of the change in accounting policy for the adjustment related to the forfeitures for the prior periods was not material at April 1, 2006.

Had the Company accounted for stock-based compensation in accordance with SFAS 123R prior to April 1, 2006, our net earnings would have approximated the pro forma amount for the periods indicated as follows:

	Year Ended	Year Ended
	March 31,	March 31,
	2006	2005

Net income (loss) attributable to common stockholders:
As reported	$18,390	$(9,447)
Stock compensation, as reported	1,061	4,494
Stock compensation, under SFAS 123	(22,432)	(28,345)

Pro forma	$(2,981)	$(33,298)

Basic earnings (loss) per share:
As reported	$0.53	$(0.29)
Pro forma	$(0.09)	$(1.01)
Diluted earnings (loss) per share:
As reported	$0.50	$(0.29)
Pro forma	$(0.08)	$(1.01)

The pro forma stock compensation expense for the year ended March 31, 2005 has been restated from that previously presented to reflect changes identified in the methodology of their revaluation.

STOCK OPTION AND STOCK PURCHASE PLANS

1997 Employee Stock Option Plan

The 1997 Employee Stock Option Plan (“1997 Employee Plan”) provided for the granting to employees of incentive stock options, nonstatutory stock options, stock appreciation rights, stock purchase rights and restricted stock units for up to 800,000 shares of common stock plus an annual increase to be added on the first day of each fiscal year equal to the least of (i) 2,000,000 shares of common stock, (ii) 3.5% of the outstanding shares on such date, or (iii) an amount determined by the Board of Directors of Genesis. The exercise price of incentive stock options granted under the 1997 Employee Plan was not to be less than 100% (110% in case of any options granted to a person who held more than 10% of the total combined voting power of all classes of shares of Genesis) of the fair market value of the shares of common stock subject to the option on the date of the grant. The term of the options do not exceed 10 years (five years in the case of any incentive stock options granted to an employee who held more than 10% of the total combined voting power of all classes of shares of Genesis) and generally vest over four years.

As of March 31, 2007, there were 1,856,000 shares available for grant under the 1997 Employee Plan. In the quarter ended September 30, 2005, the Company amended the 1997 Employee Plan to allow the granting of stock appreciation rights and restricted stock units. The Company has not issued any stock appreciation rights to date. Restricted stock units generally vest over a period of 4 years.

Genesis Microchip Inc.

Notes to Consolidated Financial Statements — (Continued)

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

1997 Non-Employee Stock Option Plan

The 1997 Non-Employee Stock Option Plan (“Non-Employee Plan”) provides for the granting to non-employee directors and consultants of Genesis of options for up to 500,000 shares of common stock. The exercise price of stock options granted under the Non-Employee Plan may not be less than 100% of the fair market value of the shares of common stock subject to the option on the date of the grant. Options granted under the Non-Employee Plan have a term of up to ten years and generally vest over periods of up to two years. As of March 31, 2007, there were 70,000 shares available for grant under the Non-Employee Plan.

2000 Nonstatutory Stock Option Plan

The 2000 Nonstatutory Stock Option Plan (“2000 Plan”) provides for the granting to employees and non-employees of nonstatutory stock options and stock appreciation rights for up to 1,500,000 shares of common stock plus an annual increase to be added on the first day of each fiscal year equal to the least of (i) 2,000,000 shares of common stock, (ii) 3.5% of the outstanding shares on such date, or (iii) an amount determined by the Board of Directors of Genesis. The exercise price of stock options granted under the 2000 Plan has not been less than 100% of the fair market value of the shares of common stock subject to the option at the date of grant. The options generally have a term of 10 years and vest over four years. As of March 31, 2007, there were 1,475,000 shares available for grant under the 2000 Employee Plan. In the quarter ended September 30, 2005, the Company amended the 2000 Nonstatutory Stock Option Plan to allow the granting of stock appreciation rights. The Company has not issued any stock appreciation rights to date.

2001 Nonstatutory Stock Option Plan

The 2001 Nonstatutory Stock Option Plan (“2001 Employee Plan”) provides for the granting to employees of nonstatutory stock options for up to 1,000,000 shares of common stock. The exercise price of stock options granted under the 2001 Employee Plan are determined by the plan administrator but have not been less than 100% of the fair market value of the shares of common stock subject to the option at the date of grant. The options generally have a term of 10 years and vest over four years. As of March 31, 2007, there were 107,000 shares available for grant under the 2001 Employee Plan.

2003 Stock Plan

The 2003 Stock Plan (“2003 Stock Plan”) provides for the granting to newly hired employees of nonstatutory stock options, stock appreciation rights, stock purchase rights, restricted stock, performance shares and performance units for up to 1,000,000 shares of common stock. The exercise price of stock options granted under the 2003 Stock Plan have not been less than 100% of the fair market value of the shares of common stock subject to the option at the date of grant. The options generally have a term of 10 years and vest over four years. As of March 31, 2007, there were 119,000 shares available for grant under the 2003 Employee Plan.

Genesis Microchip Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Employee Stock Purchase Plan

Genesis has established an employee stock purchase plan under which employees may authorize payroll deductions of up to 15% of their compensation (as defined in the plan) to purchase shares of common stock at a price equal to 85% of the lower of the fair market values as of the beginning or the end of each six month purchase period within an offering period. The plan provides for the purchase of 500,000 shares of common stock plus an annual increase to restore the number of shares available for purchase under the plan to 500,000. As of March 31, 2007, there were 215,000 shares available for issuance under this plan.

Effective July 1, 2006, awards granted pursuant to the plan may be exercised at the end of each six month purchase period within a twelve month offering period. The offering period of awards granted prior to July 1, 2006 was approximately twenty-four months. On May 10, 2007, we amended the plan to make the final offering period six months instead of twelve months.

Genesis Microchip Inc.

Notes to Consolidated Financial Statements — (Continued)

Summary of Stock Options

Details of stock option transactions are as follows:

		Weighted Average
	Number of	Exercise Price	Weighted Average
	Options	Per Share	Remaining Life
	(In thousands)		(Years)

Outstanding, March 31, 2004	7,272	$15.01	7.90
Issued	2,729	14.93
Exercised	(423)	8.79
Forfeited	(568)	13.92
Expired	(205)	21.02

Outstanding, March 31, 2005	8,805	15.22	7.49
Issued	760	19.98
Exercised	(2,065)	12.66
Forfeited	(291)	14.00
Expired	(82)	22.55

Outstanding, March 31, 2006	7,127	16.43	6.74
Issued	1,276	11.17
Exercised	(536)	8.36
Forfeited	(620)	15.37
Expired	(893)	20.32

Outstanding, March 31, 2007	6,354	$15.61	5.90

Exercisable, March 31, 2005	4,359	$16.10	6.34
Exercisable, March 31, 2006	4,267	$16.67	6.10
Exercisable, March 31, 2007	4,239	$16.52	5.72

During the year ended March 31, 2007, 1,402,452 stock options vested.

At March 31, 2007, compensation expense of $14,806 related to non-vested stock options has not been recognized. This cost is expected to be recognized over a weighted average period of 1.07 years. The total intrinsic value of options outstanding and options exercisable at March 31, 2007 was $1,192 and $1,140, respectively. The total intrinsic value of options exercised during the year ended March 31, 2007 was $1,815. The total intrinsic value of options exercised during the year ended March 31, 2006 and 2005 was $19,985 and $2,871, respectively.

For the year ended March 31, 2007, cash in the amount of $8,707 was received as the result of the exercise of options granted under share-based payment arrangements which includes $3,703 for stock options exercised and $5,004 for the sale of shares in connection with the Employee Stock Purchase Plan.

Genesis Microchip Inc.

Notes to Consolidated Financial Statements — (Continued)

Summary of Restricted Stock Units

Details of restricted stock unit transactions are as follows:

		Weighted Average
		Grant-Date
	Number of RSUs	Fair Value
	(In thousands)

Nonvested, March 31, 2005	—	$—
Granted	270	19.93
Forfeited	(4)	19.80

Nonvested, March 31, 2006	266	19.93
Granted	609	11.47
Vested	(112)	11.12
Forfeited	(74)	15.06

Nonvested, March 31, 2007	689	$13.15

At March 31, 2007, compensation expense of $5,837 related to non-vested restricted stock units has not been recognized. This cost is expected to be recognized over a weighted average period of 1.48 years. The total fair value of restricted stock units vested during the year ended March 31, 2007 was $1,205. No restricted stock units vested during the year ended March 31, 2006.

The Company’s policy is to satisfy stock option exercises and RSUs by issuing new shares of common stock. No cash was used by the Company to settle equity instruments granted under stock-based compensation arrangements.

10.	INCOME TAXES

The provision for (recovery of) income taxes consists of:

	Year Ended	Year Ended	Year Ended
	March 31,	March 31,	March 31,
	2007	2006	2005

Current	$3,316	$3,177	$6,386
Deferred	10,899	2,905	(3,432)

Total	$14,215	$6,082	$2,954

Genesis Microchip Inc.

Notes to Consolidated Financial Statements — (Continued)

The provision for (recovery of) income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

	Year Ended	Year Ended	Year Ended
	March 31,	March 31,	March 31,
	2007	2006	2005

Basic federal rate applied to income before provision for (recovery of) income taxes	$(44,244)	$8,320	$(2,208)
Adjustments resulting from:
State and provincial income taxes	(7,808)	1,468	(390)
Non-deductible expenses and other permanent differences	5,293	324	2,672
Non-deductible impairment of goodwill and intangible assets	40,400	—	—
Research and development deductions and investment tax credits	(3,740)	(3,668)	(1,276)
Foreign exchange and tax rate differences	(7,834)	(9,870)	(9,371)
Tax on repatriation from foreign subsidiary	—	—	3,701
Change in valuation allowance	30,174	9,403	9,745
Other items	1,974	105	81

Total	$14,215	$6,082	$2,954

Pretax income from foreign operations was $9,122, $42,979 and $34,609 for the years ended March 31, 2007, 2006, and 2005, respectively.

On October 22, 2004, the “American Jobs Creation Act of 2004” (“AJCA”) was signed into law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. In March 2005, the Company repatriated $73,000 of earnings and profits in accordance with certain provisions of the AJCA. A charge of $3,701 associated with this repatriation is included in the provision for income taxes for the year ended March 31, 2005. Under normal circumstances, U.S. income and foreign withholding taxes are not provided on certain unremitted earnings of international affiliates which Genesis considers to be indefinitely reinvested in the foreign jurisdiction. A deferred tax liability will be recognized when the Company can no longer demonstrate that it plans to indefinitely reinvest the undistributed earnings. As of March 31, 2007, the undistributed earnings of these affiliates were approximately $49,000. The Company has not recognized a deferred tax liability of approximately $19,600 for the unremitted earnings of its foreign affiliates.

Significant components of Genesis’ deferred tax assets are as follows:

	March 31,	March 31,
	2007	2006

Acquisition-related intangibles	$(1,864)	$(1,864)
Net operating loss carryforwards	69,563	55,616
Research tax credit carryforwards	23,916	20,317
Net capital loss carryforwards	6,157	7,137
Other	5,727	2,596

Net deferred tax asset	103,499	83,802
Less valuation allowance	(103,247)	(72,651)

Total	$252	$11,151

Genesis Microchip Inc.

Notes to Consolidated Financial Statements — (Continued)

The valuation allowance increased by $30,596 during the year ended March 31, 2007 (2006 — $14,825), primarily as a result of the Company recording a full valuation allowance against the tax attributes in both Canada and the United States.

The valuation allowance includes $13,232 (2006 — $13,232) arising from acquired losses and research credits, which, if realized, will be credited to goodwill. The valuation allowance also includes $22,662 (2006 — $22,434) of losses arising from stock option deductions of which subsequently recognized tax benefits will be recorded as additional paid-in capital. No such benefit was realized during 2007, 2006 or 2005.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible in the appropriate jurisdiction. Management considers projected future taxable income, uncertainties related to the industry in which Genesis operates and tax planning strategies in making this assessment. FASB Statement No. 109, Accounting for Income Taxes, states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as losses in the jurisdictions to which the deferred tax asset relate. As a result of the review of goodwill and intangible assets undertaken in the third quarter of fiscal 2007, the Company concluded that it was appropriate to establish a further valuation allowance. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences net of the existing valuation allowance.

11.	RELATED PARTY TRANSACTIONS

In March 2006, Genesis made an equity investment in Mobilygen Corp, and Elias Antoun, our president and CEO, joined Mobilygen’s Board of Directors.

In March 2006, we entered into a cross-licensing agreement with Mobilygen Corp., a privately held company that is developing H.264 and other video codec solutions for mobile devices. The agreement will give both companies access to certain technologies for select markets and enables them to jointly define future products to complement existing product portfolios.

The investment in Mobilygen is recorded within other long term assets. No financial transactions were undertaken with Mobilygen during the year ended March 31, 2007.

Genesis Microchip Inc.

Notes to Consolidated Financial Statements — (Continued)

12.	EARNINGS (LOSS) PER SHARE

The following table reconciles the numerators and denominators of the basic and diluted earnings (loss) per share computation as required by SFAS 128:

	Year Ended	Year Ended	Year Ended
	March 31,	March 31,	March 31,
	2007	2006	2005

Numerator for basic and diluted earnings (loss) per share:
Net income (loss)	$(144,341)	$18,390	$(9,447)

Denominator for basic earnings (loss) per share (in thousands):
Weighted average common shares	36,514	34,909	33,084

Basic earnings (loss) per share	$(3.95)	$0.53	$(0.29)

Denominator for diluted earnings (loss) per share (in thousands):
Weighted average common shares	36,514	34,909	33,084
Stock options	—	1,968	—

Shares used in computing diluted earnings (loss) per share	36,514	36,877	33,084

Diluted earnings (loss) per share	$(3.95)	$0.50	$(0.29)

Anti-dilutive potential common shares excluded from above calculation (in thousands):	6,837	5,804	8,251

Had Genesis been profitable during the year ended March 31, 2007, 313,000 shares would have been added to weighted average shares for the purposes of calculating diluted earnings per share (2005 — 1,192,000 shares).

13.	COMMITMENTS AND CONTINGENCIES

Lease commitments

Genesis leases premises in the United States, Canada, India, Taiwan, Japan, South Korea, Singapore, China and Turkey under operating leases that expire between April 2007 and January 2012. In addition, certain equipment is leased under non-cancelable operating leases expiring in various years through 2011. Future minimum lease payments by fiscal year are as follows:

2008	$4,958
2009	4,464
2010	2,529
2011	1,863
2012	1,065
Thereafter	—

Total	$14,879

Rental expense was $5,580 for the year ended March 31, 2007, $4,244 for the year ended March 31, 2006, and $4,249 for the year ended March 31, 2005.

Genesis Microchip Inc.

Notes to Consolidated Financial Statements — (Continued)

Legal proceedings

Genesis is not a party to any material legal proceedings.

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

Guarantees and indemnifications

In connection with certain agreements that we have executed in the past, we have at times provided indemnities to cover the indemnified party for matters such as product liability. We have also on occasion included intellectual property indemnification provisions in the terms of our technology related agreements with third parties. Maximum potential future payments cannot be estimated because many of these agreements do not have a maximum stated liability. However, historic costs related to these indemnification provisions have not been significant. We have not recorded any liability in our consolidated financial statements for such indemnities.

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

Revenues from unaffiliated customers by geographic region were as follows:

	Year Ended	Year Ended	Year Ended
	March 31,	March 31,	March 31,
	2007	2006	2005

United States	$1,180	$3,493	$8,803
China	83,707	115,016	78,167
Japan	24,005	27,356	15,289
South Korea	53,256	51,487	52,871
Taiwan	20,307	28,704	28,824
Europe	24,705	31,131	13,334
Rest of world	7,457	12,319	6,827

Total	$214,617	$269,506	$204,115

Genesis Microchip Inc.

Notes to Consolidated Financial Statements — (Continued)

Net long-lived assets by country were as follows:

	March 31,	March 31,
	2007	2006

United States	$94,716	$197,561
Rest of world	10,933	9,934

Total	$105,649	$207,495

Concentration information

The following table shows the percentage of our revenues in the years ended March 31, 2007, 2006 and 2005 that was derived from customers who individually accounted for more than 10% of revenues in that year:

	Year Ended
	March 31,
	2007	2006	2005

Customer A	16%	15%	15%
Customer B	10%	10%	—
Customer C	10%	10%	—
Customer D	—	—	10%

The following table shows customers accounting for more than 10% of accounts receivable trade at March 31, 2007 and March 31, 2006:

	Year Ended March 31,
	2007	2006

Customer 1	36%	22%
Customer 2	13%	12%
Customer 3	—	12%
Customer 4	—	11%

15.	COMPARATIVE FIGURES

We have reclassified certain prior year information to conform to the current year’s presentation.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.  Our management evaluated, with the participation of our Chief Executive Officer and our Principal Accounting Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and our Principal Accounting Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting.  Please see Management’s Annual Report on Internal Control over Financial Reporting under Item 8 of this Form 10-K, which report is incorporated herein by reference.

(b) Changes in internal control over financial reporting.   There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

Currently, there are seven (7) members of our Board of Directors. The following table sets forth certain information concerning our current directors.

			Director
Name	Age	Position	Since

Class III Directors Whose Terms Expire at the 2007 Annual Meeting
Jon Castor(1)(4)	55	Director	2004
Chieh Chang(2)(3)	55	Director	2004
Jeffrey Diamond(2)(4)	55	Chairman of the Board	2001
Class I Directors Whose Terms Expire at the 2008 Annual Meeting:
Tim Christoffersen(1)(3)	65	Director	2002
Robert H. Kidd(1)(4)	63	Director	2002
Class II Directors Whose Terms Expire at the 2009 Annual Meeting:
Chandrashekar M. Reddy(2)(3)	47	Director	2002
Elias Antoun	51	President, Chief Executive Officer and Director	2004

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Corporate Governance Committee.

(4)	Member of the Nominating Committee.

Jon Castor has been a director of Genesis since November 2004. From January 2004 to June 2004, Mr. Castor was an Executive Advisor to the Chief Executive Officer of Zoran Corporation, and from August 2003 to December 2003, he was Senior Vice President and General Manager of Zoran’s DTV Division. From October 2002 to August 2003, Mr. Castor was the Senior Vice President and General Manager of the TeraLogic Group at Oak Technology Inc., a developer of integrated circuits (ICs) and software for digital televisions and printers which was acquired by Zoran. Prior to that, Mr. Castor co-founded TeraLogic, Inc., a developer of digital television ICs, software and systems in June 1996 where he served in several capacities including as its President, Chief Financial Officer and director from June 1996 to November 2000, and as its Chief Executive Officer and director from November 2000 to October 2002, when it was acquired by Oak Technology. Mr. Castor also serves on the Board of Directors of Adaptec Inc. (NASDAQ: ADPT), a data storage solutions company, and as a member of its Audit and Compensation Committees. Mr. Castor also serves as Chairman of the Board of Directors of Artimi, Inc., an ultrawideband wireless technology company, where he is also Chairman of the Compensation Committee, and as Chairman of the Board of Omneon Video Networks, a broadcast media server and storage company, where he is also Chairman of the Compensation Committee and a member of the Audit Committee. Mr. Castor received his B.A. with distinction from Northwestern University and his M.B.A. from Stanford Graduate School of Business.

Chieh Chang has been a director of Genesis since November 2004. Mr. Chang has been a member of the board of directors of Oplink Communications, Inc. since September 1995. Since February 2003, Mr. Chang has served as Vice Chairman of Chingis Technology Corporation., a fabless semiconductor design company, and from February 2000 to February 2003, as its Chief Executive Officer. From April 1992 to August 1996, Mr. Chang was the Director of Technology at Cirrus Logic, Inc., a semiconductor company. Mr. Chang received his B.S. in Electrical Engineering from the National Taiwan University and his M.S. in Electrical Engineering from UCLA.

Jeffrey Diamond was appointed Chairman of the Board of Directors in July 2003, and has served as a director since April 2001. After our acquisition of Paradise Electronics, Inc. in May 1999, Mr. Diamond also served as an executive officer and as a consultant to Genesis through December 2000. Prior to that, he served as a director of Paradise from its inception in 1996 and as its Chief Executive Officer from September 1998 until May 1999. Mr. Diamond held senior management positions at Cirrus Logic, Inc. from April 1992 to March 1995. Mr. Diamond received his B.S. in Business Administration from the University of Illinois.

Tim Christoffersen was appointed as a director in August 2002. Mr. Christoffersen served as Chief Financial Officer of Monolithic Power Systems, Inc. (MPS), a semiconductor company, from June 2004 to April 2006, and served on MPS’s board of directors from March 2004 to July 2004. Since January 1999, Mr. Christoffersen has been a financial consultant to technology companies. Prior to that, Mr. Christoffersen served as Chief Financial Officer of NeoParadigm Labs, Inc. from 1998 to 1999 and as Chief Financial Officer of Chips & Technologies, Inc. from 1994 until its sale to Intel Corporation in 1998. Mr. Christoffersen was Executive Vice President, Director and Chief Operating Officer of Resonex, Inc. from 1991 to 1992. From 1986 to 1991, Mr. Christoffersen held several managerial positions with Ford Motor Company. Mr. Christoffersen is a Phi Beta Kappa graduate of Stanford University where he earned a B.A. in Economics. He also holds a Master’s degree in Divinity from Union Theological Seminary in New York City.

Robert H. Kidd was appointed as a director in August 2002. Mr. Kidd serves as President of Location Research Company of Canada Limited, a consulting company. Mr. Kidd also serves as a director of Hostopia.com (TSX: H), a provider of private-label wholesale hosting, email, and application services, and as Vice Chairman of Appleby College Foundation. Mr. Kidd served as Chief Financial Officer of Technology Convergence Inc. from 2000 to 2002, of Lions Gate Entertainment Corp. from 1997 to 1998, and of InContext Systems Inc. from 1995 to 1996. He served as Senior Vice President, Chief Financial Officer and Director of George Weston Limited from 1981 to 1995, as a partner of Thome Riddell, Chartered Accountants, a predecessor firm of KPMG LLP, from 1973 to 1981 and as a Lecturer in Finance, Faculty of Management Studies, University of Toronto, from 1971 to 1981. Mr. Kidd has served on several professional committees, including the Toronto Stock Exchange Investors & Issuers Advisory Committee from 1993 to 1998, the Canadian Institute of Chartered Accountants Emerging Issues Committee from 1992 to 1997 and the Canadian Securities Administrators Committee on Conflicts of Interest in Underwriting from

1994 to 1996. Mr. Kidd has a B. Commerce from the University of Toronto and an M.B.A. from York University. Mr. Kidd is a Fellow of the Institute of Chartered Accountants of Ontario.

Chandrashekar M. Reddy joined Genesis as a director upon its acquisition of Sage, Inc. in February 2002. He served as Vice Chairman and as Executive Vice President, Engineering of Genesis from February 2002 to November 2002. He served as Chairman of the Board of Directors and Chief Executive Officer of Sage from its inception in 1994 until its acquisition by Genesis in February 2002. Mr. Reddy served as the Chief Executive Officer of Athena Semiconductors, Inc., a wireless communications business, from December 2002 to October 2005 and as a member of its Board of Directors from January 2002 to October 2005, when it was acquired by Broadcom Corp. From 1986 to 1995, Mr. Reddy held several design and program management positions at Intel Corporation. Mr. Reddy also serves on the Board of Directors of Sonoros Corp., a privately held company. Mr. Reddy received an M.S. in Electrical Engineering from the University of Wisconsin, Madison and a B.S. in Electrical Engineering from the Indian Institute of Technology.

Elias Antoun has served as President and Chief Executive Officer of the Company and a member of our Board of Directors since November 2004. Prior to his appointment, Mr. Antoun served as the President and Chief Executive Officer of Pixim, Inc., an imaging solution provider for the video surveillance market, between March 2004 and November 2004. From February 2000 to August 2003, Mr. Antoun served as the President and Chief Executive Officer of MediaQ, Inc., a mobile handheld graphics IC company acquired by NVIDIA Corporation in August 2003. From January 1991 to February 2000, Mr. Antoun held a variety of positions with LSI Logic Corporation, most recently serving as Executive Vice President of the Consumer Products Division from 1998 until his departure in January 2000. Mr. Antoun served as a Director of HPL Technologies, Inc. from August 2000 to December 2005, and as Chairman of the Board of Directors of HPL Technologies, Inc. from July 2002 to December 2005. Mr. Antoun received a B.S. in Electrical Engineering from UCLA, and an M.B.A. from Stanford Graduate School of Business.

The Board of Directors, its Committees and Meetings

Board of Directors.  The Board of Directors held 26 meetings during the fiscal year ended March 31, 2007. Each director attended or participated telephonically in 75% or more of the aggregate of (i) the total number of the meetings of the Board of Directors (held during the period for which such director was a director) and (ii) the total number of meetings of all committees on which such director served (held during the period for which such director served as a committee member) during the fiscal year ended March 31, 2007.

A majority of the directors on the Company’s Board of Directors are independent within the meaning of the NASDAQ Stock Market, Inc. director independence standards, as currently in effect. The Board of Directors has determined that each of its current directors, except Elias Antoun, has no material relationship with Genesis and is independent. In addition, the independent members of the Board of Directors met numerous times during the fiscal year ended March 31, 2007.

Our Board of Directors has standing Compensation, Audit, Corporate Governance and Nominating Committees.

Compensation Committee.  The Compensation Committee reviews and evaluates the compensation and benefits of our officers, reviews general policy matters relating to compensation and benefits of our employees and makes recommendations concerning these matters to the Board of Directors. The Compensation Committee also administers our stock option plans and stock purchase plan. The Compensation Committee held 19 meetings during the fiscal year ended March 31, 2007.

Currently, our Compensation Committee consists of Mr. Diamond, Mr. Chang and Mr. Reddy, each of whom qualify as “independent” in accordance with the published listing requirements of Nasdaq. Mr. Diamond serves as chairman of this committee. The current Compensation Committee charter is available at our Web site located at www.gnss.com.

Audit Committee.  Among other things, the Audit Committee reviews the scope and timing of audit services and any other services that our independent accountants are asked to perform, the auditors’ report on our consolidated financial statements following completion of their audit and our policies and procedures with respect to internal accounting and financial controls. The Audit Committee also reviews and approves any related party transactions. The Audit Committee approves, in advance, all permissible non-audit services provided by the company’s independent accountants.

Currently, our Audit Committee consists of Mr. Christoffersen, Mr. Castor and Mr. Kidd. Mr. Kidd serves as chairman of this committee. The Audit Committee held 15 meetings during the fiscal year ended March 31, 2007. In addition to qualifying as “independent” in accordance with the published listing requirements of Nasdaq, each member of the Audit Committee qualifies as “independent” under special standards established by the SEC for members of audit committees. The Audit Committee also includes at least one independent member who is determined by the Board of Directors to meet the qualifications of an “audit committee financial expert” in accordance with SEC rules, including that the person meets the relevant definition of an independent director. The Board of Directors has determined that each of the current Audit Committee members is independent and an audit committee financial expert. Stockholders should understand that this designation is a disclosure requirement of the SEC related to the Audit Committee members’ experience and understanding with respect to certain accounting and auditing matters. The designation as an audit committee financial expert does not impose upon an Audit Committee member any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and the Board of Directors, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or the Board of Directors. The current Audit Committee charter is available at our Web site located at www.gnss.com.

Nominating Committee.  The Nominating Committee is responsible for seeking, screening and recommending for nomination candidates for election to the Board of Directors and appointments to the Board of Directors to fill any vacancies. In so doing, the Nominating Committee may evaluate, among other things:

•	The current size, composition and needs of the Board of Directors and its committees;

•	such factors as judgment, independence, character and integrity, area of expertise, diversity of experience, length of service, and potential conflicts of interest of candidates; and

•	such other factors as the Nominating Committee may consider appropriate.

These factors, and any other qualifications considered useful by the Nominating Committee, are reviewed in the context of an assessment of the perceived needs of the Board of Directors at a particular point in time. As a result, the priorities and emphasis of the Nominating Committee and of the Board of Directors may change from time to time to take into account changes in business and other trends, and the portfolio of skills and experience of current and prospective Board of Directors members. Therefore, the Nominating Committee has not established any specific minimum criteria or qualifications that a nominee must possess. The current Nominating Committee charter is available at our Web site located at www.gnss.com.

The Nominating Committee will evaluate candidates identified on its own initiative as well as candidates referred to it by other members of the Board of Directors, by our management, by stockholders who submit names to the Nominating Committee, or by other external sources. Since our last annual meeting in 2006, we have not employed a search firm or paid fees to other third parties in connection with seeking or evaluating Board of Directors nominee candidates.

With regard to referrals from our stockholders, the Nominating Committee’s policy is to consider recommendations for candidates to the Board of Directors from stockholders holding not less than 1% of our outstanding common stock continuously for at least twelve months prior to the date of the submission of the recommendation. Candidates suggested by stockholders are evaluated using the same criteria as for other candidates. A stockholder that desires to recommend a candidate for election to the Board of Directors shall direct the recommendation in written correspondence by letter to Genesis Microchip Inc., attention of the Company’s Secretary, at our offices at 2525 Augustine Drive, Santa Clara, California 95054. Such notice must include the candidate’s name, home and business contact information, detailed biographical data, relevant qualifications, a signed letter from the candidate confirming willingness to serve, information regarding any relationships between the candidate and Genesis within the last three years, evidence of the required ownership of common stock by the recommending stockholder, and to the extent known by the stockholder, any relationships between the candidate and competitors, customers, suppliers and any other parties that might give rise to the appearance of a potential conflict of interest. Any stockholder who wishes to make a direct nomination for election to the Board of Directors at an annual or special meeting for the election of directors must comply with procedures set forth in our bylaws.

Currently, our Nominating Committee consists of Mr. Diamond, Mr. Castor and Mr. Kidd, each of whom is “independent” in accordance with the published listing requirements of Nasdaq. Mr. Diamond serves as chairman of this committee. The Nominating Committee held two meetings during the fiscal year ended March 31, 2007.

The current Nominating Committee charter is available at our Web site located at www.gnss.com.

Corporate Governance Committee.  The Corporate Governance Committee oversees the Company’s disclosure controls and procedures, except for the financial reporting controls and procedures overseen by the Audit Committee, and recommends to the Board of Directors the adoption of any measures it deems advisable for the improvement of disclosure controls and procedures. Currently, our Corporate Governance Committee consists of Messrs. Christoffersen, Chang and Reddy. Mr. Christoffersen serves as chairman of this committee. The Corporate Governance Committee held two meetings during the fiscal year ended March 31, 2007.

The current Corporate Governance Committee charter is available at our Web site located at www.gnss.com.

Corporate Governance.

We believe transparent, effective, and accountable corporate governance practices are key elements of our relationship with our stockholders. To help our stockholders understand our commitment to this relationship and our governance practices, several of our key governance initiatives are summarized below.

Corporate Governance Guidelines.  Our Board of Directors has adopted Corporate Governance Guidelines which govern, among other things, Board member criteria (including limits on the number of boards upon which directors may serve), responsibilities, compensation and education, Board committee composition and charters, management succession, and Board self-evaluation. You can access these Corporate Governance Guidelines, along with other materials such as committee charters, on our website at www.gnss.com.

Code of Ethics.  We have adopted a code of ethics that applies to our principal executive officer and all members of our finance department, including the principal financial officer and principal accounting officer. This “Code of Ethics-Financial”, as well as our “Code of Business Conduct and Ethics”, which applies to all employees generally, are posted on our Website. The Internet address for our Website is http://www.gnss.com, and both codes may be found as follows:

1. From our main Web page, first click on “Investors,”

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

Director attendance at annual meetings.  Genesis does not have a formal policy regarding the attendance of its directors at annual or special meetings of stockholders, but the Company encourages directors to attend such meetings. Of the two directors elected at the September 13, 2006 annual meeting and the five continuing directors who were not up for re-election at that meeting, all seven directors attended that meeting.

Director continuing education.  Pursuant to our Corporate Governance Guidelines, Genesis encourages the directors to attend appropriate continuing education classes every two years. During the last two years, each member of our Board of Directors attended a director education program endorsed by Institutional Shareholder Services, except for Mr. Chang.

EXECUTIVE OFFICERS

The following table lists the names and positions held by each of our executive officers as of March 31, 2007:

Name	Age	Position

Elias Antoun	51	President, Chief Executive Officer and Director
Michael Healy(1)	45	Chief Financial Officer and Senior Vice President, Finance
Behrooz Yadegar(2)	47	Senior Vice President, Product Development
Hildy Shandell(3)	51	Senior Vice President, Corporate Development
Anders Frisk(4)	51	Executive Vice President
Ernest Lin	53	Senior Vice President, Worldwide Sales
Jeffrey Lin(5)	34	General Counsel
Ava Hahn(6)	34	Associate General Counsel and Secretary

(1)	On May 16, 2007, Michael Healy terminated employment.

(2)	On May 16, 2006, Behrooz Yadegar joined the company.

(3)	On September 12, 2006, Hildy Shandell joined the company.

(4)	In June 2007, Anders Frisk resigned from the company and will terminate employment on July 31, 2007.

(5)	On June 8, 2007, Jeffrey Lin was appointed Secretary of the company.

(6)	In May 2007, Ava Hahn resigned from the company and will terminate employment on June 12, 2007.

Elias Antoun has served as President and Chief Executive Officer since November 2004. Prior to his appointment, Mr. Antoun served as the President and Chief Executive Officer of Pixim, Inc., an imaging solution provider for the video surveillance market, between March 2004 and November 2004. From February 2000 to August 2003, Mr. Antoun served as the President and Chief Executive Officer of MediaQ, Inc., a mobile handheld graphics IC company acquired by NVIDIA Corporation in August 2003. From January 1991 to February 2000, Mr. Antoun held a variety of positions with LSI Logic Corporation, most recently serving as Executive Vice President of the Consumer Products Division from 1998 until his departure in January 2000. Mr. Antoun served as a Director of HPL Technologies, Inc. from August 2000 to December 2005, and as Chairman of the Board of Directors of HPL Technologies, Inc. from July 2002 to December 2005.

Michael Healy joined Genesis in February 2004 as Chief Financial Officer and Senior Vice President of Finance, and terminated employment in May 2007. Previously, Mr. Healy served as Chief Financial Officer of Jamcracker, Inc., a software and application service provider, from November 2002 to February 2004. From September 1997 to January 2002, Mr. Healy held senior level finance positions at Exodus Communications, including Senior Vice President of Finance. Prior to then, he held various senior financial management positions at Apple Computer, and was an auditor at Deloitte & Touche. Mr. Healy holds a bachelor’s degree in accounting from Santa Clara University and is a Certified Public Accountant. Mr. Healy is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

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

Hildy Shandell joined Genesis Microchip in September 2006 as Senior Vice President of Corporate Development. Prior to joining Genesis, Ms. Shandell was the Vice President of Corporate Development at Broadcom Corporation, a broadband communications semiconductor company, from September 2002 until September 2006. From January 1999 until May 2002, Ms. Shandell was with 3Dlabs Inc., a developer of graphics semiconductors, where she was most recently Chief Operating Officer. From January 1995 until January 1999, Ms. Shandell was Of

Counsel with Skadden, Arps, Slate, Meagher & Flom. From April 1994 until January 1999, Ms. Shandell also served as managing director of The Renaissance Fund, a private equity fund focused on high technology and infrastructure investments related to Israel. Prior to that, Ms. Shandell was a partner at Fulbright & Jaworski. Ms. Shandell holds a B.A. degree in Sociology and Government from Lehigh University and a J.D. from Temple University School of Law.

Anders Frisk has served as Executive Vice President since January 2003. Mr. Frisk joined Genesis in March 2000 as Vice President, Marketing. Prior to then, he served as Director of Technology Planning with Nokia from February 1998 to March 2000, and as PC Architecture Manager with Fujitsu ICL Computers from April 1991 to January 1998. Mr. Frisk has served on the board of the Video Electronics Standards Association, or VESA, and chaired VESA’s Monitor Committee for four years. Mr. Frisk holds a master’s degree in electrical engineering from Stockholm’s Royal Institute of Technology. Mr. Frisk has resigned from the company and will terminate employment on July 31, 2007.

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

Jeffrey Lin joined Genesis in September 2004 and has served as General Counsel since August 2005. Mr. Lin was appointed Secretary in June 2007. Prior to joining Genesis, from June 1999 to August 2004, Mr. Lin was an associate with Wilson Sonsini Goodrich & Rosati, P.C., where he focused on technology transactions for private and public companies. Prior to that, Mr. Lin was an attorney at the Federal Trade Commission, where he worked on antitrust matters in the microprocessor industry. Mr. Lin holds a B.S. from the University of Michigan and a J.D. from UCLA School of Law.

Ava Hahn joined Genesis in August 2002 as Corporate Counsel. From May 2003 to August 2005, she served as General Counsel, and since October 2003, she has also served as Secretary. In addition, Ms. Hahn was Assistant Secretary from September 2002 to October 2003. From August 2000 to August 2002, Ms. Hahn was Director, Legal Affairs at LuxN, Inc., an optical networking company. Prior to then, from August 1997 to August 2000, Ms. Hahn was an associate attorney with Wilson Sonsini Goodrich & Rosati, P.C. Ms. Hahn holds a bachelor’s degree from the University of California at Berkeley and a J.D. from Columbia Law School. Ms. Hahn has resigned from the company and will terminate employment on June 12, 2007.

Item 11.	EXECUTIVE COMPENSATION

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee of the Company has reviewed and discussed the following Compensation Discussion and Analysis with management, and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this 2007 Annual Report on Form 10-K.

Compensation Committee
Jeffrey Diamond (Chair)
Chieh Chang
Chandrashekar M. Reddy

COMPENSATION DISCUSSION AND ANALYSIS

Executive Compensation Program Objectives and Philosophy

The Compensation Committee of our Board of Directors oversees the design and administration of our executive officer compensation program. Our Compensation Committee’s philosophy in structuring and administering our executive officer compensation program is to maximize stockholder value over time by closely aligning the interests of the executive officers with those of our stockholders. To achieve this goal of maximizing stockholder value over time, the primary objectives of our executive officer compensation program are to:

•	Offer compensation opportunities that attract and retain executives whose abilities are critical to our long-term success;

•	Motivate executives to perform at their highest level and reward outstanding achievement;

•	Maintain a significant portion of the executive’s total compensation at risk, tied to achievement of financial, organizational and management performance goals; and

•	Encourage executives to manage from the perspective of owners with an equity stake in Genesis.

Determination of Compensation

Our Compensation Committee, in conjunction with our CEO and our Vice President, Human Resources, reviews at least annually our executive officers’ compensation levels to determine whether they provide adequate incentives and motivation to our executive officers. The Compensation Committee determines executive compensation based on an evaluation of the responsibilities, experience and performance levels of each individual executive officer as well as an evaluation of our overall effectiveness in attracting and retaining executives under our current business circumstances. For example, as further described in the “Risk Factors” section of this 10-K on page 10, Genesis has recently experienced significant turnover in its senior management team. The Compensation Committee considers executive retention and risks associated with management turnover among other factors in determining executive compensation. To help ensure that the levels of executive compensation determined by the Compensation Committee are effective in retaining and motivating our executive officers, the Compensation Committee also reviews compensation levels of comparable executive officers in other similarly situated companies with which we compete for talent. Our Compensation Committee’s most recent review occurred in late 2006 and early 2007, when our Compensation Committee retained an independent compensation consultant, Compensia, to assist it in evaluating our compensation practices and philosophy and to assist it in developing and implementing our executive compensation program. We paid Compensia $164,587 in fiscal 2007.

Our compensation consultant developed a competitive peer group based on input from the company, and performed an analysis of competitive performance and compensation levels. We define our competitive market for executive talent to be publicly traded fabless semiconductor companies headquartered in Northern California or with similar revenue levels, organization structures and numbers of employees. Comparable public companies used in our analysis include the following: Electronics For Imaging, OmniVision Technologies, Zoran, Silicon Storage Technology, Standard Microsystems, PMC-Sierra, Applied Micro Circuits, Sigmatel, PortalPlayer (now Nvidia), Semtech, Silicon Image, Integrated Silicon Solution, Cirrus Logic, Pixelworks and Trident Microsystems (together, the “Peer Group”).

Our Compensation Committee believes that reviewing Peer Group compensation levels can provide useful data for purposes of comparison. As a general guideline, the Compensation Committee believes that compensation levels at or near the Peer Group median should enable the Company to remain competitive in the markets for which the Company competes for talent. Peer Group compensation levels are among many factors we consider in assessing the reasonableness of our compensation. However, the Compensation Committee does not adhere to strict benchmark targets in setting compensation levels. Rather, the Compensation Committee sets compensation levels based on the skills, experience, responsibilities and achievements of each executive officer, taking into account the strategic objectives of the Company, the compensation ranges and relative performance of the Peer Group, and the recommendations of the CEO, except with respect to his own position. For example, in instances where an executive officer is uniquely key to our success, our Compensation Committee may provide compensation in excess of the

Peer Group median for comparable positions. Executives with significant experience and responsibility or a record of sustained high-performance may be paid more than the Peer Group median for their position, while executives with less experience or a shorter record of sustained high performance may be paid less than the Peer Group median for their position. Our Compensation Committee’s judgments with regard to market levels of compensation were based on the advice and Peer Group data provided by the compensation consultant, on industry compensation surveys from Radford Group, and the Compensation Committee’s experience with and knowledge of other similarly situated companies.

Based on an assessment by our compensation consultant, the Compensation Committee believes that average executive total compensation in fiscal 2007, including bonuses for performance in fiscal 2006 that were paid out in early fiscal 2007, approximated the 50th percentile of the Peer Group median. When bonus amounts for fiscal 2006 performance are replaced with bonus amounts for fiscal 2007 (which amounts equal zero, as further described below), average executive total compensation for fiscal 2007 was below the Peer Group median.

Elements of Executive Compensation

The principal elements of our executive compensation program are base salary, potential annual cash bonus awards pursuant to our executive bonus plan, and long-term equity incentives in the form of stock options and/or restricted stock units (“RSUs”). We view the separate components of compensation as related but distinct. The Compensation Committee does not believe that significant compensation derived from one component of compensation should necessarily negate or offset compensation from other components. We determine the appropriate level for each compensation component as well as for total compensation based in part, but not exclusively, on each executive’s responsibilities, performance and experience levels, our specific recruiting and retention goals, our view of internal equity and consistency, competitiveness and performance relative to the Peer Group and other considerations we deem relevant, such as rewarding extraordinary performance.

Base Salary

Base salaries are a necessary component of compensation in order to attract and retain talent and are intended to recognize and reward day-to-day performance. Base salaries for our executives are established based on the scope of their responsibilities and the experience and achievements of the executive, taking into account competitive market compensation paid by other companies for similar positions. Base salaries are reviewed annually, and adjusted from time to time, typically in April along with all other employees, to realign salaries with competitive market levels after taking into account individual responsibilities, performance and experience.

Executive Bonus Plan

Our executive bonus plan provides “at risk” cash compensation that is tied to annual performance and is intended to reward both individual achievement and achievement of corporate-level goals. We designed the bonus plan to focus our management on achieving key corporate objectives, to motivate certain desirable individual behaviors and to reward substantial achievement of our key corporate financial objectives and individual goals. Payment pursuant to the bonus plan is based upon two components, a corporate financial component and an individual performance objective component.

The corporate financial component is based on our financial performance relative to the minimum financial targets under our fiscal year 2007 operating plan. Specifically, these minimum targets are (a) 90% of the operating plan revenue, and (b) 90% of the operating plan non-GAAP operating income. Both (a) and (b) must be achieved in order for a bonus pool to be established under the plan. This component is weighted 75% towards non-GAAP operating income and 25% towards revenue achievement. For purposes of this calculation, non-GAAP operating income may be adjusted for unusual items (such as mergers and acquisitions) as determined by the CEO and Chief Financial Officer, and as approved by the Board of Directors. An eligible executive may earn a bonus up to the percentage of his/her salary as follows, for cash bonus amounts at 100% achievement of performance targets: Elie Antoun, Chief Executive Officer, 50% of base salary; Michael Healy, Chief Financial Officer, 25% of base salary; Ernest Lin, 37.5% of base salary; Behrooz Yadegar, 25% of base salary; Anders Frisk, 25% of base salary; Hildy Shandell, 25% of base salary.

The individual performance objectives are determined by our CEO and Compensation Committee or, in the case of our CEO, by our Compensation Committee, with input from the other members of our Board of Directors. Our performance goals are both quantitative and qualitative and are specific to each executive’s areas of responsibility.

With respect to quantitative goals, no discretion may be exercised because these goals are objective. With respect to qualitative goals, a moderate amount of discretion may be exercised because it is necessary to exercise discretion in order to determine whether such goals are met. We believe that our bonus target levels are difficult to achieve and that our executives must perform at a high level devoting their full time and attention in order to earn their respective bonuses.

Consistent with the at risk, pay-for-performance nature of the executive bonus plan, the plan is funded only if the company achieves at least 90% of corporate revenue and operating income goals. Executive target bonus levels are set to deliver cash compensation at or below market median levels for performance at or below target; for performance above target levels, the bonus opportunity accelerates so that total cash compensation earned will generally reflect levels above market median.

In fiscal 2007, we did not achieve our corporate financial goals, and as such the corporate bonus plan was not funded or paid, except a payment of $28,500 to Hildy Shandell pursuant to a guaranteed bonus provision in her offer letter.

Our Compensation Committee evaluates the effectiveness of our executive bonus plan on at least an annual basis and may in the future revise the program by, for example and without limitation, implementing performance share awards in lieu of or in combination with cash.

Long-Term Equity Incentive Compensation

Our equity incentive compensation plans have been established to provide our executive officers with incentives to help align those employees’ long-term interests with the interests of stockholders. The Compensation Committee believes that long-term performance is achieved through a culture that encourages such performance by our executive officers through the use of stock and stock-based awards, because the increase in value of granted awards is dependent on the company’s longer-term performance and stock price. We generally make these awards to executives when they become an executive of the company, as well as on an annual basis thereafter, typically in May. Equity award amounts are intended to make the company competitive in the market in attracting and retaining executives, while taking into consideration total compensation levels and the company’s overall goals of linking pay to performance and managing the dilution of existing stockholders’ interests that results from equity awards.

Our equity awards currently consist of a combination of stock option grants and RSUs, with awards weighted more towards stock options as an employee’s responsibilities and ability to impact the company’s financial performance increases. In general, executives will be awarded the majority of their ongoing equity in the form of stock options. To the extent we use RSUs for ongoing awards, they will typically comprise a lower percent of total equity awards. Stock options are attractive because they provide a relatively straightforward incentive to increase stockholder value over the long term, and also provide incentive for employees to continue their employment with the company. RSU awards provide additional incentive by providing employees with immediate stock ownership upon vesting, which aligns their interests with those of our stockholders. We believe that an RSU award program may consume fewer shares than options in order to achieve similar incentive levels because RSUs are immediately valuable to recipients, in contrast to stock options, which may or may not ultimately result in realizable value to recipients. Because of the lower share consumption rate associated with RSUs, our use of RSUs may lessen our equity overhang and reduce dilution for our stockholders as well as reduce our equity compensation expenses compared to an all stock option program. Our Compensation Committee evaluates the effectiveness of our long-term equity compensation program on at least an annual basis, and may in the future revise our program by, for example and without limitation, implementing an equity program with performance-based vesting.

In fiscal 2007, the Compensation Committee implemented a policy of awarding all equity grants on a fixed day of each month, in order to ease administration of awards and to avoid any appearance of setting the date of awards with the benefit of hindsight. Beginning in November 2006, stock options are granted with an exercise price equal to the closing price of our common stock on the day of grant, typically vest 25% after one year with the remainder vesting monthly over the next three years, and generally will expire six years after the date of grant. Prior to November 2006, our stock option grants typically had an exercise price equal to the closing price of our common stock on either the day of grant or the day before the grant. Beginning in November 2006, our RSU grants typically vest annually based upon continued employment over a four-year period. Prior to November 2006, our RSU awards typically vested either annually as described in the preceding sentence, or 25% after one year with the remainder vesting quarterly over the next three years. The vesting of certain of our named executive officers’ stock options may be accelerated in certain circumstances pursuant to the terms of their agreements with the company. These terms are more fully described below in Change of Control and Severance Benefits and Potential Payments on Termination or Change of Control below.

Change of Control and Severance Benefits

We provide the opportunity for certain of our named executive officers and certain other senior management to receive certain compensation or benefits under severance and/or change of control provisions contained in their employment and change of control severance agreements. Because we are a small company in a very competitive and growing industry, where longer-term compensation largely depends on future stock appreciation, the Compensation Committee believes these benefits are important to our ability to attract and retain an appropriate caliber of talent in key positions. Our executive officers may from time to time have competitive alternatives that may appear to them to be more attractive and/or less risky than working at Genesis. The change of control benefits also mitigate a potential disincentive for executives when they are evaluating a potential change of control of Genesis, particularly when the services of the executive officers may not be required by the acquiring company. Severance benefits are intended ease the consequences to an executive of an unexpected termination of employment and help in avoiding distraction during times of transition. Genesis benefits by requiring a general release from separated executives receiving severance benefits. Genesis may also request non-compete and non-solicitation provisions in connection with individual separation agreements. Our change of control agreements provide assurance of limited severance and benefits in the event an executive is terminated in connection with a change of control of Genesis. The Compensation Committee believes that our change of control agreements benefit Genesis and its stockholders by avoiding the distraction and loss of key management personnel that may occur in connection with rumored or actual fundamental corporate changes. The Compensation Committee’s analysis indicates that our severance and change of control provisions are consistent with the provisions and benefit levels of the Peer Group.

On a case-by-case basis, we may also extend option exercise periods for departing executives in connection with severance and release of claims agreements entered into at the time of severance. Please see the table Potential Payments on Termination or Change of Control on page 54.

Other Compensation and Perquisites

We offer our executive officers participation in our defined contribution 401(k) retirement plan, Employee Stock Purchase Plan (“ESPP”), and group life, disability and health insurance plans on the same basis as all of our employees, at the same rates charged to other employees. However, executive officers are not eligible to participate in our ESPP Loan Program, which is available to all ESPP participants other than executives. We previously provided our executives with a $600 per month car allowance in lieu of expense reimbursement for certain business-related car travel expenses, but we discontinued the car allowance in January 2007. We do not have any deferred compensation programs for executives or employees.

Executive Compensation Tables

The following tables presents compensation information for our fiscal year ended March 31, 2007 paid to or accrued for our Chief Executive Officer, Chief Financial Officer and each of our five other most highly compensated executive officers. We refer to these executive officers as our “named executive officers” elsewhere in this 10-K.

FISCAL YEAR 2007 SUMMARY COMPENSATION TABLE

							Non-Equity
					Stock	Option	Incentive Plan		All Other
Name and Principal					Awards	Awards	Compensation		Compensation	Total
Position	Year	Salary ($)	Bonus ($)		($)(7)	($)(8)	($)		($)(9)	($)

Elias Antoun,	2007	364,001	0		11,564	1,488,567	0		23,723	1,887,855
President & CEO
Michael Healy,	2007	241,384	0		9,406	790,324	0		24,043	1,065,157
formerly Sr. VP Finance and CFO(1)
Behrooz Yadegar,	2007	229,174	75,000	(2)	86,759	119,878	0		20,128	530,939
Sr. VP Product Development
Hildy Shandell,	2007	144,002	100,000	(3)	166,571	64,550	28,500	(3)	9,561	513,184
Sr. VP Corporate Development
Raphael Mehrbians,	2007	168,807	0		10,510	418,969	0		185,258	783,544
formerly Sr. VP Product Marketing(4)
Tzoyao Chan,	2007	102,120	0		10,510	401,431	0		233,371	747,432
formerly Sr. VP Product Development(5)
Anders Frisk,	2007	275,834	0		8,294	476,065	0		24,377	784,570
Executive Vice President(6)

(1)	Mr. Healy terminated employment with the Company on May 16, 2007.

(2)	Mr. Yadegar commenced employment on May 16, 2006 and received a $75,000 sign-on bonus.

(3)	Ms. Shandell commenced employment on September 12, 2006 and, pursuant to her offer letter, received a $100,000 sign-on bonus and a guaranteed bonus of $28,500 under our Executive Bonus Plan. The “Other Compensation” column includes $5,658 in reimbursement for legal fees incurred in connection with her offer letter.

(4)	Mr. Mehrbians terminated employment with the Company on October 31, 2006. The “Other Compensation” column includes $164,736 in severance pay and $8,667 in COBRA reimbursement pursuant to Mr. Merhbians’s separation agreement.

(5)	Mr. Chan terminated employment with the Company on July 31, 2006. The “Other Compensation” column includes $208,472 in severance pay and $16,251 in COBRA reimbursement pursuant to Mr. Chan’s separation agreement.

(6)	Mr. Frisk resigned from the company in June 2007 and will terminate employment on July 31, 2007.

(7)	The amounts in this column for “Stock Awards” indicate the amount in dollars recognized for financial statement reporting purposes for the fiscal year ended March 31, 2007 in accordance with FAS 123R disregarding forfeiture assumptions of $21,170. See Note 9 of the Notes to Consolidated Financial Statements for the assumptions used by the Company in calculating these amounts.

(8)	The amounts in this column for “Option Awards” indicate the amount in dollars recognized for financial statement reporting purposes for the fiscal year ended March 31, 2007 in accordance with FAS 123R disregarding forfeiture assumptions of $69,826. See Note 9 of the Notes to Consolidated Financial Statements for assumptions used by the Company in calculating these amounts.

(9)	See “All Other Compensation” and “Perquisites” tables.

Executive compensation is set by our Compensation Committee, and reviewed at least annually, based on an evaluation of the responsibilities, experience and performance levels of each individual executive officer. As discussed above, executive compensation consists primarily of base salary, awards of restricted stock units and stock options, and an executive bonus plan. For fiscal 2007, we did not meet the minimum financial target component of the executive bonus plan. As a result, the executive bonus plan was not funded and no payments were made, except for a payment of $28,500 to Ms. Shandell, who was guaranteed a bonus under the plan pursuant to her offer letter.

FISCAL YEAR 2007 ALL OTHER COMPENSATION TABLE

		Perquisites		Company
		and Other		Contributions	Severance
		Personal	Insurance	to Retirement and	Payments /
		Benefits	Premiums	401(k) Plans	Accruals
Name	Year	($)(1)	($)	($)	($)	Total ($)

Elias Antoun	2007	5,700	15,023	3,000	0	23,723
Michael Healy(2)	2007	5,700	15,343	3,000	0	24,043
Behrooz Yadegar	2007	5,100	15,028	0	0	20,128
Hildy Shandell(3)	2007	8,358	1,203	0	0	9,561
Raphael Mehrbians(2)	2007	4,200	6,497	1,158	173,403	185,258
Tzoyao Chan(2)	2007	2,400	5,024	1,224	224,723	233,371
Anders Frisk(4)	2007	5,700	15,677	3,000	0	24,377

(1)	Consists of car allowance, which was discontinued effective January 23, 2007.

(2)	No longer employed by the company.

(3)	Consists of car allowance, which was discontinued effective January 23, 2007, and reimbursement for legal fees incurred in connection with negotiating Ms. Shandell’s offer of employment.

(4)	Will terminate employment on July 31, 2007.

All other compensation consists of insurance premiums and 401(k) plan contributions, which are paid to executives at the same rate as other eligible employees. For part of fiscal 2007, we also paid a car allowance, which is reflected above.

FISCAL YEAR 2007 PERQUISITES TABLE

			Financial
		Car	Planning/	Total Perquisites and
Name	Fiscal Year	Allowance($)(1)	Legal Fees($)(2)	Other Personal Benefits($)

Elias Antoun	2007	5,700	0	5,700
Michael Healy(3)	2007	5,700	0	5,700
Behrooz Yadegar	2007	5,100	0	5,100
Hildy Shandell	2007	2,700	5,658	8,358
Raphael Mehrbians(3)	2007	4,200	0	4,200
Tzoyao Chan(3)	2007	2,400	0	2,400
Anders Frisk(4)	2007	5,700	0	5,700

(1)	The car allowance was discontinued for all executives effective January 23, 2007.

(2)	Paid pursuant to offer letter.

(3)	No longer employed by the company.

(4)	Will terminate employment on July 31, 2007.

Perquisites consist of the now-discontinued car allowance, also noted in “All Other Compensation” above, and reimbursement of legal fees to Ms. Shandell pursuant to her offer letter.

FISCAL YEAR 2007 GRANTS OF PLAN-BASED AWARDS TABLE

									All Other	All Other			Grant
									Stock	Option			Date
									Awards:	Awards:	Exercise or		Fair
			Estimated Future Payouts Under			Estimated Future Payouts Under			Number of	Number of	Base	Closing	Value of
			Non-Equity Incentive Plan Awards(4)			Equity Incentive Plan Awards			Shares of	Securities	Price	Price on	Stock &
					Maxi			Maxi	Stock or	Underlying	of Option	Grant	Option
	Grant	Approval	Threshold	Target	mum	Threshold	Target	mum	Units	Options	Awards	Date	Awards
Name	Date	Date	($)	($)	($)	(#)	(#)	(#)	(#)(5)	(#)(6)	($ / Sh)	($ / Sh)	($)(8)

Elias Antoun	5/30/2006	5/30/2006								60,000	12.27	11.82	430,062
	5/30/2006	5/30/2006							4,300		0	11.82	52,761
			136,500	182,000	364,000	n/a	n/a	n/a
Michael Healy(1)	5/30/2006	5/30/2006								25,000	12.27	11.82	179,193
	5/30/2006	5/30/2006							1,430		0	11.82	17,546
			45,260	60,346	120,692	n/a	n/a	n/a
Behrooz Yadegar	5/5/2006	5/5/2006								70,000	12.97	13.08	530,369
	5/5/2006	5/5/2006							30,000		0	13.08	389,100
			42,970	57,294	114,587
Hildy Shandell(2)	10/27/2006	9/12/2006								45,000	10.23	10.14	245,646
	10/27/2006	9/12/2006							50,000		0	10.14	600,500
			48,751	65,001	130,002	n/a	n/a	n/a
Raphael Mehrbians(1)	5/30/2006	5/30/2006								25,000	12.27	11.82	179,193
	5/30/2006	5/30/2006							1,430		0	11.82	17,546
			n/a	n/a	n/a	n/a	n/a	n/a
Tzoyao Chan(1)	5/30/2006	5/30/2006								20,000	12.27	11.82	143,354
	5/30/2006	5/30/2006							1,430		0	11.82	17,546
			n/a	n/a	n/a	n/a	n/a	n/a
Anders Frisk(3)	5/30/2006	5/30/2006								20,000	12.27	11.82	143,354
	5/30/2006	5/30/2006							1,430		0	11.82	17,546
			51,719	68,958	137,917	n/a	n/a	n/a

(1)	No longer employed by the company, and therefore not eligible to receive a bonus.

(2)	Options were approved during a closed trading window under the company’s Insider Trading Policy, and were therefore not granted until the trading window reopened.

(3)	Mr. Frisk will terminate employment on July 31, 2007.

(4)	Potential payments as calculated pursuant to the fiscal year 2007 Executive Bonus Plan. See “Executive Bonus Plan” discussion on page 44. The plan was not funded because the company did not achieve its minimum corporate revenue and operating income goals. As a result, no bonus payment will be made pursuant to the fiscal year 2007 Executive Bonus Plan, except to Ms. Shandell, who has earned a $28,500 bonus payment under said plan in accordance with her offer letter.

(5)	These restricted stock units vest over four years from the date of grant, except for Ms. Shandell’s grant, which vests over three and a half years from the date of grant.

(6)	These stock options vest over four years from the date of grant, except for Ms. Shandell’s options, which vest over three and a half years from the date of grant.

(7)	The exercise price is higher than the closing price on the date of grant because the awards were priced in accordance with the then-current policy of using the closing price of the day before grant. The company currently prices awards at the closing price on the date of grant.

(8)	Amount reflects the full grant date fair value of the awards as of March 31, 2007, as computed in accordance with FAS 123R. The assumptions used to calculate the amounts in this column are set forth under Note 9 of the Notes to Consolidated Financial Statements.

In fiscal 2007, our plan-based awards consisted of stock options and restricted stock units awarded to Mr. Yadegar and Ms. Shandell in accordance with their offer letters, and annual “refresh” awards to our other named executives, as set forth above. Our executive bonus plan, which is our non-equity incentive award plan, is a cash bonus plan discussed in more detail under “Executive Bonus Plan” above.

FISCAL YEAR 2007 OPTION EXERCISES AND STOCK VESTED TABLE

	Option Awards		Stock Awards
	Number of Shares	Value Realized	Number of Shares	Value Realized
	Acquired on Exercise	on Exercise	Acquired on Vesting	on Vesting
Name	(#)	($)	(#)	($)

Elias Antoun	0	0	0	0
Michael Healy(1)	0	0	469	5,629
Behrooz Yadegar	0	0	0	0
Hildy Shandell	0	0	12,500	99,000
Raphael Mehrbians(1)	35,000	198,800	402	5,303
Tzoyao Chan(1)	104,284	209,767	322	4,221
Anders Frisk(2)	0	0	376	4,514

(1)	No longer employed by the company.

(2)	Mr. Frisk will terminate employment on July 31, 2007.

FISCAL YEAR 2007 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards
	Number of	Number of			Stock Awards
	Securities	Securities				Market
	Underlying	Underlying			Number of	Value of
	Unexercised	Unexercised	Option		RSUs That	RSUs That
	Options	Options	Exercise	Option	Have Not	Have Not
	(#)	(#)	Price	Expiration	Vested	Vested
Name	Exercisable	Unexercisable	($)	Date	(#)	($)

Elias Antoun(4)(5)	291,667	208,333	16.895	11/29/2014	4,300	39,947
	0	60,000	12.270	5/30/2012
Michael Healy(1)(4)(5)	154,167	45,833	18.830	2/4/2014	602	5,593
	9,740	11,510	19.500	10/25/2011	1,430	13,285
	0	25,000	12.270	5/30/2012
Behrooz Yadegar(4)(5)	0	70,000	12.970	5/5/2012	30,000	278,700
Hildy Shandell(6)	11,250	33,750	10.230	10/27/2012	37,500	348,375
Raphael Mehrbians(2)(4)(5)	9,031	0	19.500	12/31/2007	0	0
Tzoyao Chan(3)(4)(5)	0	0			0	0
Anders Frisk(4)(5)(7)	33,917	0	22.560	2/17/2010	481	4,468
	10,834	0	22.560	2/17/2010	1,430	13,285
	13,750	0	17.000	8/2/2010
	6,500	0	17.000	8/2/2010
	14,375	0	7.500	7/22/2012
	31,667	0	12.390	2/18/2013
	8,334	833	16.800	5/16/2013
	377	5,297	15.620	5/26/2014
	17,956	6,370	15.620	5/26/2014
	7,792	9,208	19.500	10/25/2011
	0	20,000	12.270	5/30/2012

(1)	Terminated employment May 18, 2007.

(2)	Terminated employment October 31, 2006.

(3)	Terminated employment July 31, 2006.

(4)	Options vest over four years from the date of grant, with 25% vesting after one year, and monthly vesting thereafter.

(5)	Restricted stock units vest 25% after one year, with annual vesting thereafter.

(6)	Pursuant to Ms. Shandell’s offer letter, options and restricted stock units vest over three and a half years from the date of grant, with 25% vesting after six months of employment and the balance vesting monthly in equal amounts over the following thirty-six months.

(7)	Will terminate employment on July 31, 2007.

Change of Control and Severance Benefits

“Tier 1” Change of Control Agreement with CEO

On March 2, 2007, we entered into a change of control severance agreement with our Chief Executive Officer, Elias Antoun (“CEO Agreement”). The CEO Agreement will provide certain benefits upon an involuntary termination of Mr. Antoun’s employment following a change of control of the company. The agreement has a two-year term. The agreement generally provides that if, within 12 months after the change of control of the company, Mr. Antoun’s employment is involuntarily terminated or he resigns for good reason (as defined in the CEO Agreement), and he signs a release of claims, then he will be entitled to (i) a lump sum severance payment equal to 12 months base salary, (ii) an amount representing Mr. Antoun’s foregone annual bonus and (iii) accelerated vesting of 50% of Mr. Antoun’s then outstanding, unvested equity compensation awards. The amount of Mr. Antoun’s foregone bonus is calculated by multiplying 50% of his annual base salary, as in effect on the date of his employment termination, by a fraction with a numerator equal to the number of days between the start of the company’s fiscal year during which the termination occurs and the termination date and a denominator equal to 365. Further, we will reimburse Mr. Antoun for the premiums paid for the continued coverage of his (and any eligible dependents) under the Company’s medical, dental and vision plans at the same level of coverage in effect on the termination date for 12 months, or until Mr. Antoun becomes covered under similar plans.

“Tier 1” Change of Control Agreement with CFO

On March 2, 2007, we entered into a change of control severance agreement with our then Chief Financial Officer, Michael Healy (“CFO Agreement”). The CFO Agreement is identical to the CEO Agreement described above, except that Mr. Healy’s foregone annual bonus is calculated by multiplying 25% of his annual base salary, as in effect on the date of his employment termination, by a fraction with a numerator equal to the number of days between the start of the company’s fiscal year during which the termination occurs and the termination date and a denominator equal to 365. The CFO Agreement is no longer effective, since Mr. Healy terminated employment in May 2007.

“Tier 2” Change of Control Agreement with Other Executives

On March 2, 2007, Genesis Microchip Inc. entered into a change of control severance agreements (the “Tier 2 Agreement”) with the following officers:

•	Behrooz Yadegar, Sr. VP, Product Development

•	Anders Frisk, Executive Vice President

•	Ernest Lin, Sr. VP, Worldwide Sales

•	Jeffrey Lin, General Counsel

•	Ava Hahn, former Associate General Counsel & Secretary

The Tier 2 Agreement provides for certain benefits upon an involuntary termination of each officer’s employment following a change of control of the company, at a reduced level from the Tier 1 agreements for our CEO and CFO described above. The Tier 2 Agreement has a two-year term, and generally provides that if, within 12 months after the change of control of the company, the officer’s employment is involuntarily terminated or he or she resigns for good reason and signs a release of claims, then that officer will be entitled to a lump sum severance payment equal to six months base salary and accelerated vesting of 25% of the officer’s then outstanding, unvested equity compensation awards. Further, we will reimburse the officer for the premiums paid for the continued coverage of his/her (and any eligible dependents) under the Company’s medical, dental and vision plans at the same level of coverage in effect on the termination date for six months, or until the officer becomes covered under similar plan. The Tier 2 Agreement will be effective with respect to Mr. Frisk on August 1, 2007. The Tier 2 Agreement will no longer be effective with respect to Ms. Hahn when she terminates employment on June 12, 2007.

In addition, on August 14, 2006, the Company entered into a Amendment to Change of Control Severance Agreement with Anders Frisk. Pursuant to this Amendment, in the event that Mr. Frisk’s employment with the company terminates as a result of an involuntarily termination prior to July 31, 2007, and Mr. Frisk signs and does not revoke a release of claims, Mr. Frisk is entitled to severance benefits in the form of base salary from the date of termination to July 31, 2007, and the same level of company-paid health coverage and benefits.

Change of Control Agreement with Hildy Shandell

On September 12, 2006, we entered into a change of control severance agreement with our Senior Vice President, Corporate Development, Hildy Shandell (the “Shandell Agreement”). The Shandell Agreement terminates upon the earlier of (a) two (2) years after a change of control of Genesis, or (b) the date that all obligations of the parties under the Shandell Agreement have been satisfied, provided that if there has not been a change of control as of three (3) years after the effective date of the agreement, it immediately terminates.

The Shandell Agreement provides that if Ms. Shandell’s employment is involuntarily terminated within three months before a change of control of the company (as defined in the Shandell Agreement) or within 12 months following a change of control, Ms. Shandell will be entitled to certain severance benefits, including, but not limited to: (i) a lump sum payment equal to 12 months base salary and any applicable allowances as in effect as of the date of such termination or, if greater, as in effect immediately prior to the Change of Control; (ii) a lump sum payment equal to a pro-rated amount of Ms. Shandell’s annual target bonus for the year in which the termination occurs, or, if greater, her annual target bonus as in effect immediately prior to a change of control for the year in which the change of control occurs (calculated in either case assuming 100% achievement of individual and corporate plan objectives); (iii) accelerated vesting for 50% of Ms. Shandell’s unvested stock options, restricted stock and other stock based awards, unless the plan under which such awards were granted or the agreement evidencing such awards provides for accelerated vesting of a greater percentage of such awards; (iv) the right to exercise all vested stock options prior to the change of control for a period of up to two years following the termination date; and (v) Company-paid health coverage for up to 12 months following the termination date.

Should Ms. Shandell’s employment with Genesis be involuntarily terminated at any time during the period that is after twelve months but before twenty-four months after a change of control (the “Second Year”), then, subject to Ms. Shandell’s signing and not revoking a general release of claims, she will be entitled to certain severance benefits, including, but not limited to: (i) a lump sum payment equal to the number of full months remaining in the Second Year as of the termination date multiplied by Ms. Shandell’s monthly base salary and allowances as in effect as of the termination date, or, if greater, as in effect immediately prior to the change of control; (ii) a lump sum payment equal to a pro-rated amount of Ms. Shandell’s annual target bonus for the year in which the termination occurs, or, if greater, her annual target bonus as in effect immediately prior to a change of control for the year in which the change of control occurs (calculated in either case assuming 100% achievement of individual and corporate plan objectives); (iii) all stock rights shall accelerate and become vested and exercisable as to the number of shares that would have otherwise vested during the 12 months following the termination date as if Ms. Shandell had remained employed by Genesis (or its successor) through such date, unless the plan under which such awards were granted or the agreement evidencing such awards provides for accelerated vesting of a greater percentage of such awards; (iv) all awards of restricted stock, restricted stock units and other similar awards that were issued prior to the Change of Control shall vest as to 50% of the portion of such awards that is unvested as of the termination date, unless the plan under which such awards were granted or the agreement evidencing such awards provides for accelerated vesting of a greater percentage of such awards; (v) the right to exercise all vested stock options for a period of up to two years following the termination date; and (vi) Company-paid health coverage following the termination date pro-rated to reflect that number of months remaining in the Second Year as of the date of termination.

Employment Agreements

Offer Letter with Behrooz Yadegar

On April 11, 2006, we entered into an offer letter with Behrooz Yadegar, our Senior Vice President, Product Development. The offer letter provides for the following: (i) an at-will employment wherein either Genesis or Mr. Yadegar may terminate his employment at any time, with or without reason, (ii) an annual base salary of $250,008, (iii) a sign-on bonus of $75,000, (iv) an award of stock options to purchase 70,000 shares of Genesis common stock at an exercise price equal to the fair market value of Genesis common stock on the date of grant, 25% of which vest after one year of employment, with the balance vesting monthly over the following 36 months, subject to Mr. Yadegar’s continued employment on the applicable vesting dates, and (v) an award of 30,000 restricted stock units, 25% of which vest after one year of employment, with the balance vesting quarterly in equal amounts over the following 12 quarters, subject to Mr. Yadegar’s continued employment on the applicable vesting dates. Pursuant to the terms of Mr. Yadegar’s offer letter, Mr. Yadegar is eligible to participate in the Corporate Bonus Plan for fiscal year 2007.

In addition, in the event that Genesis terminates Mr. Yadegar’s employment within the first two years of employment, for reasons other than for cause or Mr. Yadegar’s death or disability, and such termination is not associated with a change of control such that he would not be entitled to receive any severance benefits under the change of control severance agreement (discussed above under “— Change of Control and Severance Benefits”), if any, then, subject to Mr. Yadegar’s signing and not revoking a separation agreement and release of claims in a form reasonably acceptable to Genesis, he will be entitled to the following benefits: (1) severance payments equal to six months of then-current monthly base salary, (2) a pro-rated bonus, if applicable, (3) one-year vesting acceleration of all unvested RSUs, if any, (4) one-year vesting acceleration of all unvested options, if any, and (5) reimbursement of six months of COBRA benefit continuation.

The offer letter also provides that if Genesis decides to implement change of control severance agreements for its executive officers, Mr. Yadegar will be offered such an agreement.

Offer Letter with Hildy Shandell

On August 30, 2006, we entered into an offer letter with Hildy Shandell, our Senior Vice President, Corporate Development. The terms of Ms. Shandell’s offer letter with the Company include, among other things, the following: (i) an at-will employment wherein either Genesis or Ms. Shandell may terminate her employment with the Company at any time, with or without reason; (ii) a monthly gross salary of $21,667; (iii) a sign-on bonus of $100,000; (iv) an award of stock options to purchase 45,000 shares of Genesis common stock at an exercise price equal to the fair market value of the Company’s common stock on the date of grant, 25% of which vest after six months of employment, with the balance vesting monthly in equal amounts over the following thirty-six months, subject to Ms. Shandell’s continued employment on the applicable vesting dates; and (v) an award of 50,000 restricted stock units, 25% of which vest after six months of employment, with the balance vesting quarterly in equal amounts over the following twelve quarters, subject to Ms. Shandell’s continued employment on the applicable vesting dates.

Pursuant to the terms of Ms. Shandell’s offer letter, she is eligible to participate in the Corporate Bonus Plan for fiscal year 2007. Genesis also reimbursed Ms. Shandell $5,648 in legal fees incurred in connection with negotiating, preparing and executing her offer letter.

In addition, in the event that Genesis terminates Ms. Shandell’s employment within the first three years of her employment, for reasons other than for cause or Ms. Shandell’s death or disability, and such termination is not associated with a change of control such that she would not be entitled to receive any severance benefits under the Shandell Agreement (discussed above under “ — Change of Control Severance Benefits”), then, subject to Ms. Shandell’s signing and not revoking a separation agreement and release of claims in a form reasonably acceptable to Genesis, she will be entitled to the following benefits: (i) severance payments equal to 12 months of then-current monthly base salary; (ii) a pro-rated bonus (calculated assuming 100% achievement of individual and corporate plan objectives); (iii) one-year vesting acceleration of all unvested restricted stock units, if any; (iv) one-

year vesting acceleration of all unvested options, if any; and (v) reimbursement of twelve months of COBRA benefit continuation payments.

The following table summarizes the benefits payable to each named executive officer pursuant to the arrangements described above:

POTENTIAL PAYMENTS ON TERMINATION OR CHANGE OF CONTROL

		Salary	Bonus	Benefits /	Equity
Name	Payment Trigger Event	Severance	Severance(1)	Perquisites	Acceleration	Total Value

Elias Antoun	Involuntary Termination Unrelated to Change-of-Control	$0	$0	$0	$0	$0
	Involuntary Termination Related to Change-of-Control	$364,000	$182,000	$16,800	$23,220	$586,020
Michael Healy	Involuntary Termination Unrelated to Change-of-Control	$0	$0	$0	$0	$0
	Involuntary Termination Related to Change-of-Control	$241,384	$120,692	$16,800	$12,058	$390,934
Behrooz Yadegar	Involuntary Termination Unrelated to Change-of-Control	$125,000	$0	$8,400	$81,000	$214,400
	Involuntary Termination Related to Change-of-Control	$125,000	$0	$8,400	$81,000	$214,400
Hildy Shandell	Involuntary Termination Unrelated to Change-of-Control	$260,000	$0	$16,800	$141,075	$417,875
	Involuntary Termination Related to Change-of-Control	$260,000	$0	$16,800	$282,150	$558,950
Anders Frisk	Involuntary Termination Unrelated to Change-of-Control	$0	$0	$0	$0	$0
	Involuntary Termination Related to Change-of-Control	$137,917	$0	$0	$0	$137,917

(1)	This is the maximum bonus amount payable pursuant to the Change of Control agreements. The actual bonus amount paid, if any, would be prorated based on number of days served in the fiscal year.

Our agreements do not provide for any payments upon voluntary termination or termination for cause.

Tax and Accounting Considerations

We account for equity compensation paid to our employees under the rules of SFAS No. 123R, which requires us to estimate and record compensation expense over the service period of the award. All equity awards to our employees, including executive officers, and to our directors have been granted and reflected in our consolidated financial statements, based upon the applicable accounting guidance, at fair market value on the grant date in accordance with the valuation determined by our board of directors. The Compensation Committee also considers Section 162(m), Rule 280G and Section 409(A) of the Internal Revenue Code in structuring our executive compensation program.

We do not have a 10(b)5-1 trading program. Our Code of Business Conduct prohibits trading in derivatives of our stock or trading in our stock on material non-public information. As described in more detail above, we currently grant our equity awards on standardized dates, which is intended to avoid so-called “spring-loading” or “bullet-dodging,” or timing the grant of our equity awards to benefit from our releases of material non-public information.

Compensation of Directors

Directors who are not our employees receive $5,000 per quarter as a retainer, $1,000 for each meeting of the Board of Directors or committee thereof attended in person and $500 for each meeting attended by teleconference. Non-employee chairmen of committees receive an additional retainer of $1,250 per quarter for serving as a committee chairman, other than the chairman of the Audit Committee who receives an additional quarterly retainer of $2,500. Directors who are our employees receive no separate compensation for services rendered as a director. In addition, all directors are reimbursed for reasonable expenses incurred in order to attend meetings.

Upon first joining the Board of Directors, non-employee directors receive options to purchase a total of 25,000 shares of our common stock, 15,000 of which are automatically issued pursuant to the terms of our 1997 Non-Employee Stock Option Plan, and 10,000 of which are issued under our 2000 Nonstatutory Stock Option Plan. Since the option pool in our 1997 Non-Employee Stock Option Plan is depleted, we grant the stock options described above from our 2000 Nonstatutory Stock Option Plan or our 2001 Nonstatutory Stock Option Plan.

Grants are also made annually on the first day of the month following our annual meeting of stockholders. Each non-employee director receives an option to purchase 10,000 shares of our common stock, plus additional options to purchase 2,500 shares of our common stock for each committee on which the director serves. The options are granted with an exercise price equal to the closing price of our stock on the date of the grant and vest over twelve months. The automatic annual option grants were made on October 1, 2006 at an exercise price of $11.77 per share. No other stock option grants were made to non-employee directors in fiscal 2007.

Non-employee directors may also be granted stock options under the terms of our 2000 Nonstatutory Stock Option Plan or our 2001 Nonstatutory Stock Option Plan. Awards granted to our non-employee directors will vest in full upon consummation of any change of control transaction.

The following table summarizes the retainers and attendance fees and the number of stock option grants that were made to our non-employee directors, in their capacity as non-employee directors, during fiscal 2007:

FISCAL YEAR 2007 DIRECTOR COMPENSATION TABLE

	Fees Earned or		All Other
	Paid in Cash	Option Awards	Compensation	Total
Name	($)(1)	($)(2)	($)	($)

Jon Castor(3)	54,500	188,171	0	242,671
Chieh Chang(4)	56,000	188,171	0	244,171
Tim Christoffersen(5)	57,000	136,716	0	193,716
Jeffrey Diamond(6)	72,000	136,716	0	208,716
Robert H. Kidd(7)	57,500	136,716	0	194,216
Chandrashekar M. Reddy(8)	59,250	119,434	0	178,684

(1)	Shows amounts earned through March 31, 2007.

(2)	This column reflects the dollar amount of option awards recognized in accordance with FAS 123R for financial statement reporting purposes for the fiscal year ended March 31, 2007 disregarding forfeiture assumptions of $5,055. The assumptions used to calculate the numbers in this column are set forth under Note 9 of the Notes to Consolidated Financial Statements.

(3)	Mr. Castor held options to purchase 43,000 shares outstanding at fiscal year end. The grant date fair value of the options to purchase 15,000 shares of our common stock that were granted to each non-employee director in fiscal 2007 was $94,208, as computed in accordance with FAS 123R.

(4)	Mr. Chang held options to purchase 53,000 shares outstanding at fiscal year end. The grant date fair value of the options to purchase 15,000 shares of our common stock that were granted to each non-employee director in fiscal 2007 was $94,208, as computed in accordance with FAS 123R.

(5)	Mr. Christoffersen held options to purchase 65,500 shares outstanding at fiscal year end. The grant date fair value of the options to purchase 15,000 shares of our common stock that were granted to each non-employee director in fiscal 2007 was $94,208, as computed in accordance with FAS 123R.

(6)	Mr. Diamond held options to purchase 115,500 shares outstanding at fiscal year end. The grant date fair value of the options to purchase 15,000 shares of our common stock that were granted to each non-employee director in fiscal 2007 was $94,208, as computed in accordance with FAS 123R.

(7)	Mr. Kidd held options to purchase 70,500 shares outstanding at fiscal year end. The grant date fair value of the options to purchase 15,000 shares of our common stock that were granted to each non-employee director in fiscal 2007 was $94,208, as computed in accordance with FAS 123R.

(8)	Mr. Reddy held options to purchase 67,167 shares outstanding at fiscal year end. The grant date fair value of the options to purchase 15,000 shares of our common stock that were granted to each non-employee director in fiscal 2007 was $94,208, as computed in accordance with FAS 123R.

Compensation Committee Interlocks and Insider Participation

The members of our Compensation Committee during the fiscal year ended March 31, 2007 were Messrs. Diamond, Chang and Reddy. At no time since our formation have any of the members of our Compensation Committee served as our officers or employees or as officers or employees of any of our subsidiaries, except for Mr. Diamond and Mr. Reddy as described in their biographies on page 37. No interlocking relationship exists between our Board of Directors or its Compensation Committee and the board of directors or compensation committee of any other company, nor did any interlocking relationships exist during the past fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of March 31, 2007 about our common stock that may be issued upon the exercise of options, warrants and rights under our 1997 Employee Stock Purchase Plan described above as well as our eight stock option plans: the 1987 Stock Option Plan, the 1997 Employee Stock Option Plan, the 1997 Non-Employee Stock Option Plan, the 2000 Non-Statutory Stock Option Plan, the 2001 Non-Statutory Stock Option Plan, the 1997 Paradise Stock Option Plan, the Sage Stock Option Plan, and the 2003 Stock Plan.

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

			Number of
			Securities
	Number of		Available for
	Securities to		Issuance Under
	be Issued	Weighted-Average	Equity
	Upon Exercise	Exercise Price of	Compensation
	of Outstanding	Outstanding	Plans
	Options,	Options,	(Excluding Securities
	Warrants and	Warrants and	Reflected in
Plan Name and Type	Rights	Rights	the First Column)

Equity compensation plans approved by stockholders
1997 Employee Stock Purchase Plan*	N/A	N/A	215,085
1987 Stock Option Plan	—	—	—
1997 Employee Stock Option Plan(1)	2,100,310	13.71	1,855,849
1997 Non-Employee Stock Option Plan	160,480	14.25	69,675
Equity compensation plans not formally approved by stockholders
2000 Non-Statutory Stock Option Plan	2,664,685	15.22	1,475,278
2001 Non-Statutory Stock Option Plan(1)	260,864	21.97	106,901
2003 Stock Plan(1)	865,000	17.15	118,750
Equity compensation plans assumed on acquisitions
1997 Paradise Stock Option Plan	557	0.66	—
Sage Stock Option Plan(1)	301,871	23.15	—
Total*

*	The number of securities to be issued upon exercise of outstanding rights under the 1997 Employee Stock Purchase Plan and the weighted average exercise price of those securities is not determinable. The 1997 Employee Stock Purchase Plan provides that shares of our common stock may be purchased at a per share price equal to 85% of the fair market value of the common stock on the beginning of the offering period or a purchase date applicable to such offering period, whichever is lower. The closing price per share of our common stock on the Nasdaq Global Market on December 29, 2006 (the last trading day of the most recent offering period) was $10.14

(1)	This plan explicitly permits repricing of options granted under the plan.

Summaries of the stock option plans not formally approved by our stockholders are as follows:

2000 Non-Statutory Stock Option Plan

Purpose

The purposes of the plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees and consultants and to promote the success of our business.

Administration

The plan provides for administration by our Board of Directors or a committee appointed by the Board of Directors and is currently administered by the Compensation Committee of the Board of Directors. All questions of interpretation or application of the plan are determined by the Board of Directors or its appointed committee, and its decisions are final and binding upon all participants. Directors receive no additional compensation for their services in connection with the administration of the plan.

Eligibility to Participate in the Plan

Nonstatutory stock options and stock appreciation rights may be granted to our employees, consultants and directors, and to employees and consultants of our parent or subsidiary companies.

Number of Shares Covered by the Plan

The aggregate number of shares of common stock authorized for issuance under the plan is 1,500,000 shares.

Awards Permitted Under the Plan

The plan authorizes the granting of nonstatutory stock options and stock appreciation rights only.

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

Terms of Stock Appreciation Rights

The plan’s administrator is able to grant stock appreciation rights, which are the rights to receive the appreciation in fair market value of common stock between the exercise date and the date of grant. We can pay the appreciation in either cash or shares of common stock. Stock appreciation rights will become exercisable at the times and on the terms established by the plan administrator, subject to the terms of the plan. The plan administrator, subject to the terms of the plan, has complete discretion to determine the terms and conditions of stock appreciation rights granted under the plan, provided, however, that the exercise price will not be less than 100% of the fair market value of a share on the date of grant.

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

Dissolution or Liquidation

In the event of the proposed dissolution or liquidation of our Company, the award holders will be notified of such event, and the plan administrator may, in its discretion, permit each award to fully vest and be exercisable until ten (10) days prior to such event, at which time the awards will terminate.

Merger, Asset Sale or Change of Control

With respect to options granted on or before October 16, 2001 (unless the optionees have consented otherwise), in the event of a merger of our Company with or into another corporation, or any other capital reorganization in which more than fifty percent (50%) of the outstanding voting shares of the Company are exchanged (other than a reorganization effected solely for the purpose of changing the situs of the Company’s incorporation), each outstanding option under the plan will fully vest and be exercisable for a period often (10) days prior to the closing of such transaction, and the unexercised options will terminate prior to the closing of such transaction.

With respect to options granted after October 16, 2001 (as well as certain options granted before such date, with the consent of the optionees) and stock appreciation rights, in the event of a merger or proposed sale of all or substantially all of the assets of our Company, each outstanding award under the plan will be assumed or an equivalent option substituted by the successor corporation or a parent or subsidiary of the successor corporation. In the event the successor corporation refuses to assume or substitute outstanding awards, the plan administrator will notify each optionee that his or her options will vest and be exercisable for a period of twenty (20) days from the date of such notice, and the unexercised awards will terminate upon the expiration of such period. In addition, awards granted to our non-employee directors will vest in full upon consummation of any such transaction.

Nonassignability

Awards may not be assigned or transferred for any reason (other than upon death), except that the plan administrator may permit awards to be transferred during the optionee’s lifetime to members of the optionee’s immediate family or to trusts, LLCs or partnerships for the benefit of such persons.

Amendment and Termination of the Plan

The plan provides that the Board of Directors may amend or terminate the plan without stockholder approval, but no amendment or termination of the plan or any award agreement may adversely affect any award previously granted under the plan without the written consent of the optionee.

Certain United States Federal Income Tax Information

An optionee generally will not recognize any taxable income at the time he or she is granted a non-statutory stock option with an exercise price equal to the fair market value of the underlying stock on the date of grant. However, upon its exercise, the optionee will recognize ordinary income generally measured as the excess of the then fair market value of the shares purchased over the purchase price. Any taxable income recognized in connection with an option exercise by one of our employees is subject to tax withholding by us. Upon resale of such shares by the optionee, any difference between the sales price and the optionee’s purchase price, to the extent not recognized as taxable income as described above, will be treated as long-term or short-term capital gain or loss, depending on the holding period.

No taxable income is reportable when a stock appreciation right with an exercise price equal to the fair market value of the underlying stock on the date of grant is granted to an optionee. Upon exercise, the optionee will recognize ordinary income in an amount equal to the amount of cash received and the fair market value of any shares received. Any additional gain or loss recognized upon any later disposition of the shares would be capital gain or loss.

Generally, we will be entitled to a tax deduction in the same amount as the ordinary income realized by the optionee with respect to shares acquired upon exercise of an award.

The foregoing is only a summary of the effect of federal income taxation upon the optionee and us with respect to the grant and exercise of options and stock appreciation rights granted under the plan and does not purport to be complete. In addition, the summary does not discuss the tax consequences of an optionee’s death or the income tax laws of any state or foreign country in which the optionee may reside.

2001 Non-Statutory Stock Option Plan

Purpose

The purposes of the plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants and to promote the success of our business.

Administration

The plan provides for administration by our Board of Directors or a committee appointed by the Board of Directors and is currently administered by the Compensation Committee of the Board of Directors. All questions of interpretation or application of the plan are determined by the Board of Directors or its appointed committee, and its decisions are final and binding upon all participants. Directors receive no additional compensation for their services in connection with the administration of the plan.

Eligibility to Participate in the Plan

Nonstatutory stock options may be granted to our employees including officers, consultants and directors.

Number of Shares Covered by the Plan

The aggregate number of shares of common stock authorized for issuance under the plan is 1,000,000 shares.

Awards Permitted Under the Plan

The plan authorizes the granting of nonstatutory stock options only.

Terms of Options

The plan’s administrator determines the exercise price of options granted under the plan and the term of those options. The options that are currently outstanding under the plan vest and become exercisable over periods of two to four years beginning on the grant date. Payment of the exercise price may be made by cash, check, promissory note, other shares of our common stock, cashless exercise, a reduction in the amount of any Company liability to the optionee, any other form of consideration permitted by applicable law or any combination of the foregoing methods of payment. Options may be made exercisable only under the conditions the Board of Directors or its appointed committee may establish. If an optionee’s employment terminates for any reason, the option remains exercisable for a period fixed by the plan administrator up to the remainder of the option’s term; if a period is not fixed by the plan administrator, the exercise period is three (3) months, or twelve (12) months in the case of death or disability.

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

Merger, Asset Sale or Change of Control

In the event of a merger or proposed sale of all or substantially all of the assets of our Company, each outstanding option under the plan will be assumed or an equivalent option substituted by the successor corporation or a parent or subsidiary of the successor corporation. In the event the successor corporation refuses to assume or substitute outstanding options, the plan administrator will notify each optionee that his or her options will vest and be exercisable for a period of fifteen (15) days from the date of such notice, and the unexercised options will terminate upon the expiration of such period. In addition, awards granted to our non-employee directors will vest in full upon consummation of any such transaction.

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

2003 Stock Plan

In October 2003, the Board of Directors approved the 2003 Stock Plan (the “Plan”). The Plan provides for the grant of non-statutory stock options, stock purchase rights, restricted stock, stock appreciation rights, performance shares, and performance units, to newly hired employees as a material inducement to their decision to enter into our employ.

Awards under the Plan may not be granted to individuals who are former employees or directors of ours, except that a former employee who is returning to our employ following a bona-fide period of non-employment by us may receive awards under the Plan. Our Board of Directors or a committee appointed by the Board of Directors administers the Plan and controls its operation (the “Administrator”). However, all awards under the Plan must be approved by either a majority of our independent directors, or approved by a committee comprised of a majority of independent directors.

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

There are 1,000,000 shares of our common stock reserved under the Plan, and as of March 31, 2007, 119,000 shares remain for future issuance. By its terms, the Plan will automatically terminate in 2013, unless earlier terminated by the Board of Directors.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table contains information about the beneficial ownership of our common stock as of June 1, 2007 for:

•	each of our current directors, as well as our Chief Executive Officer, former Chief Financial Officer and our other five most highly compensated executive officers during the fiscal year ended March 31, 2007;

•	all of our current directors and named executive officers as a group; and

•	all persons known by us to be beneficial owners of more than five percent (5%) of our outstanding stock.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Securities and Exchange Act of 1934 and the information is not necessarily indicative of beneficial ownership for any other purpose. Under Rule 13d-3, beneficial ownership includes any shares over which the individual or entity has voting power or investment power and any shares that the individual has the right to acquire within 60 days of June 1, 2007 through the exercise of any stock options or vested restricted stock units. Unless indicated, each person or entity either has sole voting and investment power over the shares shown as beneficially owned or shares those powers with his spouse.

The number of options and restricted stock units exercisable within sixty (60) days of June 1, 2007 is shown in the first column of the table and is included in the total number of shares of common stock beneficially owned shown in the second column. The percentage of shares beneficially owned is computed on the basis of 37,179,849 shares of common stock outstanding on June 1, 2007. Unless otherwise indicated, the principal address of each stockholder listed below is c/o Genesis Microchip Inc., 2525 Augustine Drive, Santa Clara, California 95054.

	Number of
	Shares of
	Common Stock	Total
	Issuable	Number of
	Pursuant to	Shares of
	Options and	Common Stock	Percentage of
	Restricted Stock	Beneficially	Outstanding
Name	Units	Owned	Common Stock

BlackRock, Inc.(1)	—	4,429,072	11.9%
BlackRock Advisors LLC
BlackRock Investment Management LLC
BlackRock (Channel Islands) Ltd
BlackRock Japan Co. Ltd.
BlackRock Investment Management (UK) Ltd.
Master Values Opportunities Trust
40 East 52nd Street
New York, NY 10022
DeutscheBank AG(2)
DeutscheBank Securities Inc.	—	2,691,499	7.2%
Taunusanlage 12
D-60325 Frankfurt am Main
Federal Republic of Germany
Citadel Limited Partnership(3)	—	2,238,573	6.0%
Citadel Investment Group LLC
Citadel Equity Fund Ltd.
Citadel Derivatives Group LLC
Kenneth Griffin
131 S. Dearborn Street, 32nd Floor
Chicago, IL 60603
D.E. Shaw Valence Portfolios, L.L.C.(4)	—	1,837,980	4.9%
D.E. Shaw & Co., L.P.
David E. Shaw
120 W. 45th Street, 39th Floor
New York, NY 10036
Elias Antoun	350,833	369,934	*
Michael Healy(5)	173,125	178,326	*
Behrooz Yadegar	20,417	20,417	*
Hildy Shandell	15,000	24,525	*
Raphael Mehrbians(5)	9,031	11,773	*
Tzoyao Chan(5)	0	16,690	*
Anders Frisk(6)	142,542	145,815	*
Jon Castor	38,833	38,833	*
Chieh Chang	48,833	62,570	*
Tim Christoffersen	63,000	63,000	*
Jeffrey Diamond(7)	113,000	127,554	*
Robert H. Kidd	68,000	68,000	*
Chandrashekar M. Reddy	64,667	196,222	*
Directors and Named Executive Officers as a group (13 persons)(5)(6)(7)	1,107,281	1,323,659	3.6%

*	Less than one percent (1%)

(1)	Based on information contained in a Schedule 13G filed February 13, 2007.

(2)	Based on information contained in a Schedule 13G filed February 1, 2007.

(3)	Based on information contained in a Schedule 13G filed March 23, 2007.

(4)	Based on information contained in a Schedule 13G filed February 14, 2007.

(5)	No longer employed by the company.

(6)	Includes 3,273 shares of common stock held by Mr. Frisk. Mr. Frisk has resigned from the Company and will terminate employment on July 31, 2007.

(7)	Includes 14,554 shares owned by Diamond Family Trust, a trust established for the benefit of Mr. Diamond and his family.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and any person who owns more than ten percent (10%) of our shares of common stock to file reports of ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission and with us. Based on our review of copies of forms and written representations, we believe that all of our officers, directors and greater than ten percent (10%) stockholders complied with all filing requirements applicable to them for the year ended March 31, 2007, except as follows: (1) on May 3, 2006, a Form 4 was filed for Anders Frisk which omitted to state that Mr. Frisk was the beneficial owner of 2,581 shares of our common stock, which such omission was corrected in an amendment to the Form 4 filed on July 17, 2006, and (2) on May 30, 2006, Ava Hahn was granted an option to purchase 5,000 shares of common stock, which such grant was first reported on a Form 4 filed June 8, 2006.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

See the disclosure under the caption entitled “Change of Control Severance Agreements” and “Employment Agreements,” and Note 14 “Related Party Transactions.”

Our Audit Committee Charter states that the Audit Committee is responsible for reviewing and approving in advance, any proposed related party transactions. In addition, our Code of Conduct and Business Ethics prohibits conflicts of interest. The code does not distinguish between potential conflict of interest transactions involving directors or executive officers and those involving other employees. It notes that all covered persons are expected to avoid conflicts of interest. The code provides some examples of activities that could involve conflicts of interest, including aiding our competitors, involvement with any business that does business with us or seeks to do so, owning a significant financial interest in a competitor or a business that does business with us or seeks to do so, soliciting or accepting payments or other preferential treatment from any person that does business with us or seeks to do so, taking personal advantage of corporate opportunities and transacting company business with a family member. Further, all related party transactions must be approved in advance by our Audit Committee. The code does not expressly set forth the standards that would be applied in reviewing, approving or ratifying transactions in which our directors, executive officers or stockholders have a material interest. We expect that any such transaction would be approved only if our Audit Committee concluded in good faith that it was in our interest to proceed with it.

Each of our non-employee Board members qualify as “independent” in accordance with the published listing requirements of the Nasdaq Global Market.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

We have selected KPMG as our independent accountants for the 2008 fiscal year. KPMG or its predecessor firms have served as our independent accountants since our inception in Canada in 1987. The approximate fees billed to us by KPMG for services rendered with respect to fiscal years 2007 and 2006 were as follows:

	2007	2006

Audit Fees	$901,017	$815,790
Audit-Related Fees	120,503	180,183
Tax Fees	341,246	333,483
All Other Fees	0	0

Total Fees	$1,362,766	$1,329,456

Audit Fees.  This category consists of fees paid for professional services provided in connection with the integrated audit of our financial statements and internal controls over financial reporting, and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings, including filings related to potential mergers and acquisitions.

Audit-Related Fees.  This category consists of fees paid primarily for advisory services, research on accounting matters and due diligence related to mergers and acquisitions, and are not reported above under “Audit Fees.”

Tax Fees.  This category consists of fees paid primarily for professional services rendered by KPMG in connection with tax advice related to specialized projects such as the implementation of the American Jobs Creation Act, acquisition activities and tax compliance, including technical tax advice related to the preparation of tax returns.

The Audit Committee has determined that the provision of non-audit services performed during fiscal 2006, including work related to acquisition activities and for tax planning and compliance purposes, is compatible with maintaining the independence of KPMG.

The Audit Committee has established a policy governing our use of KPMG for non-audit services. Under the policy, management may use KPMG for non-audit services that are permitted under SEC rules and regulations, provided that management obtains the Audit Committee’s approval before such services are rendered. In fiscal 2007, all fees identified above under the captions “Audit-Related Fees” and “Tax Fees” that were billed by KPMG were approved by the Audit Committee pursuant to the Company’s pre-approval policies and procedures established by the Audit Committee.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

(a) Documents filed with this report:

1. Consolidated Financial Statements. The following consolidated financial statements and related auditors’ report are incorporated in Item 8 of this report:

•	Report of Independent Registered Public Accounting firm.

•	Consolidated Balance Sheets at March 31, 2007 and 2006.

•	Consolidated Statements of Operations for the years ended March 31, 2007, March 31, 2006 and March 31, 2005.

•	Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2007, March 31, 2006 and March 31, 2005.

•	Consolidated Statements of Cash Flows for the years ended March 31, 2007, March 31, 2006 and March 31, 2005.

•	Notes to Consolidated Financial Statements

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

GENESIS MICROCHIP INC.

By:	/s/ Elias Antoun
Elias Antoun
Chief Executive Officer and Director

By:	/s/ Linda Millage
Linda Millage
Principal Accounting Officer

Date: June 12, 2007

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Linda Millage and Jeffrey Lin, and each of them individually, as his attorney-in-fact, each with full power of substitution, for him in any and all capacities to sign any and all amendments to this Report on Form 10-K, and to file the same with, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his or her substitute, may do or cause to be done by virtue hereof.

This report has been signed by the following persons in the capacities and on the dates indicated as required by the Securities Exchange Act of 1934.

Name	Title	Date

/s/ Elias Antoun Elias Antoun	President, Chief Executive Officer and Director	June 12, 2007

/s/ Jon Castor Jon Castor	Director	June 12, 2007

/s/ Chieh Chang Chieh Chang	Director	June 12, 2007

/s/ Tim Christoffersen Tim Christoffersen	Director	June 12, 2007

/s/ Jeffrey Diamond Jeffrey Diamond	Chairman of the Board	June 12, 2007

/s/ Robert H. Kidd Robert H. Kidd	Director	June 12, 2007

/s/ Chandrashekar M. Reddy Chandrashekar M. Reddy	Director	June 12, 2007

EXHIBIT INDEX

Exhibit
Number		Exhibit Description

2	.1(1)	Agreement and Plan of Merger and Reorganization, dated as of September 27, 2001, by and between Genesis Microchip Incorporated and Sage, Inc.
2	.2(1)	Share Exchange and Arrangement Agreement and Plan of Arrangement by and among the Registrant, Genesis Microchip Nova Scotia Corp., and Genesis Microchip Incorporated.
2	.3(2)	Agreement and Plan of Merger, dated as of March 17, 2003, among Genesis Microchip Inc., Display Acquisition Corporation and Pixelworks, Inc. (with Forms of Voting Agreements).
3	.1(1)	Certificate of Incorporation of the Registrant.
3	.2(3)	Amended and Restated Bylaws of the Registrant.
3	.3(4)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.
4	.1(1)	Form of Common Stock Certificate of the Registrant.
4	.2(4)	Preferred Stock Rights Agreement, dated as of June 27, 2002, between the Registrant and Mellon Investor Services, L.L.C., as amended on March 16, 2003.
10	.1(5)*	Offer Letter of Employment with Anders Frisk, dated February 15, 2000.
10	.2(5)*	Separation Agreement and Release with Chandrashekar Reddy.
10	.3(5)*	Consulting Agreement with Chandrashekar Reddy.
10	.4(6)*	1987 Stock Option Plan.
10.5		Intentionally omitted.
10	.6*	1997 Employee Stock Purchase Plan, as last amended on August 24, 2005.
10	.7*	1997 Non-Employee Stock Option Plan.
10	.8*	2000 Nonstatutory Stock Option Plan.
10	.9*	2001 Nonstatutory Stock Option Plan.
10	.10(6)*	Paradise Electronics, Inc. 1997 Employee Stock Option Plan.
10	.11(6)*	Sage, Inc. Second Amended and Restated 1997 Stock Plan.
10	.12(6)*	2001 Employee Stock Purchase Loan Plan (for non-officers).
10	.13(7)*	Offer Letter with Michael Healy.
10	.14(8)*	CFO “Tier 1” Change of Control Severance Agreement with Michael Healy.
10	.15(8)*	CEO “Tier 1” Change of Control Severance Agreement with Elias Antoun.
10	.15(8)*	Form of director and officer indemnification agreement.
10	.16(9)*	2003 Stock Plan.
10	.17(10)*	Form of 2000 Nonstatutory Stock Option Plan Stock Option Agreement with Nonemployee Directors.
10	.18(10)*	Form of 2000 Nonstatutory Stock Option Plan International Stock Option Agreement.
10	.19(10)*	Form of 2000 Nonstatutory Stock Option Plan Stock Option Agreement for China.
10	.20(11)*	Amendment No. 1 to Separation Agreement and Release with Chandrashekar Reddy, dated November 10, 2004.
10	.21(12)*	Offer Letter of Employment with Elias Antoun, dated November 10, 2004.
10	.22(13)*	1997 Employee Stock Option Plan, as amended on September 19, 2005, and form of Notice of Grant of Restricted Stock Units.
10	.24(14)*	Offer Letter with Behrooz Yadegar, dated April 11, 2006.
10	.25(15)*	Fiscal Year 2007 Executive Bonus Plan, dated June 10, 2006.
10	.26(16)*	Separation Agreement and Release with Tzoyao Chan, dated July 27, 2006
10	.27(17)*	Offer Letter with Hildy Shandell, dated August 30, 2006
10	.28(17)*	Change in Control Severance Agreement with Hildy Shandell, dated September 12, 2006

Exhibit
Number		Exhibit Description

10	.29(18)	Lease Agreement and Lease Rider Agreement with Transamerica Occidental Life Insurance Company, dated September 18, 2006.
10	.30(19)*	Separation Agreement and Release with Raphael Mehrbians, dated October 20, 2006.
10	.31(20)	Settlement and License Agreement with Silicon Image, Inc., dated December 21, 2006.
10	.32(8)*	“Tier 2” Change of Control Agreement with Anders Frisk.
10	.33(8)*	Form of “Tier 2” Change of Control Severance Agreement.
21		Subsidiaries.
23.1		Consent of Independent Registered Accounting Firm.
24.1		Power of Attorney (see page 66).
31.1		Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2		Certification of Principal Accounting Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1		Certification of Chief Executive Officer and Principal Accounting Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-72202) filed with the Securities and Exchange Commission on October 25, 2001, as amended.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2003.

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 1, 2002, as amended.

(4)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A12G filed with the Securities and Exchange Commission on August 5, 2002, as amended by the Registrant’s Statement on Form 8-12G/A filed with the Securities and Exchange Commission on March 31, 2003.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities Exchange Commission on June 20, 2003.

(6)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Securities Exchange Commission on February 21, 2002.

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on February 13, 2004.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2007.

(9)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Securities Exchange Commission on October 15, 2003.

(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on November 9, 2004.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on November 15, 2004.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on November 19, 2004.

(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on November 8, 2005.

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on May 10, 2006.

(15)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities Exchange Commission on June 14, 2006.

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on August 1, 2006.

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on September 18, 2006.

(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on September 19, 2006.

(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on October 23, 2006.

(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on December 22, 2006.

*	Identifies a management contract or compensatory plan of arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of this report.