Form 10-Q
period 2007-06-30
GENESIS MICROCHIP INC /DE
filed 2007-08-09
CIK 1161396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2007

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

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 919-8400

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

Yes  ☐    No  ☒

There were 37,429,242 shares of the registrant’s common shares issued and outstanding as of July 31, 2007.

GENESIS MICROCHIP INC.
FORM 10-Q
THREE MONTHS ENDED June 30, 2007

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

GENESIS MICROCHIP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except per share amounts)

	June 30, 2007 (unaudited)	March 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$126,371	$123,701
Short-term investments	60,067	64,549
Accounts receivable trade, net of allowance for doubtful accounts of nil at June 30 and March 31	22,475	19,455
Inventories	12,430	16,424
Prepaids and other	7,309	6,324

Total current assets	228,652	230,453
Property and equipment, net	15,548	16,238
Intangible assets, net	6,822	5,006
Goodwill	84,405	84,405
Deferred income taxes	299	252
Other long-term assets	15,214	15,360

Total assets	$350,940	$351,714

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,363	$6,759
Accrued liabilities	20,247	14,888
Income taxes payable	7,601	6,698

Total current liabilities	34,211	28,345
Stockholders’ equity:
Capital stock:
Preferred stock:
Authorized - 5,000 preferred shares, $0.001 par value
Issued and outstanding - none at June 30 and at March 31	-	-
Common stock:
Authorized - 100,000 common shares, $0.001 par value
Issued and outstanding - 37,181 shares at June 30 and 37,097 shares at March 31	37	37
Additional paid-in capital	469,812	465,744
Treasury shares	(833)	(833)
Cumulative other comprehensive loss	(94)	(94)
Deficit	(152,193)	(141,485)

Total stockholders’ equity	316,729	323,369

Total liabilities and stockholders’ equity	$350,940	$351,714

See accompanying notes to condensed consolidated financial statements.

GENESIS MICROCHIP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	June 30
	2007	2006
Revenues	$43,984	$55,899
Cost of revenues (1)	27,031	33,240
Gross profit	16,953	22,659

Operating expenses:
Research and development (2)(4)	16,233	14,917
Selling, general and administrative (3)	12,858	14,822
Total operating expenses	29,091	29,739
Loss from operations	(12,138)	(7,080)
Interest and other income
Interest income	2,321	2,164
Other income (5)	-	3,217
Total interest and other income	2,321	5,381
Loss before income taxes	(9,817)	(1,699)
Provision for (recovery of) income taxes	891	(3,139)
Net income (loss)	$(10,708)	$1,440

Earnings (loss) per share:
Basic	$(0.29)	$0.04
Diluted	$(0.29)	$0.04

Weighted average number of common shares outstanding:

Basic	37,142	36,001
Diluted	37,142	36,518

(1) Amount includes stock-based compensation	$164	$428
(2) Amount includes stock-based compensation	$1,850	$1,891
(3) Amount includes stock-based compensation	$1,900	$3,023
(4) Amount includes amortization of intangibles related to acquisitions	$50	$482
(5) Gain on sale of investment	$-	$3,217

See accompanying notes to condensed consolidated financial statements.

GENESIS MICROCHIP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Three Months Ended June 30
	2007	2006
Cash flows from (used in) operating activities:
Net income (loss)	$(10,708)	$1,440
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	2,830	2,098
Amortization of intangible assets	191	568
Stock-based compensation	3,914	5,341
Deferred income taxes	(47)	(4,010)
Gain on sale of investment	-	(3,217)
Other	-	250
Change in operating assets and liabilities, net of amounts acquired:
Accounts receivable trade	(3,020)	3,868
Inventories	3,994	(3,064)
Prepaids and other	(985)	(950)
Accounts payable	(396)	(5,140)
Accrued liabilities	5,492	(3,713)
Income taxes payable	903	819
Net cash provided by (used in) operating activities	2,168	(5,710)
Cash flows from (used in) investing activities:
Purchase of short-term investments	(22,344)	(26,733)
Proceeds on maturity of short-term investments	26,826	18,860
Additions to property and equipment	(1,601)	(1,223)
Proceeds on sale of investment	-	3,919
Additions to mask sets	(526)	(435)
Additions to intangible assets	(2,007)	(297)
Net cash from (used in) investing activities	348	(5,909)
Cash flows from financing activities:
Proceeds from issue of common stock	154	926
Net cash provided by financing activities	154	926

Increase (decrease) in cash and cash equivalents	2,670	(10,693)
Cash and cash equivalents, beginning of period	123,701	154,630
Cash and cash equivalents, end of period	$126,371	$143,937

See accompanying notes to condensed consolidated financial statements.

GENESIS MICROCHIP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(unaudited)

1. Basis of presentation

Genesis Microchip Inc. (“Genesis” or the “Company”) designs, develops and markets integrated circuits that manipulate and process digital video and graphic images.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and according to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Consequently, they do not include all of the information and footnotes required by GAAP for a complete set of annual financial statements. The accounting policies we have applied for the quarter ended June 30, 2007 are consistent with those at March 31, 2007, except as outlined in Note 2. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended March 31, 2007, that are included in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements reflect all adjustments, consisting solely of normal, recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. The results of operations for the three months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full fiscal year or for any other period.

2. Significant Accounting Policies

Property and equipment

Property and equipment are stated at cost or fair value at the date of acquisition.

In the first quarter of fiscal year 2008, the Company completed its review of amortization methods applied to property and equipment. As a result of the review, the Company concluded that a straight-line depreciation method better reflects the pattern of consumption for certain assets which have historically been amortized on a declining balance basis. The effect of the change is not material.

Effective April 1, 2007, amortization of property and equipment is recorded using the following estimated useful lives of the assets:

Property and equipment	5 to 10 years
Software	1 to 5 years
Leasehold improvements	Over the term of the lease

The Company regularly reviews the carrying values of its property and equipment by comparing the carrying amount of the asset to the expected future cash flows to be generated by the asset. If the carrying value exceeds the estimated amount recoverable, a write-down equal to the excess of the carrying value over the asset’s fair value is charged to the consolidated statements of operations.

Intangible assets

Intangible assets are comprised of acquired technology and patents.

In the first quarter of fiscal year 2008, the Company completed its review of amortization methods applied to patents. As a result of the review, no change has been made to the method by which patents are amortized.

The Company continually evaluates the remaining estimated useful life of intangible assets that are being amortized to determine whether events or circumstances warrant a revision to the remaining period of amortization.

Income taxes
In the first quarter of fiscal year 2008, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48). See Note 11 for further discussion.

3. Stock-based compensation

During the three months ended June 30, 2007 and June 30, 2006, the Company recognized stock-based compensation expense of $3,914 and $5,342, respectively, related to stock options, restricted share units and employee share purchase plans granted to employees and directors. The Company has not capitalized any stock-based compensation costs as part of the cost of an asset. There were no tax benefits recognized related to the compensation cost for share-based payments.

The fair value of stock-based compensation was determined using the Black-Scholes option-pricing model using a dividend yield of 0% and the assumptions noted in the following table:

	Three Months Ended June 30
	2007	2006
Stock Option Plans:
Risk-free interest rates	4.9%	5.1%
Volatility	55%	71%
Expected life in years	4.25	4.25
Employee Stock Purchase Plans:
Risk-free interest rates	4.9%	5.2%
Volatility	40%	53%
Expected life in years	0.75	1.25

The Company uses historical volatility as a basis for projecting the expected volatility of the underlying stock and estimates the expected life of its stock options based upon historical data. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The weighted average grant date fair values of options granted during the three months ended June 30, 2007 and June 30, 2006 were $4.24 and $7.13 respectively.

Summary of Stock Options

Details of stock option transactions are as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)
Outstanding, March 31, 2007	6,354	$15.61	5.90
Granted	358	8.67
Exercised	(21)	7.30
Forfeited	(133)	15.12
Expired	(192)	15.07

Outstanding, June 30, 2007	6,366	$15.27	5.67

Exercisable, March 31, 2007	4,239	$16.52	5.72
Exercisable, June 30, 2007	4,351	$16.47	5.52

Summary of Restricted Stock Units

Details of restricted stock unit transactions are as follows:

	Number of Units (in thousands)	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2007	689	$13.15
Granted	258	8.59
Vested	(63)	9.24
Forfeited	(18)	13.11

Nonvested at June 30, 2007	866	$11.73

The Company’s policy is to satisfy stock option exercises and RSUs by issuing new shares of common stock. No cash was used by the Company to settle equity instruments granted under stock-based compensation arrangements.

4. Earnings per share

Basic earnings (loss) per share are computed by dividing the net income (loss) in a period by the weighted average number of shares of common stock outstanding during that period. Diluted earnings (loss) per share is calculated in order to give effect to all potential dilutive shares of common stock issuable during the period on the exercise of outstanding options. The weighted average number of diluted shares outstanding is calculated by assuming that any proceeds from the issuance of potential shares of common stock, such as stock options, are used to repurchase shares of common stock at the average market share price in the period. Per share information calculated on this basis is as follows:

	Three Months Ended
	June 30
	2007	2006
Numerator for basic and diluted earnings (loss) per share:
Net income (loss)	$(10,708)	$1,440
Denominator for basic earnings (loss) per share:
Weighted average common shares	37,142	36,001

Basic earnings (loss) per share:	$(0.29)	$0.04

Denominator for diluted earnings (loss) per share:
Weighted average common shares	37,142	36,001
Stock options (1)	-	517

Shares used in computing diluted earnings (loss) per share	37,142	36,518
Diluted earnings (loss) per share:	$(0.29)	$0.04

Anti-dilutive potential common shares excluded
from above calculation	6,370	6,691

(1) For the three months ended June 30, 2007, excludes the effect of all stock options as they are anti-dilutive due to the loss reported in the period.

5. Segmented information

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

Revenues from unaffiliated customers by geographic region were as follows:

	Three Months Ended June 30
	2007	2006

United States	$314	$158
China	14,074	25,553
Europe	2,431	5,578
Japan	6,484	5,481
South Korea	14,362	12,241
Taiwan	4,528	5,841
Rest of world	1,791	1,047
	$43,984	$55,899

Net long-lived assets by country were as follows:

	June 30, 2007	March 31, 2007
United States, including goodwill	$96,690	$94,716
Rest of world	15,109	16,103

	$111,799	$110,819

Customer concentration information

The following table shows the percentage of our revenues in each period that was derived from customers who individually accounted for more than 10% of revenues in that period:

	Three Months Ended June 30
	2007	2006

Customer A	19%	16%
Customer B	12%	-
Customer C	11%	13%
Customer D	-	12%

The following table shows customers accounting for more than 10% of accounts receivable trade at June 30, 2007 and March 31, 2007:

	June 30, 2007	March 31, 2007
Customer 1	31%	36%
Customer 2	12%	13%
Customer 3	12%	-

Supplier arrangements

Genesis subcontracts most of its semiconductor manufacturing from a limited number of suppliers. Should our wafer supplier or any of Genesis’s packaging or testing subcontractors cease to be available, management believes that this would have a material adverse effect on Genesis’s business, financial condition and results of operations. Genesis has no guarantee of minimum capacity from its suppliers, long term pricing agreements, and is not liable for any significant minimum purchase commitments.

6. Inventories

Inventories consist of the following:

	June 30, 2007	March 31, 2007
Finished goods	$10,085	$11,596
Work-in-process	5,952	8,757

	16,037	20,353
Less: Inventory reserve	(3,607)	(3,929)

	$12,430	$16,424

The following table presents a roll forward of the inventory obsolescence reserve for the indicated periods:

	Three Months Ended June 30
	2007	2006
Balance at beginning of period	$3,929	$3,665
Increase (decrease) to provision	(321)	236
Write offs	(1)	(145)
Balance at end of period	$3,607	3,756

7. Product warranty

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

	Three Months Ended June 30
	2007	2006
Balance at beginning of period	$210	$164
Increase to provision	256	260
Processed claims	(87)	(78)
Balance at end of period	$379	$346

8. Intangible assets

Intangible assets consist of the following:

	June 30, 2007
	Cost	Accumulated Amortization	Impairment	Net
Acquired technology	$50,577	$44,144	$3,425	$3,008
Patents	5,117	1,303	—	3,814
Other	500	500	—	—

Total	$56,194	$45,947	$3,425	$6,822

	March 31, 2007
	Cost	Accumulated Amortization	Impairment	Net
Acquired technology	$48,792	$44,009	$3,425	$1,358
Patents	5,132	1,484	—	3,648
Other	500	500	—	—

Total	$54,424	$45,993	$3,425	$5,006

In the quarter ended December 31, 2006, the Company determined a triggering event occurred, due to a decline in projected revenue for products which incorporate technology acquired from VM Labs in fiscal 2002, which required the Company to reassess the underlying value of the acquired technology. The Company engaged an independent valuation professional to assist with its measurement of fair value as part of the intangible asset impairment test. The recoverability of this asset was assessed by comparing its carrying amount with its estimated fair value using a discounted cash flow approach. An impairment was identified for which the Company recorded a non-cash impairment charge of $3,425 in the quarter ended December 31, 2006 prior to performing the goodwill impairment analysis.

Estimated future intangible assets’ amortization expense, based on current balances as of June 30, 2007, is as follows:

For the year ended March 31:
2008	$1,030
2009	1,324
2010	1,106
2011	447
2012	240
Thereafter	2,675

Total	$6,822

9.	Goodwill

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

In the quarter ended December 31, 2006, the Company determined a triggering event occurred due to a sustained reduction in the Company’s market capitalization plus the decline in current and projected revenue from certain customers, which required management to assess the recoverability of goodwill. Upon performing the impairment test, it was found that the carrying value of goodwill exceeded its implied fair value of $84,405 and therefore an impairment charge of $97,576 was recorded in the quarter ending December 31, 2006. The Company engaged an independent valuation professional to assist with its measurement of fair value as part of the goodwill impairment test. The fair value of the reporting unit was estimated using a combination of the market approach and a discounted cash flows approach.

	June 30, 2007			March 31, 2007
	Cost	Impairment	Net	Cost	Impairment	Net
Goodwill	$181,981	$(97,576)	$84,405	$181,981	$(97,576)	$84,405

10. Other long-term assets

Other long-term assets consist of the following:

	June 30, 2007			March 31, 2007
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Investments, at cost	$10,190	$—	$10,190	$10,190	$—	$10,190
Production mask sets	9,456	4,432	5,024	8,930	3,760	5,170

Total	$19,646	$4,432	$15,214	$19,120	$3,760	$15,360

11. Income Taxes

In June 2006, the Financial Standards Accounting Board (“FASB”) issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

We adopted the provisions FIN 48 on April 1, 2007. No material adjustments in the reserve for unrecognized income tax benefits was recorded as a result of the implementation of FIN 48. At the adoption date of April 1, 2007, we had $6,340 of unrecognized tax benefits, $1,258 of which would affect our effective tax rate if recognized.

At June 30, 2007, we have $6,340 of unrecognized tax benefits. It is possible that this balance may decrease by approximately $201 in the next 12 months due to the settlement of an ongoing tax audit and the filing of amended tax returns. These balances relate to certain non-deductible expenditures.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2007, we have approximately $519 of accrued interest and penalties related to uncertain tax positions.

The tax years from 1999 onwards remain open to examination in Canada and the tax years from 1995 onwards remain open to examination in the United States.

12. Related party transactions
In March 2006, Genesis made an equity investment in Mobilygen Corp, and Elias Antoun, our president and CEO, joined Mobilygen’s Board of Directors.

In March 2006, we entered into a cross-licensing agreement with Mobilygen Corp., a privately held company that is developing H.264 and other video codec solutions for mobile devices. The agreement allows for both companies access to certain technologies for select markets and enables them to jointly define future products to complement existing product portfolios.

The investment in Mobilygen is recorded within other long term assets. No financial transactions were undertaken with Mobilygen during the quarter ended June 30, 2007 and June 30, 2006.

13. Contingent liabilities

Genesis is not party to any material legal proceedings.

14.  Recent Accounting Pronouncements

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

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. SFAS 159 is effective for the Company beginning April 1, 2008. The Company is currently assessing the potential impact that the adoption of SFAS 159 will have on its financial statements.

In June 2007 the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 07-03 Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development. Under this EITF, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-03 is effective for fiscal years beginning after December 15, 2007 and interim periods within those years. The Company is currently assessing the potential impact of this new EITF.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding anticipated revenues and unit shipments, gross margins, operating expenses, inventory levels, tax rates, amortization of intangibles and stock-based compensation, liquidity and cash flow, business strategy, demand for our products, average selling prices, regional market growth, amount of sales to distributors and future competition. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors which could cause actual results to differ materially include those set forth in the following discussion, and, in particular, the risks discussed below under the subheading “Risk Factors” and in other documents we file with the Securities and Exchange Commission. Unless required by law, we undertake no obligation to update publicly any forward-looking statements.

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a general discussion of our target markets, the nature of our products, and some of the business issues we are facing as a company. Next, we address the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then discuss our Results of Operations for the three month periods ended June 30, 2007 and June 30, 2006 as viewed through the eyes of our management. Lastly, we provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments. This MD&A should be read in conjunction with the other sections of this Quarterly Report on Form 10-Q. Dollars are in thousands unless otherwise noted.

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

Sales to distributors comprised approximately 25% of revenue for the quarter ended June 30, 2007. We are also using distributor relationships to enable us to increase our market penetration of smaller customers with minimal incremental direct customer support.

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

•
Goodwill, which represents the excess of cost over the fair value of net assets acquired in business combinations, is tested annually for impairment or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. The impairment tests are performed in accordance with FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. Accordingly, an impairment loss is recognized to the extent that the carrying amount of goodwill exceeds its implied fair value. This determination is made at the reporting unit level. We have assigned all goodwill to a single, enterprise-level reporting unit. The impairment test consists of two steps. First, we determine the fair value of the reporting unit. The fair value is then compared to its carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill would be determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation in accordance with FASB Statement of Financial Accounting Standards No. 141, “Business Combinations”. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. We perform our annual impairment test on January 1st of each year.

As a result of an impairment review that was performed in December 2006, the Company recorded a goodwill impairment charge of $97,576 in fiscal 2007. We did not record any goodwill impairment charges in fiscal 2006 or 2005. Goodwill balances may also be affected by changes in other estimates, for example, related to the ability to utilize acquired tax benefits, made at the time of acquisitions.

•
We adopted the provisions of the Financial Standards Accounting Board (FASB) Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), as of April 1, 2007. FIN48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

Recent Accounting Pronouncements

Please refer to Note 14 of the condensed consolidated financial statements of this report.

RESULTS OF OPERATIONS

REVENUE AND GROSS PROFIT

The following table shows unaudited statement of operations data for the three months ended June 30, 2007 and June 30, 2006:

	Three months ended June 30 (dollars in thousands)
	2007	2006
Total revenue	$43,984	$55,899
Gross profit	16,953	22,659
Gross profit percentage	38.5%	40.5%
Revenue by geography:
United States	$314	$158
China	14,074	25,553
Europe	2,431	5,578
Japan	6,484	5,481
South Korea	14,362	12,241
Taiwan	4,528	5,841
Rest of world	1,791	1,047

Total revenue	$43,984	$55,899

Total Revenues

Revenues for the three months ended June 30, 2007 decreased by 21% to $43,984 from $55,899 for the three months ended June 30, 2006. The revenue decline year over year is attributable to a 20% decrease in unit shipments to 12.9 million units for the quarter ended June 30, 2007 from 16.0 million units for the same period last year, as well as the declining average selling prices (“ASPs”) of 2%. The LCD computer monitor and flat panel TV industries are very competitive and growth industries like ours tend to attract new entrants. The average selling prices of monitor display controllers, in spite of increased functionality, have declined by more than 40% over the past two fiscal years. Going forward we do not expect the decline in ASPs for these products to continue at the same pace.

Our products are designed for multiple applications. Therefore, we must estimate whether the chips we have sold are used in LCD monitors or flat-panel televisions. Estimated revenue from monitor controllers and licensing decreased to $21,368 for the quarter ended June 30, 2007 from $24,505 for the same period last year, due to lower unit shipments. Our estimate of unit shipments into digital televisions and other related video devices decreased by 22%, compared to the same period last year. Estimated revenue from this market decreased by 28% to $22,538. During the first quarter of fiscal year 2008, we estimate that approximately 51% of total revenue was from TV and video products, compared with 56% for the same period last year. We expect an increase in revenue in the second quarter of fiscal 2008, due to higher unit shipments of flat panel TV controllers. This is typically our strongest quarter due to seasonality of our customer demands.

Revenue in China decreased 45% in the quarter ending June 30, 2007 compared with the same period last year. The revenue decline year over year is mainly attributable to a loss in market share of monitor products. We expect revenue levels in China to remain relatively flat or decrease slightly in future quarters.

We continue to ship the majority of our product to customers located in Asia, and we expect most of our revenue to come from this region in the future.

Gross Profit

Gross profit for the three months ended June 30, 2007 was $16,953, representing a decrease of approximately 25% compared with the quarter ended June 30, 2006 gross profit of $22,659. Gross profit represented 38.5% of revenues for the three months ended June 30, 2007, compared with 40.5% for the same period last year. The decrease in the gross profit % is primarily due to a lower percentage of the higher margin TV business and increased pricing pressures on our products, partially offset by a decrease in inventory reserves and royalty revenue received during the current quarter. We expect a slight decline in gross profit % during the second quarter of fiscal 2008, as the one time benefit of selling previously reserved inventory is not expected to recur.

OPERATING EXPENSES

Research and Development

	Three months ended
	June 30, 2007		June 30, 2006
	$000	% of Revenue	$000	% of Revenue
Research and development	$16,233	36.9%	$14,917	26.7%

Research and development expenses include costs associated with research and development personnel, application engineers, development tools, hardware and software licenses, prototyping and the amortization of acquired intangibles.

Research and development expenses for the three months ended June 30, 2007 were $16,233, compared with $14,917 in the three months ended June 30, 2006. This 9% increase is a reflection of the continued investment in the research and development of technologies addressing the television and video markets, especially the digital TV market and other related technologies, such as DisplayPort, a new digital interconnect standard, MCTitm by Faroudja, our motion compensation technology, and our universal demodulator technology for our DTV products. In addition, the mix of spending has changed, as we devote increasing resources to improving performance and integration of the more complex multimedia and video applications, especially digital TV technologies, while the focus within the monitor applications has moved more towards technologies supporting multi-function monitors. Genesis’s move towards lower geometry processes, including 0.13 micron and lower, for its highly integrated SOC digital TV chips has also increased research and development spending.

Research and development expenses for the quarters ended June 30, 2007 and June 30, 2006 include stock based compensation charges of $1,850 and $1,891, respectively, and amortization of acquired intangibles of $50 and $482, respectively.

Selling, General and Administrative

	Three months ended
	June 30, 2007		June 30, 2006
	$000	% of Revenue	$000	% of Revenue
Selling, general and administrative	12,858	29.2%	14,822	26.5%

Selling, general and administrative expenses consist of personnel and related overhead costs for selling, including field application engineers, product marketing, marketing communications, customer support, finance, human resources, legal costs including settlement fees, IT, public company costs related, but not limited to, our compliance with the Sarbanes Oxley Act of 2002, general management functions and commissions paid to sales representatives.

Selling, general and administrative expenses for the three months ended June 30, 2007, were $12,858, compared with $14,822 million in the three months ended June 30, 2006. The decrease in selling, general and administrative expenses is mostly due to a decrease in stock-based compensation of $1,100. Selling, general and administrative expenses for the quarters ended June 30, 2007 and June 30, 2006 include stock-based compensation charges of $1,900 and $3,023, respectively.

NON OPERATING INCOME AND EXPENSES

Interest and Other Income

	Three months ended
	June 30, 2007	June 30, 2006
	$000	$000
Interest income	2,321	2,164
Other income	—	3,217

Interest and other income	2,321	5,381

Interest income includes interest earned on cash, cash equivalents and short-term investments.

Interest income earned for the three months ended June 30, 2007 was $2,321compared with $2,164 for the three months ended June 30, 2006. The slight increase is due to the combined effects of higher average cash, cash equivalents and short-term investments and higher average interest rates during the first quarter of fiscal 2007 compared to the same period last year.

Other income declined for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 due to the fact that the prior period includes a gain of $3,217 on the disposal of our entire investment in the shares of Techwell, Inc. in conjunction with their initial public offering. This gain on sale of investment is a non-recurring item outside the ordinary course of business and no such dispositions occurred in the three months ended June 30, 2007.

Provision for (Recovery of) Income Taxes

	Three months ended
	June 30, 2007	June 30, 2006
	$000	$000
Current income tax expense	938	871
Deferred income tax expense (recovery)	(47)	(4,010)

Total	891	(3,139)

We recorded a net income tax expense of $891 for the three months ended June 30, 2007 compared to a recovery of $3,139 for the three months ended June 30, 2006. The income tax expense for the three months ended June 30, 2007 was primarily due to Canadian withholding tax and Indian income taxes. Due to the expiration of the Indian tax holiday, the Indian subsidiary is now subject to normal taxation under the provisions of the domestic Indian tax statutes.

Our accounting effective tax rate typically differs from the expected statutory rates due to several permanent differences including, but not limited to, research and experimental development tax credits, stock-based compensation expense for which no tax benefits can be recognized, foreign exchange fluctuations on the U.S. dollar working capital balances of foreign subsidiaries, and differences in tax rates in foreign jurisdictions. Any net tax benefit of these items is partially offset by changes in the valuation allowance against net operating loss carry forwards. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible in the appropriate jurisdiction. Management considers projected future taxable income, uncertainties related to the industry in which Genesis operates and tax planning strategies in making this assessment.  Historically, the Company has recorded the majority of its valuation allowance against the tax attributes in the United States.   FASB Statement No. 109, Accounting for Income Taxes, states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as losses in the jurisdictions to which the deferred tax asset relate.  As a result of the review undertaken in the third quarter of fiscal 2007, the Company concluded that it was appropriate to establish a full valuation allowance in the financial statements against the tax attributes in Canada.  In addition, we expect to provide a full valuation allowance on future tax benefits until we can demonstrate a sustained level of profitability that establishes our ability to utilize the assets in the jurisdictions to which the assets relate. Furthermore, in the near term we expect approximately $1 million of income tax expense per quarter, while the company incurs operating losses.

In June 2006, the Financial Standards Accounting Board (“FASB”) issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

We adopted the provisions FIN 48 on April 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the reserve for unrecognized income tax benefits.

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

	June 30, 2007	March 31, 2007
	(Dollars in thousands)
Cash and cash equivalents	$126,371	$123,701
Short-term investments	60,067	64,549

Total cash, cash equivalents and short-term investments	$186,438	$188,250

Working capital	$194,441	$202,108
Current ratio	6.68	8.13
Receivables days outstanding	47	46
Inventory turnover days	42	61

At June 30, 2007, cash equivalents and short-term investments totaled $186,438 compared with $188,250 at March 31, 2007. Our current ratio at June 30, 2007 was 6.68 compared to 8.13 at March 31, 2007. Net cash generated from operating activities was $2,168 for the three months ended June 30, 2007 compared with cash used in operating activities of $5,710 for the three months ended June 30, 2006. We do not expect to generate cash from operating activities in the next quarter, largely due to the higher inventory levels expected in the second quarter of fiscal year 2008.

Working capital generation of cash related primarily to the decrease in inventories and the increase in accrued liabilities, partially offset by an increase in accounts receivable. Inventories decreased by 24% from March 31, 2007 to $12,430 from $16,424 due to larger than expected depletion of inventory in our LCD monitor products where demand exceeded forecast. Average days of inventory on hand at June 30, 2007 decreased to 42 days, compared to 61 days at March 31, 2007. The average inventory levels and inventory turns is impacted by a number of dynamic activities including the accuracy of customer forecasts, expected panel supplies, and pricing considerations. We expect inventory levels to increase at the end of the second quarter. Accounts receivable increased by $3,020 in June 30, 2007 compared to March 31, 2007, reflecting the increase in revenue during the current quarter. Days sales outstanding (“DSO”) increased at June 30, 2007 compared to March 31, 2007 to 47 days. Our credit policy is to offer credit to customers only after examination of their creditworthiness. Our payment terms range from cash in advance of shipment, to payment ninety days after shipment. For the three months ended June 30, 2007, our three largest customers accounted for 42% of revenue, compared with 41% for the three months ended June 30, 2006. Additionally, these top three customers accounted for 51% of accounts receivable at June 30, 2007 and 60% at March 31, 2007. The decrease in the percentage of accounts receivable for these top three customers is due to the higher accounts receivable balance at June 30, 2007.

Net cash from investing activities was $348 during the three months ended June 30, 2007, compared with a use of cash of $5,909 during the three months ended June 30, 2006. The increase in cash was primarily due to an increase in net proceeds received on the maturity of short-term investments, partially offset by the proceeds on the sale of an investment during the three months ended June 30, 2006.

Net cash provided by financing activities was $154 for the three months ended June 30, 2007, and $926 for the three months ended June 30, 2006. These represent funds received for the purchase of shares under the terms of our stock option and employee stock purchase plans.

Contractual Obligations

As of June 30, 2007, our principal commitments consisted of obligations outstanding under operating leases. These commitments include a lease for our existing corporate headquarters in Santa Clara, California, which was signed in September 2006. This new lease commenced on January 1, 2007, expires in January 2012, and is non-cancelable. The aggregate minimum annual payments required under our lease obligations, excluding sub-lease income, by fiscal year are as follows:

	Payments Due By Fiscal Year ($000)
	TOTAL	2008	2009	2010	2011	2012
Operating Leases	$14,140	$4,092	$4,512	$2,571	$1,900	$1,065

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

We carry out a significant portion of our operations outside of the United States, primarily in Canada and in India and to a lesser extent China, Japan, South Korea, Singapore and Taiwan. Although virtually all of our revenues and costs of revenues are denominated in U.S. dollars, portions of our operating revenue and expenses are denominated in foreign currencies. Accordingly, our operating results are affected by changes in the exchange rate between the U.S. dollar and those currencies. Any future strengthening of those currencies against the U.S. dollar could negatively impact our operating results by increasing our operating expenses as measured in U.S. dollars. The maximum potential exposure on a near-term 10% depreciation in the U.S. dollar is estimated to be approximately $4 million annually. We do not currently engage in any hedging or other transactions intended to manage the risks relating to foreign currency exchange rate fluctuations, other than natural hedges that occur as a result of holding both assets and liabilities denominated in foreign currencies. We may, in the future, undertake hedging or other such transactions, if we determine it is necessary to offset exchange rate risks. Based on our overall currency rate exposure at June 30, 2007 and March 31, 2007, a near-term 10% appreciation or depreciation in the U.S. dollar relative to a pool of our foreign currencies would not have a material effect on our operating expenses or financial condition.

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

Changes in internal control over financial reporting.  In connection with our Chief Financial Officer resigning in May 2007, we appointed an interim principal accounting officer to assume the responsibilities of maintaining the internal controls over financial reporting. With the exception of the change in responsibility there were no changes in internal control over financial reporting that occurred during the first quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1A. RISK FACTORS

Our business involves risks and uncertainties. You should carefully consider the risks described below, together with all of the other information in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended March 31, 2007 and other filings with the Securities and Exchange Commission in evaluating our business. If any of the following risks actually occur, our business, financial condition, operating results and growth prospects would likely be adversely affected. In such an event, the trading price of our common stock could decline, and you could lose all or part of your investment in our common stock. Our past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. These risks involve forward-looking statements and our actual results may differ substantially from those discussed in these forward-looking statements.

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

Our historical revenues and operating results have varied significantly from quarter to quarter. Moreover, our actual or projected operating results for some quarters may not meet the expectations of stock market analysts and investors, which may cause our stock price to decline. In addition to the factors discussed elsewhere in this “Risk Factors” section, a number of factors may cause our revenue to fall short of our expectations or cause fluctuations in our operating results, including:

•	Our ability to gain and maintain “design wins” with our customers and ramp up new designs into production volumes;

•	Our inventory levels, and customer inventory levels of our products;

•	Growth rate of the flat-panel TV and LCD monitor and DisplayPort product markets, our customers’ share of those markets, and the success of our customers’ products into which we are designed;

•	Seasonal consumer demand for flat-panel TV, high definition TV (“HDTV”) and LCD monitors into which our products are incorporated;

•	Changes in the mix of products we sell;

•	Increased competition and competitive pricing pressures;

•	The timing of new product introductions by us and our competitors;

•	Availability and pricing of panels and other components for flat-panel TVs and LCD monitors;

•	Changes in product costs or manufacturing yields or available production capacity at our fabrication facilities;

•	Changes in our expected operating expenses and ;

•	Foreign exchange rate fluctuations, research and development tax credits and other factors that impact tax rates.

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

•
In May 2007, Michael Healy, our Chief Financial Officer, resigned and we have not yet appointed a successor. Linda Millage is currently serving as our interim Principal Accounting Officer in addition to her role as Senior Director of Finance and Worldwide Controller while we conduct an executive search for a Chief Financial Officer.

•	In June 2007, Anders Frisk, our Executive Vice President, resigned and his responsibilities have been assigned to Hildy Shandell and other executive management.

In addition, we have lost key technical personnel. We have experienced, and may continue to experience, difficulty in hiring and retaining candidates with appropriate qualifications.

We may not be able to attract and retain the senior management or other key employees that we need. Competition for experienced employees in the semiconductor industry can be intense. If we cannot attract and retain the employees we need, our business could be harmed, particularly if the departure of any executive or key employee results in a business interruption or if we are not successful in preserving material knowledge of our departing employees. In addition, a high level of turnover in our finance team could have an effect on our ability to maintain our disclosure controls and procedures and our internal control over financial reporting. See the risk factor entitled “We need to continually evaluate internal financial controls against evolving standards.”

We must increase our revenues and reduce our operating expenses in order to return to profitability and we may not be able to achieve profitability on a quarterly or annual basis.

We were not profitable in the quarter ended June 30, 2007. Our net loss for the quarter ended June 30, 2007 was approximately $10.7 million. As of June 30, 2007, we had an accumulated deficit of approximately $152.2 million. Returning to profitability will depend in large part on our ability to generate and sustain increased revenue levels in future periods. We also need to reduce operating expenses to a level commensurate with our revenues, while successfully executing our product development strategy. As a result, we have and expect that we may continue to implement cost reductions through reductions-in-force, outsourcing, and the like. These efforts may be more costly than we expect and we may not be able to increase our revenue enough to offset our operating expenses. We may not succeed in returning to profitability and could incur losses in future periods and, even if we do return to profitability, we may not be able to maintain or increase our level of profitability. If we cannot increase our revenue at a greater rate than our expenses, we will not become profitable.

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

There is a risk that these developments and enhancements will be late, fail to meet customer or market specifications, and will not be competitive with other products using alternative technologies that offer comparable functionality. These types of events could continue to have a variety of negative effects on our competitive position and our financial results, such as reducing our revenue, increasing our costs, lowering our gross margin percentage, and requiring us to recognize and record impairments of our assets.

We do not have long-term commitments from our customers, so it is difficult for us to forecast our revenues, and could result in excess inventory.

Our sales are made on the basis of purchase orders rather than long-term purchase commitments. In addition, our customers may cancel or defer purchase orders. We provide revenue guidance and manufacture our products according to our estimates of customer demand and we have limited visibility of such demand beyond one quarter. This process requires us to make multiple demand forecast assumptions, each of which may introduce errors into our estimates. If we overestimate customer demand, we may miss our revenue guidance, which could cause our stock price to decline. In addition, the timing and correction of this overestimation could cause us to manufacture products that we may not be able to sell. As a result, we could have excess inventory, which could increase our losses. Conversely, if we underestimate customer demand or if sufficient manufacturing capacity were unavailable, we could forgo revenue opportunities, lose market share and damage our customer relationships.

A limited number of our customers comprise a significant portion of our revenues and any decrease in revenue from these customers could have an adverse effect on our net revenues and operating results.

The markets for our products are highly concentrated. Our revenues are derived from a limited number of customers. Revenues from our largest five customers accounted for 57% of our revenues, with 19% of our revenues coming from our largest customer, for the quarter ended June 30, 2007. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. Any downturn in the business of our key customers or potential new customers could have a negative impact on our sales to such customers, which could adversely affect our net revenues and results of operations. We expect that a small number of customers will continue to account for a large amount of our revenues. The decision by any large customer to decrease or cease using our products would harm our business. For example, during fiscal year 2007, we lost significant TV designs with one of our largest customers. This loss is expected to negatively impact our revenue until we are able to regain designs with that customer or other customers.
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

Our ability to generate revenues depends on the growth of the market for flat-panel televisions, digital televisions and LCD computer monitors. Since we do not sell to every manufacturer in those markets, our revenues also depend on how well our customers’ products into which our products are incorporated perform in those markets. To the extent that our customers’ share of the flat panel television, LCD monitor or digital television markets declines or does not grow, the sales of our products will be negatively impacted. In addition, our growth will also depend upon emerging markets for consumer electronics such as HDTV. The potential size of these markets and the timing of their development are uncertain and will depend in particular upon:

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

We rely on distributors to sell our products, and disruptions to or our failure to effectively develop these channels could adversely affect our ability to generate revenues from the sale of our products.

We derive a substantial percentage of our total revenues from sales by distributors of our products. During the quarter ended June 30, 2007, revenues and sales through distributors represented approximately 25% of our total revenue. We expect that our revenues will continue to depend, in part, on the performance of these distributors. We do not expect to have any long-term contracts or minimum purchase commitments with any of our distributors. In addition, our distributors may sell products that are competitive with ours, may devote more resources to those competitive products and may cease selling our products altogether. The distributors through whom we sell our products may not be successful in selling our products for reasons beyond our control. If any of the foregoing occurs, our operating results will suffer.

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

Most of our revenues come from sales to customers outside of the United States, particularly to equipment manufacturers located in South Korea, China, Europe, Japan and Taiwan. For the quarter ended June 30, 2007, sales to regions outside of the United States represented 99% of revenues. For that same period, sales to China and South Korea alone constituted 32% and 33%, respectively. These sales are subject to numerous risks, including:

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

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1(1)	Agreement and Plan of Merger and Reorganization, dated as of September 27, 2001, by and between Genesis Microchip Incorporated and Sage, Inc.

2.2(1)	Share Exchange and Arrangement Agreement and Plan of Arrangement by and among the Registrant, Genesis Microchip Nova Scotia Corp., and Genesis Microchip Incorporated.

2.3(2)	Agreement and Plan of Merger, dated as of March 17, 2003, among Genesis Microchip Inc., Display Acquisition Corporation and Pixelworks, Inc. (with Forms of Voting Agreements).

3.1(1)	Certificate of Incorporation of the Registrant.

3.2(3)	Amended and Restated Bylaws of the Registrant.

3.3(4)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.

4.1(1)	Form of Common Stock Certificate of the Registrant.

4.2(4)	Preferred Stock Rights Agreement, dated as of June 27, 2002, between the Registrant and Mellon Investor Services, L.L.C., as amended on March 16, 2003.

10.1(5)*	Offer Letter of Employment with Anders Frisk, dated February 15, 2000.

10.2(5)*	Separation Agreement and Release with Chandrashekar Reddy.

10.3(5)*	Consulting Agreement with Chandrashekar Reddy.

10.4(6)*	1987 Stock Option Plan.

10.5	Intentionally omitted.

10.6(21)*	1997 Employee Stock Purchase Plan, as last amended on August 24, 2005.

10.7(21)*	1997 Non-Employee Stock Option Plan, as last amended on June 8, 2007.

10.8(21)*	2000 Nonstatutory Stock Option Plan, as amended on June 8, 2007.

10.9(21)*	2001 Nonstatutory Stock Option Plan, as amended on June 8, 2007.

10.10(6)*	Paradise Electronics, Inc. 1997 Employee Stock Option Plan.

10.11(6)*	Sage, Inc. Second Amended and Restated 1997 Stock Plan.

10.12(6)*	2001 Employee Stock Purchase Loan Plan (for non-officers).

10.13(7)*	Offer Letter with Michael Healy.

10.14(8)*	CFO “Tier 1” Change of Control Severance Agreement with Michael Healy.

10.15(8)*	CEO “Tier 1” Change of Control Severance Agreement with Elias Antoun.

10.15(8)*	Form of director and officer indemnification agreement.

10.16(9)*	2003 Stock Plan.

10.17(10)*	Form of 2000 Nonstatutory Stock Option Plan Stock Option Agreement with Nonemployee Directors.

10.18(10)*	Form of 2000 Nonstatutory Stock Option Plan International Stock Option Agreement.

10.19(10)*	Form of 2000 Nonstatutory Stock Option Plan Stock Option Agreement for China.

10.20(11)*	Amendment No. 1 to Separation Agreement and Release with Chandrashekar Reddy, dated November 10, 2004.

10.21(12)*	Offer Letter of Employment with Elias Antoun, dated November 10, 2004.

10.22(13)*	1997 Employee Stock Option Plan, as amended on September 19, 2005, and form of Notice of Grant of Restricted Stock Units.

10.24(14)*	Offer Letter with Behrooz Yadegar, dated April 11, 2006.

10.25(15)*	Fiscal Year 2007 Executive Bonus Plan, dated June 10, 2006.

10.26(16)*	Separation Agreement and Release with Tzoyao Chan, dated July 27, 2006

10.27(17)*	Offer Letter with Hildy Shandell, dated August 30, 2006

10.28(17)*	Change in Control Severance Agreement with Hildy Shandell, dated September 12, 2006

10.29(18)	Lease Agreement and Lease Rider Agreement with Transamerica Occidental Life Insurance Company, dated September 18, 2006.

10.30(19)*	Separation Agreement and Release with Raphael Mehrbians, dated October 20, 2006.

10.31(20)	Settlement and License Agreement with Silicon Image, Inc., dated December 21, 2006.

10.32(8)*	“Tier 2” Change of Control Agreement with Anders Frisk.

10.33(8)*	Form of “Tier 2” Change of Control Severance Agreement.

10.34	Summary of Compensation Plan of Non-Employee Board Members.

10.35*	Offer Letter with Linda Millage, effective May 1, 2007.

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Accounting Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Principal Accounting Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-72202) filed with the Securities and Exchange Commission on October 25, 2001, as amended.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2003.

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 1, 2002, as amended.

(4)
Incorporated by reference to the Registrant’s Registration Statement on Form 8-A12G filed with the Securities and Exchange Commission on August 5, 2002, as amended by the Registrant’s Statement on Form 8-12G/A filed with the Securities and Exchange Commission on March 31, 2003.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities Exchange Commission on June 20, 2003.

(6)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Securities Exchange Commission on February 21, 2002.

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on February 13, 2004.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2007.

(9)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Securities Exchange Commission on October 15, 2003.

(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on November 9, 2004.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on November 15, 2004.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on November 19, 2004.

(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on November 8, 2005.

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on May 10, 2006.

(15)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities Exchange Commission on June 14, 2006.

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on August 1, 2006.

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on September 18, 2006.

(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on September 19, 2006.

(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on October 23, 2006.

(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on December 22, 2006.

(21)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities Exchange Commission on June 12, 2007.

*	Identifies a management contract or compensatory plan of arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENESIS MICROCHIP INC.

Date: August 9, 2007	By:	/s/ LINDA MILLAGE
Linda Millage
Principal Accounting Officer

(Authorized Officer to sign on behalf of Registrant & Principal Accounting Officer)