Form 10-K/A
period 2007-03-31
GENESIS MICROCHIP INC /DE
filed 2007-09-04
CIK 1161396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

The number of shares outstanding of the registrant’s common stock as of August 27, 2007 was 37,465,217.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A (“Form 10-K/A”) is being filed as Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, which was filed with the Securities and Exchange Commission (SEC) on June 12, 2007 (the “Original Filing”). In preparing our Definitive Proxy Statement on Schedule 14A (the “Proxy Statement”), we enhanced the disclosure contained in the Compensation Discussion and Analysis section of the Original Filing for inclusion in the Proxy Statement. This Form 10-K/A incorporates in Part III, Item 11, the updated Compensation Discussion and Analysis as contained in the Proxy Statement. This Form 10-K/A also contains a revised version of the table entitled, “Potential Payments on Termination or Change of Control,” in Part III, Item 11, because subsequent to the Original Filing, the Company recalculated and corrected the amount of such potential payments. The Original Filing included both underestimates and overestimates of potential compensation for individual executives. When considered in the aggregate, the individual differences offset each other to result in a net underreporting of approximately $35,000 for the group. The corrected version of this table appears in Part III, Item 11 of this Form 10-K/A as well as in the Proxy Statement. In addition, Part III, Items 12 and 13 of this Form 10-K/A have been updated to provide information as of the most recent practicable date. Other than the revisions described above, the inclusion of an updated Consent of Independent Registered Public Accounting Firm, dated September 4, 2007, attached as Exhibit 23.1 hereto, and the updated certifications of our Chief Executive Officer and Principal Accounting Officer, attached as Exhibits 31.1, 31.2 and 32.1 hereto, there have been no other changes to the Original Filing.

This Form 10-K/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein, other than as described above, to reflect events that have occurred subsequent to that date. Other events occurring after the date of the Original Filing or other information necessary to reflect subsequent events will be disclosed in reports filed with the SEC subsequent to the Original Filing.

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

Our business involves risks and uncertainties. You should carefully consider the risks described below, together with all of the other information in this Annual Report on Form 10-K/A and other filings with the Securities and Exchange Commission in evaluating our business. If any of the following risks actually occur, our business, financial condition, operating results and growth prospects would likely be adversely affected. In such an event, the trading price of our common stock could decline, and you could lose all or part of your investment in our common stock. Our past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. These risks involve forward-looking statements and our actual results may differ substantially from those discussed in these forward-looking statements.

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

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a general discussion of our target markets, the nature of our products, and some of the business issues we are facing as a company. Next, we address the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then discuss our Results of Operations for the year ended March 31, 2007, or fiscal 2007, compared to fiscal 2006 and 2005, and corresponding quarterly information for fiscal 2007 and 2006 as viewed through the eyes of Management. Lastly, we provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments. This MD&A should be read in conjunction with the other sections of this Annual Report on Form 10-K/A. Dollars are in thousands unless otherwise noted.

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

Management’s Report on Internal Control Over Financial Reporting.  Please see Management’s Annual Report on Internal Control over Financial Reporting under Item 8 of this Form 10-K/A, which report is incorporated herein by reference.

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

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee of the Company has reviewed and discussed the following Compensation Discussion and Analysis with management, and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this 2007 Annual Report on Form 10-K/A.

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

Determination of Compensation

Our Compensation Committee, in conjunction with our CEO and our Vice President, Human Resources, reviews at least annually our executive officers’ compensation levels to determine whether they provide adequate incentives and motivation to our executive officers. The Compensation Committee determines executive compensation based on an evaluation of the responsibilities, experience and performance levels of each individual executive officer as well as an evaluation of our overall effectiveness in attracting and retaining executives under our current business circumstances. For example, as further described in the “Risk Factors” section of this Form 10-K/A, Genesis has recently experienced significant turnover in its senior management team. The Compensation Committee considers executive retention and risks associated with management turnover among other factors in determining executive compensation. To help ensure that the levels of executive compensation determined by the Compensation Committee are effective in retaining and motivating our executive officers, the Compensation Committee also reviews compensation levels of comparable executive officers in other similarly situated companies with which we compete for talent. Our Compensation Committee’s most recent review occurred in late 2006 and early 2007, when our Compensation Committee retained an independent compensation consultant, Compensia, to assist it in evaluating our compensation practices and philosophy and to assist it in developing and implementing our executive compensation program. We paid Compensia $164,587 in fiscal 2007, approximately $75,000 of which related to consulting for our executive compensation program, with the balance primarily related to consulting for the 2007 Equity Incentive Plan, 2007 Employee Stock Purchase Plan and the Option Exchange Program proposed above. The Compensation Committee has sole authority for retaining and terminating compensation consultants.

Our compensation consultant developed a competitive peer group based on input from the company and performed an analysis of competitive performance and compensation levels. We define our competitive market for executive talent so as generally to reflect publicly traded fabless semiconductor companies headquartered in Northern California with similar revenue levels, organization structures and numbers of employees. Comparable public companies used in our analysis include the following: Electronics For Imaging, OmniVision Technologies, Zoran, Silicon Storage Technology, Standard Microsystems, PMC-Sierra, Applied Micro Circuits, Sigmatel, PortalPlayer (now Nvidia), Semtech, Silicon Image, Integrated Silicon Solution, Cirrus Logic, Pixelworks and Trident Microsystems (together, the “Peer Group”).

Our Compensation Committee believes that reviewing Peer Group compensation levels can provide useful data for purposes of comparison. Peer Group compensation levels are among many factors we consider in assessing the reasonableness of our compensation and the effectiveness of our compensation in attracting and retaining talented executives. However, the Compensation Committee does not adhere to strict benchmark targets in setting compensation levels. Rather, the Compensation Committee sets compensation levels based on the skills, experience, responsibilities and achievements of each executive officer, taking into account the strategic objectives of the Company, the compensation ranges and relative performance of the Peer Group, and the recommendations of the CEO, except with respect to his own position. For example, in instances where an executive officer is uniquely key to our success, our Compensation Committee may provide compensation that is relatively high in the Peer Group range for comparable positions and/or higher in the Peer Group range than where other Company executives in different positions are in the Peer Group range for their respective comparable positions. Executives with significant experience and responsibility or a record of sustained high-performance may be paid compensation that is relatively high in the Peer Group range for their position, while executives with less experience or a shorter record of sustained high performance may be paid compensation that is relatively low in the Peer Group range for their position. Our Compensation Committee’s judgments with regard to market levels of compensation were based on the advice and Peer Group data provided by the compensation consultant, on industry compensation surveys from Radford Group, and the Compensation Committee’s experience with and knowledge of other similarly situated companies.

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

The Compensation Committee has reviewed the tables disclosing the compensation of our named executive officers contained in this proxy, in lieu of tally sheets, in order to understand all elements of our named executives’ compensation.

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

Executive Bonus Plan

In fiscal 2007, our executive bonus plan provided for “at risk” cash compensation tied to annual performance and was intended to reward both individual achievement and achievement of corporate-level goals. We designed the bonus plan to focus our management on achieving key corporate objectives, to motivate certain desirable individual behaviors and to reward substantial achievement of our key corporate financial objectives and individual goals.

Payment pursuant to the bonus plan is based upon two components, a corporate financial component and an individual performance objective component. If the Company meets or surpasses certain minimum financial targets under the operating plan (the “Operating Plan”), a bonus pool will be established under this bonus plan. Specifically, these minimum targets are (a) 90% of the Operating Plan revenue, and (b) 90% of the Operating Plan non-GAAP operating income. Both (a) and (b) must be achieved in order for a bonus pool to be established under this bonus plan.

In the event a bonus pool is established under the fiscal 2007 bonus plan, executives are eligible for bonuses expressed in the tables below as a percentage of annual base salary. Under the bonus plan, each participating executive’s bonus is determined based on the achievement of performance goals divided into two components: financial performance objectives and management-by-objective (“MBO”) performance objectives, with 50% of the target bonus allocated to each component.

The financial performance objectives were determined by our Board of Directors. The MBO performance objectives were determined by our CEO and Compensation Committee or, in the case of our CEO, by our Compensation Committee, with input from the other members of our Board of Directors.

The financial performance objectives were based on the Company’s financial performance relative to our Operating Plan. The specific business goals were non-GAAP operating income and revenue, with 75% of the financial performance objectives weighted to the achievement of the non-GAAP operating income goal and 25% weighted to the achievement of revenue. For purposes of this calculation, non-GAAP operating income may be adjusted for unusual items (such as mergers and acquisitions) as determined by the CEO and Chief Financial Officer, and as approved by the Board of Directors. The achievement of these goals was determined in early fiscal 2008 by the Board of Directors. No discretion may be exercised in the determination of these financial performance objectives because the achievement of these goals may be objectively determined.

For performance less than 90% of the financial performance objectives, there is no payout. Payouts occur at a threshold level of 90% and there is a superior payout for performance with achievement at or more than 110% of the financial performance objectives. The specific percentage of our named executive officers’ salaries that may be paid out upon achievement of the financial performance objectives is set out in the table below.

FINANCIAL COMPONENT BONUS AMOUNTS

Operating Plan Performance	<90%	90%	100%	110%

Elias Antoun	0%	12.5%	25%	50%
Michael Healy(1)	0%	6.25%	12.5%	25%
Behrooz Yadegar	0%	6.25%	12.5%	25%
Hildy Shandell	0%	6.25%	12.5%	25%
Raphael Mehrbians(1)	0%	6.25%	12.5%	25%
Tzoyao Chan(1)	0%	6.25%	12.5%	25%
Anders Frisk(1)	0%	6.25%	12.5%	25%

(1)	No longer employed by the Company

Our MBO performance objectives were both quantitative and qualitative and are specific to each executive’s areas of responsibility. For our CEO, the specific MBO’s included the following: (i) Design wins at top TV manufacturers; (ii) Specific target achievement of market share; (iii) Specific product deliverables; and (iv) Strategic technology acquisitions. Our Compensation Committee reviewed our CEO’s performance in comparison to these goals at the end of fiscal year 2007. Our CEO reviewed the performance of our other named executive officers’ performance in comparison to these goals at the end of fiscal year 2007 and made a recommendation to the Compensation Committee. In determining the achievement of the qualitative MBO performance objectives, the judgment of the Compensation Committee in the case of the CEO’s MBO performance, and the Compensation Committee and the CEO in the case of other executives was involved in order to determine whether such goals were met, since the goals were not wholly objective.

Under the fiscal 2007 bonus plan, for performance less than 90% achievement, there is no payout. Payouts occur at a threshold level of 90% and there is a superior payout for performance at or more than 110% of the financial goals. The specific percentage of our named executive officers’ salaries that may be paid out upon achievement of the MBO component goals is set out in the table below.

MBO COMPONENT BONUS AMOUNTS

Operating Plan Performance	<90%	90%	100%	110%

Elias Antoun	0%	25%	25%	50%
Michael Healy(1)	0%	12.5%	12.5%	25%
Behrooz Yadegar	0%	12.5%	12.5%	25%
Hildy Shandell	0%	12.5%	12.5%	25%
Raphael Mehrbians(1)	0%	12.5%	12.5%	25%
Tzoyao Chan(1)	0%	12.5%	12.5%	25%
Anders Frisk(1)	0%	12.5%	12.5%	25%

(1)	No longer employed by the Company

We believe that our bonus target levels are difficult to achieve and that our executives must perform at a high level devoting their full time and attention in order to earn their respective bonuses.

In fiscal 2007, we did not achieve the minimum financial targets in comparison to our Operating Plan that are required to fund the bonus pool. As such the bonus plan was not funded, and no executives received bonuses for fiscal 2007, except that a payment of $28,500 was made to Hildy Shandell pursuant to a guaranteed bonus provision in her offer letter.

For fiscal 2008, the Compensation Committee has decided to suspend the executive bonus plan so that there will not be any general cash bonus plan for our named executive officers for their performance in fiscal 2008, though the Compensation Committee may consider the payment of a discretionary cash bonus for exceptional performance by any of our executives. The Compensation Committee will review whether the executive bonus plan should be reinstated for fiscal 2009 prior to the beginning of the fiscal 2009 year.

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

For our 2007 fiscal year, our equity awards consisted of a combination of stock option grants and time-vesting RSUs, with awards weighted more towards stock options as an employee’s responsibilities and ability to impact the company’s financial performance increases. We believe stock options are attractive because they provide a relatively straightforward incentive to increase stockholder value over the long term, and also provide incentive for employees to continue their employment with the company. RSU awards provide additional incentive by providing employees with immediate stock ownership upon vesting, which aligns their interests with those of our stockholders. We believe that an RSU award program may consume fewer shares than options in order to achieve similar incentive levels because RSUs are immediately valuable to recipients upon vesting, in contrast to stock options, which may or may not ultimately result in realizable value to recipients. Because of the lower share consumption rate associated with RSUs, our use of RSUs may lessen our equity overhang and reduce dilution for our stockholders as well as reduce our equity compensation expenses compared to an all stock option program. Our Compensation Committee evaluates the effectiveness of our long-term equity compensation program on at least an annual basis, and may in the future revise our program. For example, we have committed to implement an equity program with performance-based RSUs for fiscal 2008, and we have made a similar commitment to performance-vesting equity awards for fiscal 2009.

For our 2008 fiscal year, the majority of equity awards for each of our named executive officers will consist of performance-vesting RSUs, in addition to stock option and time-vesting RSUs. The maximum number of shares that may be issued to our named executive officers on achieving the performance criteria for the performance-vesting RSUs will exceed the number of shares subject to time-vesting stock options or time-vesting RSUs awarded to each such named executive officer in fiscal 2008. The performance goals for these performance-vesting RSUs will consist of meeting or exceeding our agreed upon operating plans for fiscal 2009 and/or fiscal 2010 with a focus on revenue and operating income. The RSUs will vest, following fiscal 2009 or fiscal 2010 as applicable, only upon meeting or exceeding the performance goals for the applicable fiscal year, there are no additional shares granted or additional vesting if our results exceeds those goals, and there is no vesting of the RSUs if our results are below the target amount.

Furthermore, our Compensation Committee intends to have at least a majority of the number of shares subject to equity awards granted to those executive officers we expect will be its named executive officers for our 2009 fiscal year be performance-based awards, absent any changes in the applicable accounting rules, tax or other laws, or any significant business developments.

In fiscal 2007, the Compensation Committee implemented a policy of awarding all equity grants on a fixed day of each month, in order to ease administration of awards and to avoid any appearance of setting the date of awards with the benefit of hindsight. Beginning in November 2006, stock options are granted with an exercise price equal to the closing price of our common stock on the day of grant, typically vest 25% after one year with the remainder vesting monthly over the next three years, and generally will expire six years after the date of grant. Prior to November 2006, our stock option grants typically had an exercise price equal to the closing price of our common stock on either the day of grant or the day before the grant. Beginning in November 2006, our time-vesting RSU grants typically vest annually based upon continued employment over a four-year period. Performance-vesting RSUs will vest pursuant to the vesting schedule associated with each award, and in each case only if the associated performance goals for the award are achieved. Prior to November 2006, our RSU awards typically vested either annually as described in the preceding sentence, or 25% after one year with the remainder vesting quarterly over the next three years. The vesting of certain of our named executive officers’ stock options may be accelerated in certain circumstances pursuant to the terms of their agreements with the Company. These terms are more fully described below in Change of Control and Severance Benefits and Potential Payments on Termination or Change of Control below.

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

On a case-by-case basis, we may also extend option exercise periods for departing executives in connection with severance and release of claims agreements entered into at the time of severance. Please see the table Potential Payments on Termination or Change of Control on page 57.

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

CEO Compensation for Fiscal 2006

Our President and CEO, Mr. Antoun, received a stock award that was granted in fiscal 2007 in recognition of performance in fiscal 2006. This award reflects the substantial achievement of financial goals in fiscal 2006. The following table summarizes the Company’s performance on its key financial performance priorities established early in fiscal 2006. The Compensation Committee considered the Company’s performance as measured by absolute performance against fiscal 2005 performance and by relative performance against competitors.

		Actual FY 2006
	Target Growth in	Performance as a
	FY2006 Over FY 2005	Percentage of FY2006
Metric	Results	Targets

Revenue	20%	110%
Non-GAAP Operating Margin	200%	176%

In late 2006, we reviewed the Company’s and Mr. Antoun’s accomplishments in fiscal 2006 and discussed compensation for Mr. Antoun. Based on these accomplishments and the other factors discussed above (such as market compensation data and pay equity data), and after discussion with the other non-employee directors, we approved Mr. Antoun’s compensation relating to fiscal 2006 in late 2006.

The following table summarizes Mr. Antoun’s compensation and benefits relating to fiscal 2006.

Cash compensation:
Base salary	$350,004
Cash bonus(1)	$297,500
Year-end incentive equity award:
Restricted stock units(2)(3)	$11,564
Stock options(2)(4)	$1,488,567
Retirement benefits:
401(k) Plan Company match(5)	$2,982
Other fiscal 2006 compensation as reported in the summary compensation table:
Other compensation(6)	$5,400

Total	$2,156,017

(1)	Fiscal 2006 bonus amount paid in early fiscal 2007 pursuant to the Fiscal 2006 Executive Bonus Plan.

(2)	Awarded in early fiscal 2007 for performance in fiscal 2006. This amount is also disclosed in the following Fiscal Year 2007 Summary Compensation Table.

(3)	Indicates the amount in dollars recognized for financial statement reporting purposes for the fiscal year ended March 31, 2007 in accordance with FAS 123R disregarding forfeiture assumptions of $21,170. See Note 9 of the Notes to Consolidated Financial Statements for the assumptions used by the Company in calculating these amounts.

(4)	Indicates the amount in dollars recognized for financial statement reporting purposes for the fiscal year ended March 31, 2007 in accordance with FAS 123R disregarding forfeiture assumptions of $69,826. See Note 9 of the Notes to Consolidated Financial Statements for assumptions used by the Company in calculating these amounts.

(5)	401(k)plan matching contributions were paid to executives at the same rates as other eligible employees and capped at $3,000 in fiscal 2006.

(6)	Consisted of car allowance, which was discontinued effective January 23, 2007.

All equity awards granted to Mr. Antoun have been previously disclosed and are reflected on SEC Forms 3 and 4 that are on file with the SEC. Stock-based compensation expense, if any, associated with these equity awards has been fully recognized under U.S. generally accepted accounting principles in the Company’s financial statements in fiscal 2006 and prior years and, therefore, delivery of these awards would result in no incremental stock-based compensation expense to the Company. The dollar value (as of March 31, 2007) of equity awards previously granted under equity compensation plans that would be available to Mr. Antoun if his employment terminates as the result of an involuntary termination or he resigns for good reason within twelve (12) months of a change of control are set forth in the table, Potential Payments on Termination or Change of Control on page 54 below. Mr. Antoun’s change of control severance agreement is described under the caption “Tier 1 CEO Change of Control Agreement with CEO” beginning on page 51.

Executive Compensation Tables

We refer to these executive officers as our “named executive officers” elsewhere in this Form 10-K/A.

FISCAL YEAR 2007 SUMMARY COMPENSATION TABLE

					Stock	Option	Non-Equity	All Other
					Awards	Awards	Incentive Plan	Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)		($)(7)	($)(8)	Compensation ($)	($)(9)	Total ($)

Elias Antoun,	2007	364,001	0		11,564	1,488,567	0	23,723	1,887,855
President & CEO
Michael Healy,	2007	241,384	0		9,406	790,324	0	24,043	1,065,157
formerly Sr. VP Finance and CFO(1)
Behrooz Yadegar,	2007	229,174	75,000	(2)	86,759	119,878	0	20,128	530,939
Sr. VP Product Development
Hildy Shandell,	2007	144,002	100,000	(3)	166,571	64,550	28,500 (3)	9,561	513,184
Sr. VP Corporate Development
Raphael Mehrbians,	2007	168,807	0		10,510	418,969	0	185,258	783,544
formerly Sr. VP Product Marketing(4)
Tzoyao Chan,	2007	102,120	0		10,510	401,431	0	233,371	747,432
formerly Sr. VP Product Development(5)
Anders Frisk,	2007	275,834	0		8,294	476,065	0	24,377	784,570
Executive Vice President(6)

(1)	Mr. Healy terminated employment with the Company on May 16, 2007.

(2)	Mr. Yadegar commenced employment on May 16, 2006 and received a $75,000 sign-on bonus.

(3)	Ms. Shandell commenced employment on September 12, 2006 and, pursuant to her offer letter, received a $100,000 sign-on bonus and a guaranteed bonus of $28,500 under our Executive Bonus Plan. The “Other

Compensation” column includes $5,658 in reimbursement for legal fees incurred in connection with her offer letter.

(4)	Mr. Mehrbians terminated employment with the Company on October 31, 2006. The “Other Compensation” column includes $164,736 in severance pay and $8,667 in COBRA reimbursement pursuant to Mr. Mehrbians’s separation agreement.

(5)	Mr. Chan terminated employment with the Company on July 31, 2006. The “Other Compensation” column includes $208,472 in severance pay and $16,251 in COBRA reimbursement pursuant to Mr. Chan’s separation agreement.

(6)	Mr. Frisk terminated employment on July 31, 2007.

(7)	The amounts in this column for “Stock Awards” indicate the amount in dollars recognized for financial statement reporting purposes for the fiscal year ended March 31, 2007 in accordance with FAS 123R disregarding forfeiture assumptions of $21,170. See Note 9 of the Notes to Consolidated Financial Statements for the assumptions used by the Company in calculating these amounts.

(8)	The amounts in this column for “Option Awards” indicate the amount in dollars recognized for financial statement reporting purposes for the fiscal year ended March 31, 2007 in accordance with FAS 123R disregarding forfeiture assumptions of $69,826. See Note 9 of the Notes to Consolidated Financial Statements for assumptions used by the Company in calculating these amounts.

(9)	See “All Other Compensation” and “Perquisites” tables.

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

FISCAL YEAR 2007 ALL OTHER COMPENSATION TABLE

		Perquisites		Company
		and Other		Contributions to	Severance
		Personal	Insurance	Retirements and	Payments/
		Benefits	Premiums	401(k) Plans	Accruals
Name	Year	($)(1)	($)(4)	($)(4)	($)	Total ($)

Elias Antoun	2007	5,700	15,023	3,000	0	23,723
Michael Healy(2)	2007	5,700	15,343	3,000	0	24,043
Behrooz Yadegar	2007	5,100	15,028	0	0	20,128
Hildy Shandell(3)	2007	8,358	1,203	0	0	9,561
Raphael Mehrbians(2)	2007	4,200	6,497	1,158	173,403	185,258
Tzoyao Chan(2)	2007	2,400	5,024	1,224	224,723	233,371
Anders Frisk(2)	2007	5,700	15,677	3,000	0	24,377

(1)	Consists of car allowance, which was discontinued effective January 23, 2007.

(2)	No longer employed by the Company.

(3)	Consists of car allowance, which was discontinued effective January 23, 2007, and reimbursement for legal fees incurred in connection with negotiating Ms. Shandell’s offer of employment.

(4)	Insurance premiums and 401(k) plan contributions are paid to executives at the same rates as other eligible employees.

All other compensation consists of insurance premiums and 401(k) plan contributions, which are paid to executives at the same rate as other eligible employees. For part of fiscal 2007, we also paid a car allowance, which is reflected above.

FISCAL YEAR 2007 PERQUISITES TABLE

			Financial	Total Perquisites
		Car Allowances	Planning/Legal Fees	and Other Personal
Name	Fiscal Year	($)(1)	($)(2)	Benefits ($)

Elias Antoun	2007	5,700	0	5,700
Michael Healy(3)	2007	5,700	0	5,700
Behrooz Yadegar	2007	5,100	0	5,100
Hildy Shandell	2007	2,700	5,658	8,358
Raphael Mehrbians(3)	2007	4,200	0	4,200
Tzoyao Chan(3)	2007	2,400	0	2,400
Anders Frisk(3)	2007	5,700	0	5,700

(1)	The car allowance was discontinued for all executives effective January 23, 2007.

(2)	Paid pursuant to offer letter.

(3)	No longer employed by the Company.

Perquisites consist of the now-discontinued car allowance, also noted in “All Other Compensation” above, and reimbursement of legal fees to Ms. Shandell pursuant to her offer letter.

FISCAL YEAR 2007 GRANTS OF PLAN-BASED AWARDS TABLE

										All Other
									All Other	Option			Grant
									Stock	Awards:	Exercise		Date Fair
									Awards:	Number of	or Base	Closing	Value of
						Estimated Future Payouts Under Equity Incentive Plan			Number	Securities	Price of	Price on	Stock &
			Estimated Future Payouts Under Non-Equity Incentive Plan Awards(3)			Awards			of Shares	Underlying	Option	Grant	Option
	Grant	Approval		Target			Target		of Stock or	Options	Awards	Date	Awards
Name	Date	Date	Threshold ($)	($)	Maximum ($)	Threshold ($)	($)	Maximum ($)	Units (#)(4)	(#)(5)	($/Sh)(6)	($/Sh)	($)(7)

Elias Antoun	5/30/2006	5/30/2006								60,000	12.27	11.82	430,062
	5/30/2006	5/30/2006							4,300		0	11.82	52,761
			136,500	182,000	364,000	n/a	n/a	n/a
Michael Healy(1)	5/30/2006	5/30/2006								25,000	12.27	11.82	179,193
	5/30/2006	5/30/2006							1,430		0	11.82	17,546
			45,260	60,346	120,692	n/a	n/a	n/a
Behrooz Yadegar	5/5/2006	5/5/2006								70,000	12.97	13.08	530,369
	5/5/2006	5/5/2006							30,000		0	13.08	389,100
			42,970	57,294	114,587
Hildy Shandell(2)	10/27/2006	9/12/2006								45,000	10.23	10.14	245,646
	10/27/2006	9/12/2006							50,000		0	10.14	600,500
			48,751	65,001	130,002	n/a	n/a	n/a
Raphael Mehrbians(1)	5/30/2006	5/30/2006								25,000	12.27	11.82	179,193
	5/30/2006	5/30/2006							1,430		0	11.82	17,546
			n/a	n/a	n/a	n/a	n/a	n/a
Tzoyao Chan(1)	5/30/2006	5/30/2006								20,000	12.27	11.82	143,354
	5/30/2006	5/30/2006							1,430		0	11.82	17,546
			n/a	n/a	n/a	n/a	n/a	n/a
Anders Frisk(1)	5/30/2006	5/30/2006								20,000	12.27	11.82	143,354
	5/30/2006	5/30/2006							1,430		0	11.82	17,546
			51,719	68,958	137,917	n/a	n/a	n/a

(1)	No longer employed by the Company.

(2)	Options were approved during a closed trading window under the company’s Insider Trading Policy, and were therefore not granted until the trading window reopened.

(3)	Potential payments as calculated pursuant to the fiscal year 2007 Executive Bonus Plan. See “Executive Bonus Plan” discussion on page 42. Actual payments were zero, except to Ms. Shandell, who earned a guaranteed

$28,500 bonus payment in accordance with her offer letter. The company did not achieve its minimum corporate revenue and operating income goals, and as a result, no bonus payments were made pursuant to the fiscal year 2007 Executive Bonus Plan other than to Ms. Shandell.

(4)	These restricted stock units vest over four years from the date of grant, except for Ms. Shandell’s grant, which vests over three and a half years from the date of grant.

(5)	These stock options vest over four years from the date of grant, except for Ms. Shandell’s options, which vest over three and a half years from the date of grant.

(6)	The exercise price is higher than the closing price on the date of grant because the awards were priced in accordance with the then-current policy of using the closing price of the day before grant. The company currently prices awards at the closing price on the date of grant.

(7)	Amount reflects the full grant date fair value of the awards as of March 31, 2007, as computed in accordance with FAS 123R. The assumptions used to calculate the amounts in this column are set forth under Note 9 of the Notes to Consolidated Financial Statements.

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

FISCAL YEAR 2007 OPTION EXERCISES AND STOCK VESTED TABLE

	Option Awards		Stock Awards
	Number		Number
	of Shares	Value	of Shares	Value
	Acquired on	Realized on	Acquired on	Realized
	Exercise	Exercise	Vesting	on Vesting
Name	(#)	($)	(#)	($)

Elias Antoun	0	0	0	0
Michael Healy(1)	0	0	469	5,629
Behrooz Yadegar	0	0	0	0
Hildy Shandell	0	0	12,500	99,000
Raphael Mehrbians(1)	35,000	198,800	402	5,303
Tzoyao Chan(1)	104,284	209,767	322	4,221
Anders Frisk(1)	0	0	376	4,514

(1)	No longer employed by the Company.

FISCAL YEAR 2007 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards				Stock Awards
	Number of	Number of			Number	Market
	Securities	Securities			of RSUs	Value of
	Underlying	Underlying	Option		That Have	RSUs That
	Unexercised	Unexercised	Exercise	Option	Not	Have Not
	Options (#)	Options (#)	Price	Expiration	Vested	Vested
Name	Exercisable	Unexercisable	($)	Date	(#)	($)

Elias Antoun(4)(5)	291,667	208,333	16.895	11/29/2014	4,300	39,947
	0	60,000	12.270	5/30/2012
Michael Healy(1)(4)(5)	154,167	45,833	18.830	2/4/2014	602	5,593
	9,740	11,510	19.500	10/25/2011	1,430	13,285
	0	25,000	12.270	5/30/2012
Behrooz Yadegar(4)(5)	0	70,000	12.970	5/5/2012	30,000	278,700
Hildy Shandell(6)	11,250	33,750	10.230	10/27/2012	37,500	348,375
Raphael Mehrbians(2)(4)(5)	9,031	0	19.500	12/31/2007	0	0
Tzoyao Chan(3)(4)(5)	0	0			0	0
Anders Frisk(4)(5)(7)	33,917	0	22.560	2/17/2010	481	4,468
	10,834	0	22.560	2/17/2010	1,430	13,285
	13,750	0	17.000	8/2/2010
	6,500	0	17.000	8/2/2010
	14,375	0	7.500	7/22/2012
	31,667	0	12.390	2/18/2013
	8,334	833	16.800	5/16/2013
	377	5,297	15.620	5/26/2014
	17,956	6,370	15.620	5/26/2014
	7,792	9,208	19.500	10/25/2011
	0	20,000	12.270	5/30/2013

(1)	Terminated employment May 16, 2007.

(2)	Terminated employment October 31, 2006.

(3)	Terminated employment July 31, 2006.

(4)	Options vest over four years from the date of grant, with 25% vesting after one year, and monthly vesting thereafter.

(5)	Restricted stock units vest 25% after one year, with annual vesting thereafter.

(6)	Pursuant to Ms. Shandell’s offer letter, options and restricted stock units vest over three and a half years from the date of grant, with 25% vesting after six months of employment and the balance vesting monthly in equal amounts over the following thirty-six months.

(7)	Terminated employment on July 31, 2007.

Change of Control and Severance Benefits

“Tier 1” Change of Control Agreement with CEO

On March 2, 2007, we entered into a change of control severance agreement with our Chief Executive Officer, Elias Antoun (“CEO Agreement”). The CEO Agreement will provide certain benefits upon an involuntary termination of Mr. Antoun’s employment following a change of control of the company. The agreement has a two-year term. The agreement generally provides that if, within 12 months after the change of control of the company, Mr. Antoun’s employment is involuntarily terminated or he resigns for good reason (as defined in the CEO Agreement), and he signs a release of claims, then he will be entitled to (i) a lump sum severance payment equal to 12 months base salary, (ii) an amount representing Mr. Antoun’s pro-rated forgone annual bonus and (iii) accelerated vesting of 50% of Mr. Antoun’s then outstanding, unvested equity compensation awards. The amount of Mr. Antoun’s pro-rated forgone bonus is calculated by multiplying 50% of his annual base salary, as in effect on the date of his employment termination, by a fraction with a numerator equal to the number of days between the start of the company’s fiscal year during which the termination occurs and the termination date and a denominator equal to 365. Further, we will reimburse Mr. Antoun for the premiums paid for the continued coverage of himself and any eligible dependents under the Company’s medical, dental and vision plans at the same level of coverage in effect on the termination date for 12 months, or until Mr. Antoun becomes covered under similar plans.

“Tier 1” Change of Control Agreement with CFO

On March 2, 2007, we entered into a change of control severance agreement with our then Chief Financial Officer, Michael Healy (“CFO Agreement”). The CFO Agreement is identical to the CEO Agreement described above, except that Mr. Healy’s pro-rated forgone annual bonus is calculated by multiplying 25% of his annual base salary, as in effect on the date of his employment termination, by a fraction with a numerator equal to the number of days between the start of the company’s fiscal year during which the termination occurs and the termination date and a denominator equal to 365. The CFO Agreement is no longer effective, since Mr. Healy terminated employment in May 2007.

“Tier 2” Change of Control Agreement with Other Executives

On March 2, 2007, Genesis Microchip Inc. entered into a change of control severance agreement (the “Tier 2 Agreement”) with the following officers:

•	Behrooz Yadegar, Sr. VP, Product Development

•	Ernest Lin, Sr. VP, Worldwide Sales

•	Jeffrey Lin, General Counsel

•	Ava Hahn, former Associate General Counsel & Secretary

The Company also entered into a Tier 2 Agreement with Anders Frisk, former Executive Vice President, that by its terms would not go into effect before August 1, 2007. Mr. Frisk terminated employment on July 31, 2007, so his Tier 2 Agreement is not in effect. The Tier 2 Agreement provides for certain benefits upon an involuntary termination of each officer’s employment following a change of control of the company, at a reduced level from the Tier 1 agreements for our CEO and CFO described above. The Tier 2 Agreement has a two-year term, and generally provides that if, within 12 months after the change of control of the company, the officer’s employment is involuntarily terminated or he or she resigns for good reason and signs a release of claims, then that officer will be entitled to a lump sum severance payment equal to six months base salary and accelerated vesting of 25% of the officer’s then outstanding, unvested equity compensation awards. Further, we will reimburse the officer for the premiums paid for the continued coverage of himself/herself and any eligible dependents under the Company’s medical, dental and vision plans at the same level of coverage in effect on the termination date for six months, or until the officer becomes covered under similar plans. The Tier 2 Agreement is no longer effective with respect to Ms. Hahn, who terminated employment on June 12, 2007.

In addition, on August 14, 2006, the Company entered into a Amendment to Change of Control Severance Agreement with Anders Frisk. Pursuant to this Amendment, in the event that Mr. Frisk’s employment with the company terminates as a result of an involuntarily termination prior to July 31, 2007, and Mr. Frisk signs and does not revoke a release of claims, Mr. Frisk is entitled to severance benefits in the form of base salary from the date of termination to July 31, 2007, and the same level of company-paid health coverage and benefits. This Amendment is no longer in effect.

Change of Control Agreement with Hildy Shandell

On September 12, 2006, we entered into a change of control severance agreement with our Senior Vice President, Corporate Development, Hildy Shandell (the “Shandell Agreement”). The Shandell Agreement terminates upon the earlier of (a) two years after a change of control of Genesis, or (b) the date that all obligations of the parties under the Shandell Agreement have been satisfied, provided that if there has not been a change of control as of three years after the effective date of the agreement, it immediately terminates.

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

In addition, in the event that Genesis terminates Mr. Yadegar’s employment within the first two years of employment, for reasons other than for cause or Mr. Yadegar’s death or disability, and such termination is not associated with a change of control such that he would not be entitled to receive any severance benefits under a change of control severance agreement (such as discussed above under “Change of Control and Severance Benefits”), if any, then, subject to Mr. Yadegar’s signing and not revoking a separation agreement and release of claims in a form reasonably acceptable to Genesis, he will be entitled to the following benefits: (1) severance payments equal to six months of then-current monthly base salary, (2) a pro-rated bonus, if applicable, (3) one-year vesting acceleration of all unvested RSUs, if any, (4) one-year vesting acceleration of all unvested options, if any, and (5) reimbursement of six months of COBRA benefit continuation.

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

In addition, in the event that Genesis terminates Ms. Shandell’s employment within the first three years of her employment, for reasons other than for cause or Ms. Shandell’s death or disability, and such termination is not associated with a change of control such that she would not be entitled to receive any severance benefits under the Shandell Agreement (discussed above under “Change of Control Severance Benefits”), then, subject to Ms. Shandell’s signing and not revoking a separation agreement and release of claims in a form reasonably acceptable to Genesis, she will be entitled to the following benefits: (i) severance payments equal to 12 months of then-current monthly base salary; (ii) a pro-rated bonus (calculated assuming 100% achievement of individual and corporate plan objectives); (iii) one-year vesting acceleration of all unvested restricted stock units, if any; (iv) one-year vesting acceleration of all unvested options, if any; and (v) reimbursement of twelve months of COBRA benefit continuation payments.

POTENTIAL PAYMENTS ON TERMINATION OR CHANGE OF CONTROL

	Payment Trigger	Salary	Bonus	Benefits/	Equity	Total
Name	Event	Severance	Severance(1)	Perquisites	Acceleration	Value

Elias Antoun	Involuntary	$0	$0	$0	$0	$0
	Termination Unrelated to Change-of-Control
	Involuntary	$364,001	$182,001	$16,800	$19,974	$582,776
	Termination Related to Change-of-Control
Michael Healy(2)	Involuntary	$0	$0	$0	$0	$0
	Termination Unrelated to Change-of-Control
	Involuntary	$241,384	$60,346	$16,800	$9,439	$327,969
	Termination Related to Change-of-Control
Behrooz Yadegar	Involuntary	$125,004	$0	$8,400	$69,675	$203,079
	Termination Unrelated to Change-of-Control
	Involuntary	$125,004	$0	$8,400	$139,350	$272,754
	Termination Related to Change-of-Control
Hildy Shandell	Involuntary	$260,004	$65,000	$16,800	$116,125	$457,929
	Termination Unrelated to Change-of-Control
	Involuntary	$260,004	$65,000	$16,800	$174,188	$515,992
	Termination Related to Change-of-Control
Anders Frisk(2)	Involuntary	$91,945	$0	$5,600	$0	$97,545
	Termination Unrelated to Change-of-Control
	Involuntary	$91,945	$0	$5,600	$0	$97,545
	Termination Related to Change-of-Control

(1)	This is the maximum bonus amount payable pursuant to the Change of Control agreements. The actual bonus amount paid, if any, would be prorated based on number of days served in the fiscal year.

(2)	No longer employed by the Company.

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

Compensation of Directors

In fiscal 2007, directors who were not our employees received $5,000 per quarter as a retainer, $1,000 for each meeting of the Board of Directors or committee thereof attended in person and $500 for each meeting attended by teleconference. Non-employee chairmen of committees received an additional retainer of $1,250 per quarter for serving as a committee chairman, other than the chairman of the Audit Committee who received an additional quarterly retainer of $2,500. Directors who are our employees receive no separate compensation for services rendered as a director. In addition, all directors are reimbursed for reasonable expenses incurred in order to attend meetings.

In fiscal 2007, the Board of Directors formed a special purpose subcommittee focusing on corporate strategy. Members of the subcommittee received $1,000 for each subcommittee meeting attended in person and $500 for each meeting attended by teleconference.

Upon first joining the Board of Directors, non-employee directors received options to purchase a total of 25,000 shares of our common stock, vesting over 36 months.

Grants were also made annually on the first day of the month following our annual meeting of stockholders. Each non-employee director received an option to purchase 8,000 shares of our common stock, plus additional options to purchase 2,500 shares of our common stock for each committee on which the director serves. The options were granted with an exercise price equal to the closing price of our stock on the date of the grant and vest over twelve months. The automatic annual option grants were made on October 1, 2006 at an exercise price of $11.77 per share. No other stock option grants were made to non-employee directors in fiscal 2007.

Awards granted to our non-employee directors will vest in full upon consummation of any change of control transaction.

The following table summarizes the retainers and attendance fees and the number of stock option grants that were made to our non-employee directors, in their capacity as non-employee directors, during fiscal 2007:

FISCAL YEAR 2007 DIRECTOR COMPENSATION TABLE

	Fees Earned
	or Paid	Option
	in Cash	Awards	All Other	Total
Name	($)(1)	($)(2)	Compensation ($)	($)

Jon Castor(3)	54,500	188,171	0	242,671
Chieh Chang(4)	56,000	188,171	0	244,171
Tim Christoffersen(5)	57,000	136,716	0	193,716
Jeffrey Diamond(6)	72,000	136,716	0	208,716
Robert H. Kidd(7)	57,500	136,716	0	194,216
Chandrashekar M. Reddy(8)	59,250	119,434	0	178,684

(1)	Shows amounts earned through March 31, 2007.

(2)	This column reflects the dollar amount of option awards recognized in accordance with FAS 123R for financial statement reporting purposes for the fiscal year ended March 31, 2007 disregarding forfeiture assumptions of $5,055. The assumptions used to calculate the numbers in this column are set forth under Note 9 of the Notes to Consolidated Financial Statements.

(3)	Mr. Castor held options to purchase 43,000 shares outstanding at fiscal year end. The grant date fair value of the options to purchase 15,000 shares of our common stock that were granted to each non-employee director in fiscal 2007 was $94,208, as computed in accordance with FAS 123R.

(4)	Mr. Chang held options to purchase 53,000 shares outstanding at fiscal year end. The grant date fair value of the options to purchase 15,000 shares of our common stock that were granted to each non-employee director in fiscal 2007 was $94,208, as computed in accordance with FAS 123R.

(5)	Mr. Christoffersen held options to purchase 65,500 shares outstanding at fiscal year end. The grant date fair value of the options to purchase 15,000 shares of our common stock that were granted to each non-employee director in fiscal 2007 was $94,208, as computed in accordance with FAS 123R.

(6)	Mr. Diamond held options to purchase 115,500 shares outstanding at fiscal year end. The grant date fair value of the options to purchase 15,000 shares of our common stock that were granted to each non-employee director in fiscal 2007 was $94,208, as computed in accordance with FAS 123R.

(7)	Mr. Kidd held options to purchase 70,500 shares outstanding at fiscal year end. The grant date fair value of the options to purchase 15,000 shares of our common stock that were granted to each non-employee director in fiscal 2007 was $94,208, as computed in accordance with FAS 123R.

(8)	Mr. Reddy held options to purchase 67,167 shares outstanding at fiscal year end. The grant date fair value of the options to purchase 15,000 shares of our common stock that were granted to each non-employee director in fiscal 2007 was $94,208, as computed in accordance with FAS 123R.

On July 24, 2007, the Board of Directors of Genesis Microchip Inc. approved a new compensation arrangement for directors who are not our employees. The new arrangement went into effect for our current non-employee directors on July 25, 2007 and is effective for new non-employee directors upon the date they join the Board of Directors.

We will continue our previous arrangement of paying non-employee directors $5,000 per quarter as a retainer, $1,000 for each meeting of the Board of Directors or committee thereof attended in person, and $500 for each meeting of the Board of Directors or committee thereof attended by teleconference. We also continue to reimburse all non-employee directors for reasonable expenses to attend meetings.

Under the new compensation arrangement, the chairman of the Board of Directors also receives $3,750 per quarter, the chairman of the Audit Committee also receives $5,000 per quarter, the chairman of the Compensation Committee also receives $2,500 per quarter, the chairman of the Nominating Committee also receives $1,250 per quarter, and the chairman of the Governance Committee also receives $1,250 per quarter. Excluding the chairman of each committee, each director who serves on the Audit Committee also receives $2,000 per quarter, each director who serves on the Compensation Committee also receives $1,250 per quarter, each director who serves on the Nominating Committee also receives $750 per quarter, and each director who serves on the Governance Committee also receives $750 per quarter.

Under the new compensation arrangement, non-employee directors no longer receive option grants for serving on or chairing committees.

In the event that our stockholders approve our 2007 Equity Incentive Plan (the “2007 Plan”) at our annual meeting, scheduled for October 9, 2007 (the “Annual Meeting”), upon first joining the Board of Directors, non-employee directors will receive a grant of 16,000 restricted stock units (“RSUs”) pursuant to the 2007 Plan, which will vest annually over three years, with 1/3 vesting after each year of service. Grants of RSUs to existing non-employee directors also will be made annually on the first day of the month following each annual meeting of our stockholders. Each non-employee director will receive an annual grant of 8,000 RSUs pursuant to the 2007 Plan, which will vest after one year of service.

In the event that our stockholders do not approve the 2007 Plan at our Annual Meeting, upon first joining the Board of Directors, non-employee directors will receive options to purchase a total of 25,000 shares of our Common Stock, which will vest monthly over thirty-six months. Grants of options to non-employee directors also will be made annually on the first day of the month following each annual meeting of our stockholders. Each non-employee director will receive options to purchase 8,000 shares of Common Stock, which will vest monthly over twelve months.

Compensation Committee Interlocks and Insider Participation

The members of our Compensation Committee during the fiscal year ended March 31, 2007 were Messrs. Diamond, Chang and Reddy. At no time since our formation have any of the members of our Compensation Committee served as our officers or employees or as officers or employees of any of our subsidiaries, except for Mr. Diamond and Mr. Reddy as described in their biographies on pages 6-7. No interlocking relationship exists between our Board of Directors or its Compensation Committee and the board of directors or compensation committee of any other company, nor did any interlocking relationships exist during the past fiscal year.

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

			Number of
			Securities
			Available for
	Number of		Issuance
	Securities to	Weighted-	Under Equity
	be Issued	Average	Compensation
	Upon Exercise	Exercise Price	Plans
	of	of	(Excluding
	Outstanding	Outstanding	Securities
	Options,	Options,	Reflected in
	Warrants and	Warrants and	the First
Plan Name and Type	Rights	Rights	Column)

Equity compensation plans approved by stockholders
1997 Employee Stock Purchase Plan*(1)	N/A	N/A	215,085
1997 Employee Stock Option Plan(2)(3)	2,100,310	13.71	1,855,849
1997 Non-Employee Stock Option Plan	160,480	14.25	69,675
Equity compensation plans not formally approved by stockholders
2000 Non-Statutory Stock Option Plan(3)	2,664,685	15.22	1,475,278
2001 Non-Statutory Stock Option Plan(2)	260,864	21.97	106,901
2003 Stock Plan(2)	865,000	17.15	118,750
Equity compensation plans assumed on acquisitions
1997 Paradise Stock Option Plan	557	0.66	—
Sage Stock Option Plan(2)	301,871	23.15	—

*	The number of securities to be issued upon exercise of outstanding rights under the 1997 Employee Stock Purchase Plan and the weighted average exercise price of those securities is not determinable. The 1997 Employee Stock Purchase Plan provides that shares of our common stock may be purchased at a per share price equal to 85% of the fair market value of the common stock on the beginning of the offering period or a purchase date applicable to such offering period, whichever is lower. The closing price per share of our common stock on the Nasdaq Global Market on June 29, 2007 (the last trading day of the most recent offering period) was $9.36.

(1)	Under this plan, the number of shares which may be issued is subject to an annual increase to be added on each anniversary date of the adoption of the plan equal to the lesser of (i) the number of Shares needed to restore the maximum aggregate number of Shares available for sale under the plan to 500,000, or (ii) a lesser amount determined by the Board.

(2)	This plan explicitly permits repricing of options granted under the plan.

(3)	Under this plan, the number of shares which may be issued is subject to an annual increase to be added on the first day of each fiscal year equal to the lesser of (1) 2,000,000 shares, (ii) 3.5% of the outstanding shares of common stock on such date or (iii) an amount determined by the Board.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table contains information about the beneficial ownership of our common stock as of August 27, 2007 for:

•	each of our current directors, as well as our Chief Executive Officer, former Chief Financial Officer and our other three most highly compensated executive officers who were executive officers during the fiscal year ended March 31, 2007;

•	all of our current directors and named executive officers as a group; and

•	all persons known by us to be beneficial owners of more than five percent (5%) of our outstanding stock.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Securities and Exchange Act of 1934 and the information is not necessarily indicative of beneficial ownership for any other purpose. Under Rule 13d-3, beneficial ownership includes any shares over which the individual or entity has voting power or investment power and any shares that the individual has the right to acquire within 60 days of August 27, 2007 through the exercise of any vested stock options or vested restricted stock units. Unless indicated, each person or entity either has sole voting and investment power over the shares shown as beneficially owned or shares those powers with his spouse.

The number of options and restricted stock units exercisable within sixty (60) days of August 27, 2007 is shown in the first column of the table and is included in the total number of shares of common stock beneficially owned shown in the second column. The percentage of shares beneficially owned is computed on the basis of 37,465,217 shares of common stock outstanding on August 27, 2007. Unless otherwise indicated, the principal address of each stockholder listed below is c/o Genesis Microchip Inc., 2525 Augustine Drive, Santa Clara, California 95054.

	Number of
	Shares of
	Common Stock
	Issuable
	Pursuant to	Total Number
	Options and	of Shares of
	Restricted	Common Stock	Percentage of
	Stock	Beneficially	Outstanding
Name	Units	Owned	Common Stock

DeutscheBank AG(1) Taunusanlage 12 D-60325 Frankfurt am Main Federal Republic of Germany	—	3,174,886	8.5%
Sonar Capital Management LLC(1) 75 Park Plaza, 2nd Floor Boston, MA 02116	—	2,295,345	6.1%
Elias Antoun	374,167	394,650	1.1%
Michael Healy(2)(7)	0	5,201	*
Behrooz Yadegar	24,792	26,264	*
Hildy Shandell	17,813	29,345	*
Raphael Mehrbians(3)(7)	9,031	11,773	*
Tzoyao Chan(4)(7)	0	16,690	*
Anders Frisk(5)(6)(7)	142,542	145,815	*
Jon Castor	42,583	42,583	*
Chieh Chang	52,583	66,320	*
Tim Christoffersen	65,500	65,500	*
Jeffrey Diamond(8)	115,500	130,054	*
Robert H. Kidd	70,500	70,500	*
Chandrashekar M. Reddy	67,167	198,722	*
Directors and Named Executive Officers as a group (13 persons)(5)(8)	982,178	1,203,417	3.2%

*	Less than one percent (1%)

(1)	Based on information contained in a Schedule 13F filed June 30, 2007.

(2)	Terminated employment May 16, 2007.

(3)	Terminated employment October 31, 2006.

(4)	Terminated employment July 31, 2006.

(5)	Includes 3,273 shares of common stock held by Mr. Frisk.

(6)	Terminated employment July 31, 2007.

(7)	Total number of shares of common stock beneficially owned based on information available as of termination date.

(8)	Includes 14,554 shares owned by Diamond Family Trust, a trust established for the benefit of Mr. Diamond and his family.

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

See the disclosure under the caption entitled “Change of Control and Severance Agreements” and “Employment Agreements,” and Note 14 “Related Party Transactions.”

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
Linda Millage
Principal Accounting Officer

Date: September 4, 2007

This report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated as required by the Securities Exchange Act of 1934.

Name		Title	Date

/s/ Elias Antoun Elias Antoun		President, Chief Executive Officer and Director	September 4, 2007

** Jon Castor		Director	September 4, 2007

** Chieh Chang		Director	September 4, 2007

** Tim Christoffersen		Director	September 4, 2007

** Jeffrey Diamond		Chairman of the Board	September 4, 2007

** Robert H. Kidd		Director	September 4, 2007

** Chandrashekar M. Reddy		Director	September 4, 2007

**Power of Attorney

By:	/s/ Jeffrey Lin Jeffrey Lin, as attorney in fact

EXHIBIT INDEX

Exhibit
Number		Exhibit Description

2	.1(1)	Agreement and Plan of Merger and Reorganization, dated as of September 27, 2001, by and between Genesis Microchip Incorporated and Sage, Inc.
2	.2(1)	Share Exchange and Arrangement Agreement and Plan of Arrangement by and among the Registrant, Genesis Microchip Nova Scotia Corp., and Genesis Microchip Incorporated.
2	.3(2)	Agreement and Plan of Merger, dated as of March 17, 2003, among Genesis Microchip Inc., Display Acquisition Corporation and Pixelworks, Inc. (with Forms of Voting Agreements).
3	.1(1)	Certificate of Incorporation of the Registrant.
3	.2(3)	Amended and Restated Bylaws of the Registrant.
3	.3(4)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.
4	.1(1)	Form of Common Stock Certificate of the Registrant.
4	.2(4)	Preferred Stock Rights Agreement, dated as of June 27, 2002, between the Registrant and Mellon Investor Services, L.L.C., as amended on March 16, 2003.
10	.1(5)*	Offer Letter of Employment with Anders Frisk, dated February 15, 2000.
10	.2(5)*	Separation Agreement and Release with Chandrashekar Reddy.
10	.3(5)*	Consulting Agreement with Chandrashekar Reddy.
10	.4(6)*	1987 Stock Option Plan.
10.5		Intentionally omitted.
10	.6(21)*	1997 Employee Stock Purchase Plan, as last amended on August 24, 2005.
10	.7(21)*	1997 Non-Employee Stock Option Plan.
10	.8(21)*	2000 Nonstatutory Stock Option Plan.
10	.9(21)*	2001 Nonstatutory Stock Option Plan.
10	.10(6)*	Paradise Electronics, Inc. 1997 Employee Stock Option Plan.
10	.11(6)*	Sage, Inc. Second Amended and Restated 1997 Stock Plan.
10	.12(6)*	2001 Employee Stock Purchase Loan Plan (for non-officers).
10	.13(7)*	Offer Letter with Michael Healy.
10	.14(8)*	CFO “Tier 1” Change of Control Severance Agreement with Michael Healy.
10	.15(8)*	CEO “Tier 1” Change of Control Severance Agreement with Elias Antoun.
10	.15(8)*	Form of director and officer indemnification agreement.
10	.16(9)*	2003 Stock Plan.
10	.17(10)*	Form of 2000 Nonstatutory Stock Option Plan Stock Option Agreement with Nonemployee Directors.
10	.18(10)*	Form of 2000 Nonstatutory Stock Option Plan International Stock Option Agreement.
10	.19(10)*	Form of 2000 Nonstatutory Stock Option Plan Stock Option Agreement for China.
10	.20(11)*	Amendment No. 1 to Separation Agreement and Release with Chandrashekar Reddy, dated November 10, 2004.
10	.21(12)*	Offer Letter of Employment with Elias Antoun, dated November 10, 2004.
10	.22(13)*	1997 Employee Stock Option Plan, as amended on September 19, 2005, and form of Notice of Grant of Restricted Stock Units.
10	.24(14)*	Offer Letter with Behrooz Yadegar, dated April 11, 2006.
10	.25(15)*	Fiscal Year 2007 Executive Bonus Plan, dated June 10, 2006.
10	.26(16)*	Separation Agreement and Release with Tzoyao Chan, dated July 27, 2006
10	.27(17)*	Offer Letter with Hildy Shandell, dated August 30, 2006
10	.28(17)*	Change in Control Severance Agreement with Hildy Shandell, dated September 12, 2006

Exhibit
Number		Exhibit Description

10	.29(18)	Lease Agreement and Lease Rider Agreement with Transamerica Occidental Life Insurance Company, dated September 18, 2006.
10	.30(19)*	Separation Agreement and Release with Raphael Mehrbians, dated October 20, 2006.
10	.31(20)	Settlement and License Agreement with Silicon Image, Inc., dated December 21, 2006.
10	.32(8)*	“Tier 2” Change of Control Agreement with Anders Frisk.
10	.33(8)*	Form of “Tier 2” Change of Control Severance Agreement.
21		Subsidiaries.
23.1		Consent of Independent Registered Accounting Firm.
31.1		Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2		Certification of Principal Accounting Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1		Certification of Chief Executive Officer and Principal Accounting Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-72202) filed with the Securities and Exchange Commission on October 25, 2001, as amended.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2003.

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 1, 2002, as amended.

(4)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A12G filed with the Securities and Exchange Commission on August 5, 2002, as amended by the Registrant’s Statement on Form 8-12G/A filed with the Securities and Exchange Commission on March 31, 2003.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities Exchange Commission on June 20, 2003.

(6)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Securities Exchange Commission on February 21, 2002.

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on February 13, 2004.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2007.

(9)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Securities Exchange Commission on October 15, 2003.

(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on November 9, 2004.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on November 15, 2004.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on November 19, 2004.

(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on November 8, 2005.

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on May 10, 2006.

(15)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities Exchange Commission on June 14, 2006.

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on August 1, 2006.

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on September 18, 2006.

(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on September 19, 2006.

(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on October 23, 2006.

(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on December 22, 2006.

(21)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities Exchange Commission on June 12, 2007.

*	Identifies a management contract or compensatory plan of arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of this report.