Form 10-Q
period 2007-09-30
GENESIS MICROCHIP INC /DE
filed 2007-11-08
CIK 1161396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2007

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

There were 37,471,717 shares of the registrant’s common shares issued and outstanding as of October 31, 2007.

GENESIS MICROCHIP INC.
FORM 10-Q
THREE AND SIX MONTHS ENDED September 30, 2007

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

GENESIS MICROCHIP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except per share amounts)

	September 30, 2007(unaudited)	March 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$128,239	$123,701
Short-term investments	54,596	64,549
Accounts receivable trade, net of allowance for doubtful accounts of nil at September 30 and March 31	30,216	19,455
Inventories	14,896	16,424
Prepaids and other	6,650	6,324
Total current assets	234,597	230,453

Property and equipment, net of accumulated depreciation of $33,651 at September 30 and $ 32,450 at March 31	14,963	16,238
Intangible assets, net	6,641	5,006
Goodwill	84,405	84,405
Deferred income taxes	299	252
Other long-term assets	6,252	15,360
Total assets	$347,157	$351,714

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,631	$6,759
Accrued liabilities	18,376	14,888
Income taxes payable	8,774	6,698
Total current liabilities	41,781	28,345
Stockholders’ equity:
Capital stock:
Preferred stock:
Authorized - 5,000 preferred shares, $0.001 par value
Issued and outstanding - none at September 30 and at March 31	-	-
Common stock:
Authorized - 100,000 common shares, $0.001 par value
Issued and outstanding - 37,472 shares at September 30 and 37,097 shares at March 31	37	37
Additional paid-in capital	475,291	465,744
Treasury shares	(833)	(833)
Cumulative other comprehensive loss	(94)	(94)
Deficit	(169,025)	(141,485)
Total stockholders’ equity	305,376	323,369
Total liabilities and stockholders’ equity	$347,157	$351,714

See accompanying notes to condensed consolidated financial statements.

GENESIS MICROCHIP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	September 30		September 30
	2007	2006	2007	2006
Revenues	$57,505	$69,009	$101,489	$124,908
Cost of revenues (1)	38,448	38,225	65,479	71,465
Gross profit	19,057	30,784	36,010	53,443

Operating expenses:
Research and development (2)(4)	16,009	17,401	32,242	32,318
Selling, general and administrative (3)	12,515	15,314	25,373	30,136
Total operating expenses	28,524	32,715	57,615	62,454
Loss from operations	(9,467)	(1,931)	(21,605)	(9,011)
Interest and other income (loss)
Interest income	2,347	2,212	4,668	4,376
Gain (loss) on investment	(8,690)	-	(8,690)	3,217
Total interest and other income (loss)	(6,343)	2,212	(4,022)	7,593
Income (loss) before income taxes	(15,810)	281	(25,627)	(1,418)
Provision for (recovery of) income taxes	1,022	173	1,913	(2,966)
Net income (loss)	$(16,832)	$108	$(27,540)	$1,548

Earnings (loss) per share:
Basic	$(0.45)	$0.00	$(0.74)	$0.04
Diluted	$(0.45)	$0.00	$(0.74)	$0.04

Weighted average number of common shares outstanding:
Basic	37,437	36,437	37,290	36,220
Diluted	37,437	36,840	37,290	36,664

(1) Amount includes stock-based compensation	$184	$371	$348	$799

(2) Amount includes stock-based compensation	$1,633	$2,467	$3,483	$4,358

(3) Amount includes stock-based compensation	$1,671	$2,279	$3,571	$5,302

(4) Amount includes amortization of intangibles related to acquisitions	$50	$507	$100	$989

See accompanying notes to condensed consolidated financial statements.

GENESIS MICROCHIP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Six Months Ended September 30,
	2007	2006
Cash flows from (used in) operating activities:
Net income (loss)	$(27,540)	$1,548
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	6,922	4,058
Amortization of intangible assets	590	1,166
Stock-based compensation	7,402	10,459
Deferred income taxes	(47)	(4,674)
Gain (loss) on investment	8,690	(3,217)
Other	-	250
Change in operating assets and liabilities, net of amounts acquired:
Accounts receivable trade	(10,761)	(4,896)
Inventories	1,528	(8,136)
Prepaids and other	(326)	(418)
Accounts payable	7,872	(1,806)
Accrued liabilities	3,745	(6,199)
Income taxes payable	2,076	1,642
Net cash provided by (used in) operating activities	151	(10,223)
Cash flows provided by (used in) investing activities:
Purchase of short-term investments	(38,071)	(44,835)
Proceeds on maturity of short-term investments	48,024	46,690
Additions to property and equipment	(3,011)	(1,926)
Proceeds on sale of investment	-	3,919
Additions to mask sets	(2,475)	(1,344)
Additions to intangible assets	(2,225)	(995)
Net cash from (used in) investing activities	2,242	(1,509)
Cash flows from financing activities:
Proceeds from issue of common stock	2,145	4,500
Net cash provided by financing activities	2,145	4,500

Increase (decrease) in cash and cash equivalents	4,538	(4,214)
Cash and cash equivalents, beginning of period	123,701	154,630
Cash and cash equivalents, end of period	$128,239	$150,416

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and according to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Consequently, they do not include all of the information and footnotes required by GAAP for a complete set of annual financial statements. The accounting policies we have applied for the three and six months ended September 30, 2007 are consistent with those at March 31, 2007, except as outlined in Note 2. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended March 31, 2007, that are included in our most recent Annual Report on Form 10-K/A filed with the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements reflect all adjustments, consisting solely of normal, recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. The results of operations for the three and six months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full fiscal year or for any other period.

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

The Company annually reviews the carrying values of its property and equipment by comparing the carrying amount of the asset to the expected future cash flows to be generated by the asset. If the carrying value exceeds the estimated amount recoverable, a write-down equal to the excess of the carrying value over the asset’s fair value is charged to the consolidated statements of operations.

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

3. Stock-based compensation

During the three and six months ended September 30, 2007, the Company recognized stock-based compensation expense of $3,488 and $7,402, respectively, related to stock options, restricted stock units and employee stock purchase plans granted to employees and directors. The Company has not capitalized any stock-based compensation costs as part of the cost of an asset. There were no tax benefits recognized related to the compensation cost for share-based payments.

During the three and six months ended September 30, 2006, the Company recognized stock-based compensation expense of $5,117 and $10,459, respectively, related to stock options, restricted stock units and employee stock purchase plans granted to employees and directors.

The fair value of stock-based compensation was determined using the Black-Scholes option-pricing model using a dividend yield of 0% and the assumptions noted in the following table:

	Three Months Ended September 30		Six Months Ended September 30
	2007	2006	2007	2006

Stock Option Plans:
Risk-free interest rates	4.2%	4.6%	4.9%	5.1%
Volatility	54%	66%	55%	71%
Expected life in years	4.25	4.25	4.25	4.25
Employee Stock Purchase Plans:
Risk-free interest rates	4.1%	5.0%	4.1%	5.0%
Volatility	41%	53%	41%	53%
Expected life in years	0.75	0.75	0.75	0.75

The Company uses historical volatility as a basis for projecting the expected volatility of the underlying stock and estimates the expected life of its stock options based upon historical data. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The weighted average grant date fair values of options granted during the three and six months ended September 30, 2007 were $4.21 and $4.24 respectively. The weighted average fair values of options granted during the three and six months ended September 30, 2006 were $6.71 and $7.12 respectively.

Summary of Stock Options
Details of stock option transactions are as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)
Outstanding, March 31, 2007	6,354	$15.61	5.90
Granted	358	8.67
Exercised	(21)	7.30
Forfeited	(133)	15.12
Expired	(192)	15.07
Outstanding, June 30, 2007	6,366	$15.27	5.67
Granted	5	8.96
Exercised	(40)	7.08
Forfeited	(170)	12.41
Expired	(434)	18.37
Outstanding, September 30, 2007	5,727	$15.18	5.43
Exercisable, March 31, 2007	4,239	$16.52	5.72
Exercisable, June 30, 2007	4,351	$16.47	5.52
Exercisable, September 30, 2007	4,067	$16.28	5.30

Summary of Restricted Stock Units
Details of restricted stock unit transactions are as follows:

	Number of Units (in thousands)	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2007	689	$13.15
Granted	258	8.59
Vested	(63)	9.24
Forfeited	(18)	13.11
Nonvested at June 30, 2007	866	$11.73
Granted	51	8.39
Vested	(36)	7.98
Forfeited	(60)	11.61
Nonvested at September 30, 2007	821	$11.36

The Company’s policy is to satisfy stock option exercises and RSUs by issuing new shares of common stock. No cash was used by the Company to settle equity instruments granted under stock-based compensation arrangements.

On October 18, 2007, the Company commenced a tender offer to offer to exchange certain outstanding options for restricted stock units. Through the tender offer, the Company is giving employees the opportunity to exchange some or all of their outstanding options with an exercise price greater than or equal to $12.26 per share (which approximates the 52-week high of our per share stock price), that were granted prior to December 1, 2005 and were granted under the Company’s 1997 Employee Stock Option Plan, 1997 Non-Employee Stock Option Plan, 2000 Nonstatutory Stock Option Plan, 2001 Nonstatutory Stock Option Plan, the Paradise Electronics, Inc. 1997 Stock Option Plan and the Sage, Inc. Amended and Restated 1997 Stock Option Plan for restricted stock units. A total of 2,414,526 options to purchase shares are eligible to be tendered, in exchange for approximately 558,549 restricted stock units.

Under Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), we will recognize the incremental compensation cost of the restricted stock units granted in the offer. The incremental compensation cost will be measured as the excess, if any, of the fair value of each award of restricted stock units granted to employees in exchange for exchanged options, measured as of the date the restricted stock units are granted, over the fair value of the exchanged options, measured immediately prior to the cancellation. This incremental compensation cost will be recognized ratably over the vesting period of the restricted stock units. In the event that any of the restricted stock units are forfeited prior to their vesting due to termination of service, the compensation cost for the forfeited restricted stock units will not be recognized. The impact to the financial statements will depend on the participation rate and the assumptions used for the Black-Scholes pricing model at the date of exchange. However, the Company estimates that there will not be any material impact to the financial statements.

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

	Three Months Ended		Six Months Ended
	September 30		September 30
	2007	2006	2007	2006
Numerator for basic and diluted earnings (loss) per share:
Net income (loss)	$(16,832)	$108	$(27,540)	$1,548

Denominator for basic earnings (loss) per share:
Weighted average common shares	37,437	36,437	37,290	36,220

Basic earnings (loss) per share:	$(0.45)	$0.00	$(0.74)	$0.04

Denominator for diluted earnings (loss) per share:
Weighted average common shares	37,437	36,437	37,290	36,220
Stock options (1)	-	403	-	444

Shares used in computing diluted earnings (loss) per share	37,437	36,840	37,290	36,664

Diluted earnings (loss) per share:	$(0.45)	$0.00	$(0.74)	$0.04

Anti-dilutive potential common shares excluded
from above calculation	6,018	6,608	6,169	6,642

(1) For the three and six months ended September 30, 2007, excludes the effect of all stock options as they are anti-dilutive due to the loss reported in the period.

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

Revenues from unaffiliated customers by geographic region were as follows:

	Three Months Ended September 30		Six Months Ended September 30
	2007	2006	2007	2006
United States	$203	$683	$517	$841
China	19,080	26,230	33,154	51,782
Europe	1,351	9,213	3,782	14,791
Japan	10,701	6,351	17,185	11,832
South Korea	19,382	19,319	33,744	31,560
Taiwan	5,445	6,002	9,973	11,843
Rest of world	1,343	1,211	3,134	2,259
	$57,505	$69,009	$101,489	$124,908

Net long-lived assets by country were as follows:

	September 30, 2007	March 31, 2007
United States, including goodwill	$96,313	$94,716
Rest of world	14,448	16,103
	$110,761	$110,819

Customer concentration information

The following table shows the percentage of our revenues in each period that was derived from customers who individually accounted for more than 10% of revenues in that period:

	Three Months Ended September 30		Six Months Ended September 30
	2007	2006	2007	2006
Customer A	25%	20%	23%	18%
Customer B	-	12%	10%	12%
Customer C	14%	-	11%	-

The following table shows customers accounting for more than 10% of accounts receivable trade at September 30, 2007 and March 31, 2007:

	September 30, 2007	March 31, 2007
Customer 1	45%	36%
Customer 2	11%	-
Customer 3	-	13%

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

6. Inventories

Inventories consist of the following:

	September 30, 2007	March 31, 2007
Finished goods	$8,074	$11,596
Work-in-process	9,800	8,757
	17,874	20,353
Less: Inventory reserve	(2,978)	(3,929)
	$14,896	$16,424

The following table presents a roll forward of the inventory obsolescence reserve for the indicated periods:

	Three Months Ended September 30		Six Months Ended September 30
	2007	2006	2007	2006
Balance at beginning of period	$3,607	$3,756	$3,929	$3,665
Increase to provision	532	505	211	741
Write offs	(1,161)	(1,135)	(1,162)	(1,280)
Balance at end of period	$2,978	3,126	$2,978	3,126

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

	Three Months Ended		Six Months Ended
	September 30		September 30
	2007	2006	2007	2006
Balance at beginning of period	$379	$346	$210	$164
Increase to provision	465	-	721	260
Processed claims	(349)	(231)	(436)	(309)
Balance at end of period	$495	$115	$495	$115

8. Intangible assets

Intangible assets consist of the following:

	September 30, 2007
	Cost	Accumulated Amortization	Net
Acquired technology	$39,832	$(37,086)	$2,746
Patents	5,335	(1,440)	3,895
Other	500	(500)	—

Total	$45,667	$(39,026)	$6,641

	March 31, 2007
	Cost	Accumulated Amortization	Impairment	Net
Acquired technology	$48,792	$(44,009)	$(3,425)	$1,358
Patents	5,132	(1,484)	—	3,648
Other	500	(500)	—	—
Total	$54,424	$(45,993)	$(3,425)	$5,006

In the quarter ended December 31, 2006, the Company determined a triggering event occurred due to a decline in projected revenue for products which incorporate technology acquired from VM Labs in fiscal 2002, which required the Company to reassess the underlying value of the acquired technology. The Company engaged an independent valuation professional to assist with its measurement of fair value as part of the intangible asset impairment test. The recoverability of this asset was assessed by comparing its carrying amount with its estimated fair value using a discounted cash flow approach. An impairment was identified for which the Company recorded a non-cash impairment charge of $3,425 in the quarter ended December 31, 2006 prior to performing the goodwill impairment analysis.

Estimated future intangible assets’ amortization expense, based on current balances as of September 30, 2007, is as follows:

For the year ended March 31:
2008	$765
2009	1,479
2010	1,261
2011	921
2012	480
Thereafter	1,735
Total	$6,641

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

	September 30, 2007			March 31, 2007
	Cost	Impairment	Net	Cost	Impairment	Net
Goodwill	$84,405	$-	$84,405	$181,981	$(97,576)	$84,405

10. Other long-term assets

Other long-term assets consist of the following:

	September 30, 2007
	Cost	Accumulated Amortization	Impairment	Net
Investment	$10,190	$—	$(8,690)	$1,500
Production mask sets	11,405	(6,653)	—	4,752
Total	$21,595	$(6,653)	$(8,690)	$6,252

	March 31, 2007
	Cost	Accumulated Amortization	Net
Investment	$10,190	$—	$10,190
Production mask sets	8,930	(3,760)	5,170
Total	$19,120	$(3,760)	$15,360

In October 2007, Mobilygen Corp. (“Mobilygen”) completed an additional round of financing that indicated the value of the Company’s investment was impaired at September 30, 2007. Under the terms of the financing the preferred shares held by Genesis were converted to common shares. As a result, in the current quarter the Company recorded an impairment of $8,690, to write down the investment to its estimated fair value.

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

We adopted the provisions FIN 48 on April 1, 2007. No material adjustments in the reserve for unrecognized income tax benefits was recorded as a result of the implementation of FIN 48. At the adoption date of April 1, 2007, we had $6,340 of unrecognized tax benefits, $1,258 of which would affect our effective tax rate if recognized. As at June 30, 2007, there was no change in the balance of unrecognized tax benefit.

At September 30, 2007, we have $6,274 of unrecognized tax benefits. It is possible that this balance may decrease by approximately $238 in the next 12 months due to the settlement of an ongoing tax audit. These balances relate to certain non-deductible expenditures.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2007, we have approximately $519 of accrued interest and penalties related to uncertain tax positions.

The tax years from 1999 onwards remain open to examination in Canada and the tax years from 1995 onwards remain open to examination in the United States.

12. Related party transactions

In March 2006, Genesis made an equity investment in Mobilygen and Elias Antoun, our president and CEO, joined Mobilygen’s Board of Directors.

In March 2006, we entered into a cross-licensing agreement with Mobilygen, a privately held company that is developing H.264 and other video codec solutions for mobile devices. The agreement allows for both companies access to certain technologies for select markets and enables them to jointly define future products to complement existing product portfolios.

In October 2007, Mobilygen completed an additional round of financing that indicated the value of the Company’s investment was impaired at September 30, 2007. Under the terms of the financing the preferred shares held by Genesis were converted to common shares. As a result, in the current quarter the Company recorded an impairment of $8,690, to write down the investment to its estimated fair value.

The investment in Mobilygen is recorded within other long term assets. No financial transactions were undertaken with Mobilygen during the three and six months ended September 30, 2006.

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

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a general discussion of our target markets, the nature of our products, and some of the business issues we are facing as a company. Next, we address the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then discuss our Results of Operations for the three and six month periods ended September 30, 2007 and September 30, 2006 as viewed through the eyes of our management. Lastly, we provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments. This MD&A should be read in conjunction with the other sections of this Quarterly Report on Form 10-Q. Dollars are in thousands unless otherwise noted.

OVERVIEW

We develop and market image-processing and image enhancing solutions. We design, develop and market integrated circuits that receive and process digital video and graphic images. In addition, Genesis is a leader in the emerging DisplayPort digital interface standard with products that enable a high performance, cost-effective, and scalable interface between and among PC and CE devices, and that is ideal for connecting a PC or TV display to sources of video, graphical, and audio content. We also supply reference boards and designs that incorporate our software and proprietary integrated circuits, or chips. Our products are primarily used in large-area liquid crystal displays (“LCDs”). These displays may be used in desktop monitor applications or other types of display devices, including LCD TVs, Plasma TVs, Rear Projection TVs, Digital CRT TVs, DVD players and AVRs (Audio/Video Receivers).

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

The LCD computer monitor and flat panel TV industries are very competitive and growth industries like ours tend to attract new entrants. The average selling prices of monitor display controllers, despite increased functionality, have declined by more than 40% over the past two fiscal years. Our strategy is to lead the market by integrating new features and functions and by providing the highest image quality at a cost-effective price. Our goal is to deliver the desired feature-rich image quality through relationships with customers, patented technologies, effective chip design, software capabilities, and customer support. We also strive to become profitable by reducing product cost through efficient chip design and driving costs down throughout our supply chain.

Sales to distributors comprised approximately 30% of revenue for the three months ended September 30, 2007 and 28% for the six months ended September 30, 2007. We are also using distributor relationships to enable us to increase our market penetration of smaller customers with minimal incremental direct customer support.

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

•
We account for stock-based compensation in accordance with SFAS 123R, stock based compensation is estimated at the grant date based on the award’s fair-value as calculated by the Black-Scholes option-pricing model and is recognized as expense ratably over the requisite service period. The Black-Scholes model requires various judgmental assumptions including volatility, and expected option life. In addition, share-based compensation expense is adjusted to reflect estimated forfeiture rates. If any of the assumptions change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

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

•
We adopted the provisions of the Financial Standards Accounting Board (FASB) Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of April 1, 2007. FIN48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

Recent Accounting Pronouncements

Please refer to Note 14 of the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2007

REVENUE AND GROSS PROFIT

The following table shows unaudited statement of operations data for the three months ended September 30, 2007 and September 30, 2006:

	Three months ended September 30 (dollars in thousands)
	2007	2006
Total revenue	$57,505	$69,009
Gross profit	19,057	30,784
Gross profit percentage	33.1%	44.6%
Revenue by geography:
United States	$203	$683
China	19,080	26,230
Europe	1,351	9,213
Japan	10,701	6,351
South Korea	19,382	19,319
Taiwan	5,445	6,002
Rest of world	1,343	1,211
Total revenue	$57,505	$69,009

Total Revenues

Revenues for the three months ended September 30, 2007 decreased by 17% to $57,505 from $69,009 for the three months ended September 30, 2006. The revenue decline year over year is attributable to an 11% decrease in unit shipments to 15.1 million units for the quarter ended September 30, 2007 from 17.0 million units for the same period last year, as well as a decline in the average selling prices (“ASPs”) for our products of 6%. The decrease in unit shipments year over year is attributable to a loss in market share in both monitor and flat panel TV products. The LCD computer monitor and flat panel TV industries are very competitive and growth industries like ours tend to attract new entrants. The average selling prices of monitor display controllers, despite increased functionality, have declined by more than 40% over the past two fiscal years. Going forward we do not expect the decline in ASPs for these products to continue at the same pace.

Our products are designed for multiple applications. Therefore, we must estimate whether the chips we have sold are used in LCD monitors or flat-panel televisions. Estimated revenue from monitor controllers and licensing decreased to $22,365 for the quarter ended September 30, 2007 from $23,334 for the same period last year, due to lower unit shipments and a decline in ASPs. Our estimate of unit shipments into digital televisions and other related video devices decreased by 23%, compared to the same period last year. Estimated revenue from this market decreased by 23% to $35,140. During the second quarter of fiscal year 2008, we estimate that approximately 61% of total revenue was from TV and video products, compared with 66% for the same period last year. We expect revenue in the third quarter of fiscal 2008 to decrease slightly, due to seasonality.

Revenue in China decreased 27% in the quarter ended September 30, 2007 compared with the same period last year. The revenue decline year over year is mainly attributable to a loss in market share of monitor and TV products. Revenue in Europe decreased $7,862 year over year due to a loss of significant TV designs of one of our customers. Revenue in Japan increased $4,350 in the quarter ended September 30, 2007 compared to the same period last year due to customer design wins.

We continue to ship the majority of our product to customers located in Asia, and we expect most of our revenue to come from this region in the future.

Gross Profit

Gross profit for the three months ended September 30, 2007 was $19,057, representing a decrease of approximately 38% compared with the quarter ended September 30, 2006 gross profit of $30,784. Gross profit represented 33.1% of revenues for the three months ended September 30, 2007, compared with 44.6% for the same period last year. The decrease in the gross profit percentage is primarily due to a lower percentage of revenue from our higher margin business, increased pricing pressures on our products and the write off of certain mask sets, partially offset by royalty revenue received during the current quarter. We expect that our gross margins will continue to be under pressure during the next quarter.

OPERATING EXPENSES

Research and Development

	Three months ended
	September 30, 2007		September 30, 2006
	$000	% of Revenue	$000	% of Revenue
Research and development	$16,009	27.8%	$17,401	25.2%

Research and development expenses include costs associated with research and development personnel, application engineers, development tools, hardware and software licenses, prototyping and the amortization of acquired intangibles.

Research and development expenses for the three months ended September 30, 2007 were $16,009, compared with $17,401 for the three months ended September 30, 2006. The 8% decrease in research and development expenses in the current quarter is mainly due to the decrease in stock based compensation charges and amortization of acquired intangibles compared to the same period last year, partially offset by the impact of the depreciation of the U.S. dollar in the current period. The company continues to invest in the research and development of technologies addressing the television and video markets, especially the digital TV market and other related technologies, such as DisplayPort, a new digital interconnect standard, MCTitm by Faroudja, our motion compensation technology, and our universal demodulator technology for our digital television or “DTV” products. In addition, the mix of spending has changed, as we devote increasing resources to improving performance and integration of the more complex multimedia and video applications, especially digital TV technologies, while the focus within the monitor applications has moved more towards technologies supporting multi-function monitors. Genesis’ move towards lower geometry processes, including 0.13 micron and lower, for its highly integrated system-on-a-chip or “SOC” digital TV chips has also increased research and development spending.

Research and development expenses for the quarters ended September 30, 2007 and September 30, 2006 include stock based compensation charges of $1,633 and $2,467, respectively, and amortization of acquired intangibles of $50 and $507, respectively.

Selling, General and Administrative

	Three months ended
	September 30, 2007		September 30, 2006
	$000	% of Revenue	$000	% of Revenue
Selling, general and administrative	12,515	21.8%	15,314	22.2%

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

Selling, general and administrative expenses for the three months ended September 30, 2007 were $12,515, compared with $15,314 in the three months ended September 30, 2006. The decrease in selling, general and administrative expenses is mainly due to legal fees and legal settlement costs incurred in the prior year, as well as a decrease in stock-based compensation of $608, partially offset by the impact of the depreciation of the U.S. dollar in the current quarter.

Selling, general and administrative expenses for the quarters ended September 30, 2007 and September 30, 2006 include stock-based compensation charges of $1,671 and $2,279, respectively.

NON OPERATING INCOME AND EXPENSES

Interest and Other Income (Loss)

	Three months ended
	September 30, 2007	September 30, 2006
	$000	$000
Interest income	2,347	2,212
Loss on investment	(8,690)	-
Interest and other income (loss)	(6,343)	2,212

Interest income includes interest earned on cash, cash equivalents and short-term investments.

Interest income earned for the three months ended September 30, 2007 was $2,347compared with $2,212 for the three months ended September 30, 2006. The slight increase is due to higher average cash, cash equivalents and short-term investments during the second quarter of fiscal 2008 compared to the same period last year.

In the current quarter, the Company recorded an impairment of $8,690, to write down the Mobilygen investment to its estimated fair value.

Provision for Income Taxes

	Three months ended
	September 30, 2007	September 30, 2006
	$000	$000
Income tax expense	1,022	173

We recorded a net income tax expense of $1,022 for the three months ended September 30, 2007 compared to an expense of $173 for the three months ended September 30, 2006. The income tax expense for the three months ended September 30, 2007 was primarily due to Canadian withholding tax and Indian income taxes. Due to the expiration of the Indian tax holiday, the Indian subsidiary is now subject to normal taxation under the provisions of the domestic Indian tax statutes.

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

In September 2007, a new US Canada Treaty Protocol was signed, which proposes changes to the withholding tax rates applied to cross border interest payments between related parties. If ratified, withholding tax rates on interest payments between related parties would be reduced from the existing 10% to 7% in the first year following entry into force, 4% in the second year and 0% in the third and later years following entry into force. When ratified, this change would impact the interest withholding tax for such periods. We do not expect this protocol to be ratified in the current fiscal year.

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

SIX MONTHS ENDED SEPTEMBER 30, 2007

REVENUE AND GROSS PROFIT

The following table shows unaudited statement of operations data for the six months ended September 30, 2007 and September 30, 2006:

	Six months ended September 30 (dollars in thousands)
	2007	2006
Total revenue	$101,489	$124,908
Gross profit	36,010	53,443
Gross profit percentage	35.5%	42.8%
Revenue by geography:
United States	$517	$841
China	33,154	51,782
Europe	3,782	14,791
Japan	17,185	11,832
South Korea	33,744	31,560
Taiwan	9,973	11,843
Rest of world	3,134	2,259
Total revenue	$101,489	$124,908

Total Revenues

Revenues for the six months ended September 30, 2007 decreased by 19% to $101,489 from $124,908 for the six months ended September 30, 2006. The revenue decline year over year is attributable to a 15% decrease in unit shipments to 28.0 million units for the six months ended September 30, 2007 from 33.0 million units for the same period last year, as well as the declining average selling prices (“ASPs”) of 4%. The decrease in unit shipments year over year is attributable to a loss in market share in both monitor and flat panel TV products. The LCD computer monitor and flat panel TV industries are very competitive and growth industries like ours tend to attract new entrants. The average selling prices of monitor display controllers, despite increased functionality, have declined by more than 40% over the past two fiscal years. Going forward we do not expect the decline in ASPs for these products to continue at the same pace.

Our products are designed for multiple applications. Therefore, we must estimate whether the chips we have sold are used in LCD monitors or flat-panel televisions. Estimated revenue from monitor controllers and licensing decreased to $43,733 for the six months ended September 30, 2007 from $47,839 for the same period last year, due to lower unit shipments. Our estimate of unit shipments into digital televisions and other related video devices decreased by 23%, compared to the same period last year. Estimated revenue from this market decreased by 25% to $57,571. For the six months ended September 30, 2007, we estimate that approximately 57% of total revenue was from TV and video products, compared with 62% for the same period last year.

Revenue in China decreased 36% in the six months ended September 30, 2007 compared with the same period last year. The revenue decline year over year is mainly attributable to a loss in market share of monitor and TV products. Revenue in Europe decreased 74% year over year due to a loss of significant TV designs of one of our customers. Revenue in Japan increased 45% in the six months ended September 30, 2007, compared to the same period last year due to customer design wins.

We continue to ship the majority of our product to customers located in Asia, and we expect most of our revenue to come from this region in the future.

Gross Profit

Gross profit for the six months ended September 30, 2007 was $36,010, representing a decrease of approximately 33% compared with the six months ended September 30, 2006 gross profit of $53,443. Gross profit represented 35.5% of revenues for the six months ended September 30, 2007, compared with 42.8% for the same period last year. The decrease in the gross profit percentage is primarily due to a lower percentage of our higher margin business, increased pricing pressures on our products and the write off of certain mask sets, partially offset by a decrease in inventory reserves and royalty revenue received during the six months ended September 30, 2007.

OPERATING EXPENSES

Research and Development

	Six months ended
	September 30,2007		September 30,2006
	$000	% of Revenue	$000	% of Revenue
Research and development	$32,242	31.8%	$32,318	25.9%

Research and development expenses include costs associated with research and development personnel, application engineers, development tools, hardware and software licenses, prototyping and the amortization of acquired intangibles.

Research and development expenses for the six months ended September 30, 2007 were $32,242, compared with $32,318 in the six months ended September 30, 2006. The company continues to invest in the research and development of technologies addressing the television and video markets, especially the digital TV market and other related technologies, such as DisplayPort, a new digital interconnect standard, MCTitm by Faroudja, our motion compensation technology, and our universal demodulator technology for our DTV products. In addition, the mix of spending has changed, as we devote increasing resources to improving performance and integration of the more complex multimedia and video applications, especially digital TV technologies, while the focus within the monitor applications has moved more towards technologies supporting multi-function monitors. Genesis’ move towards lower geometry processes, including 0.13 micron and lower, for its highly integrated SOC digital TV chips has also increased research and development spending. The lower stock based compensation and amortization of acquired intangibles charges were offset by increased investment in research and development of technologies addressing the television and video markets and the impact of the depreciation of the U.S. dollar during the six months ended September 30, 2007 compared to the same period last year.

Research and development expenses for the six months ended September 30, 2007 and September 30, 2006 include stock based compensation charges of $3,483 and $4,358, respectively, and amortization of acquired intangibles of $100 and $989, respectively.

Selling, General and Administrative

	Six months ended
	September 30,2007		September 30,2006
	$000	% of Revenue	$000	% of Revenue
Selling, general and administrative	25,373	25.0%	30,136	24.1%

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

Selling, general and administrative expenses for the six months ended September 30, 2007, were $25,373, compared with $30,136 in the six months ended September 30, 2006. The decrease in selling, general and administrative expenses is mainly due to legal fees and legal settlement costs incurred in the prior year, as well as a decrease in stock-based compensation of $1,731, during the six months ended September 30, 2007, partially offset by the impact of the depreciation of the U.S. dollar in the current period.

Selling, general and administrative expenses for the six months ended September 30, 2007 and September 30, 2006 include stock-based compensation charges of $3,571 and $5,302, respectively.

NON OPERATING INCOME AND EXPENSES

Interest and Other Income (Loss)

	Six months ended
	September 30, 2007	September 30, 2006
	$000	$000
Interest income	4,668	4,376
Gain (loss) on investment	(8,690)	3,217
Interest and other income (loss)	(4,022)	7,593

Interest income includes interest earned on cash, cash equivalents and short-term investments.

Interest income earned for the six months ended September 30, 2007 was $4,668 compared with $4,376 for the six months ended September 30, 2006. The increase is due to the combined effects of higher average cash, cash equivalents and short-term investments and higher interest rates during the six months ended September 30, 2007 compared to the same period last year.

In the quarter ending September 30, 2007, the Company recorded an impairment of $8,690, to write down the Mobilygen investment to its estimated fair value. The prior period relates to a gain of $3,217, on the disposal of our entire investment in the shares of Techwell, Inc. in conjunction with their initial public offering.

Provision for (Recovery of) Income Taxes

	Six months ended
	September 30, 2007	September 30, 2006
	$000	$000
Income tax expense (recovery)	1,913	(2,966)

We recorded a net expense of income taxes of $1,913 for the six months ended September 30, 2007 compared to a recovery of income taxes of $2,966 for the six months ended September 30, 2006. The income tax expense for the six months ended September 30, 2007 was primarily due to Canadian withholding tax and Indian income taxes. Due to the expiration of the Indian tax holiday, the Indian subsidiary is now subject to normal taxation under the provisions of the domestic Indian tax statutes. The income tax recovery for the six months ended September 30, 2006 was primarily driven by the impact of the strengthening of the Canadian dollar, which increased the value of the Canadian dollar denominated tax attributes and the favorable tax treatment of the sale of the Techwell investment, partially offset by Canadian withholding taxes.

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

In September 2007, a new US Canada Treaty Protocol was signed, which proposes changes to the withholding tax rates applied to cross border interest payments between related parties. If ratified, withholding tax rates on interest payments between related parties would be reduced from the existing 10% to 7% in the first year following entry into force, 4% in the second year and 0% in the third and later years following entry into force. When ratified, this change would impact the interest withholding tax for such periods until the current intercompany financing structure is wound up. We do not expect this protocol to be ratified before 2008.

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

	September 30, 2007	March 31, 2007
	(Dollars in thousands)
Cash and cash equivalents	$128,239	$123,701
Short-term investments	54,596	64,549
Total cash, cash equivalents and short-term investments	$182,835	$188,250
Working capital	$192,816	$202,108
Current ratio	5.61	8.13
Receivables days outstanding	48	46
Inventory turnover days	36	61

At September 30, 2007, cash equivalents and short-term investments totaled $182,835 compared with $188,250 at March 31, 2007. Our current ratio at September 30, 2007 was 5.61 compared to 8.13 at March 31, 2007. Net cash generated from operating activities was $151 for the six months ended September 30, 2007 compared with cash used in operating activities of $10,223 for the six months ended September 30, 2006.

Working capital generation of cash related primarily to the increase in accounts payable and accrued liabilities, offset by an increase in accounts receivable. Average days of inventory on hand at September 30, 2007 decreased to 36 days, compared to 61 days at March 31, 2007. The average inventory levels and inventory turns is impacted by a number of dynamic activities including the accuracy of customer forecasts, expected panel supplies, and pricing considerations. We expect inventory levels to increase at the end of the third quarter as our new products ramp into production. Accounts receivable increased by $10,761 in September 30, 2007 compared to March 31, 2007, reflecting the increase in revenue during the current quarter. Days sales outstanding (“DSO”) increased at September 30, 2007 to 48 days from 46 days at March 31, 2007. Our credit policy is to offer credit to customers only after examination of their creditworthiness. Our payment terms range from cash in advance of shipment, to payment ninety days after shipment. For the six months ended September 30, 2007, our three largest customers accounted for 44% of revenue, compared with the three largest customers for the six months ended September 30, 2006 which represented 40% of revenue. Net cash from investing activities was $2,242 during the six months ended September 30, 2007, compared with a use of cash of $1,509 during the six months ended September 30, 2006. The increase in cash was primarily due to an increase in net proceeds received on the maturity of short-term investments, partially offset by the proceeds on the sale of an investment during the six months ended September 30, 2006.

Net cash provided by financing activities was $2,145 for the six months ended September 30, 2007, and $4,500 for the six months ended September 30, 2006. These amounts represent funds received for the purchase of shares under the terms of our stock option and employee stock purchase plans.

Contractual Obligations

As of September 30, 2007, our principal commitments consisted of obligations outstanding under operating leases.  The aggregate minimum annual payments required under our lease obligations, excluding sub-lease income, by fiscal year are as follows:

	Payments Due By Fiscal Year (in thousands)
	TOTAL	2008	2009	2010	2011	2012
Operating Leases	$13,329	$2,880	$4,823	$2,647	$1,914	$1,065

Our lease agreements expire at various dates through calendar year 2012.

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

Changes in internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the second quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1A. RISK FACTORS

Our business involves risks and uncertainties. You should carefully consider the risks described below, together with all of the other information in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K/A for the year ended March 31, 2007 and other filings with the Securities and Exchange Commission in evaluating our business. If any of the following risks actually occur, our business, financial condition, operating results and growth prospects would likely be adversely affected. In such an event, the trading price of our common stock could decline, and you could lose all or part of your investment in our common stock. Our past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. These risks involve forward-looking statements and our actual results may differ substantially from those discussed in these forward-looking statements.

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

Our historical revenues and operating results have varied significantly from quarter to quarter. Moreover, our actual or projected operating results for some quarters may not meet the expectations of stock market analysts and investors, which may cause our stock price to decline. In addition to the factors discussed elsewhere in this “Risk Factors” section, a number of factors may cause our revenue to fall short of our expectations or cause fluctuations in our operating results, including:

•	Our ability to gain and maintain “design wins” with our customers and ramp up new designs into production volumes;

•	Changes in product costs, quality or manufacturing yields or available production capacity at our fabrication facilities;

•	Changes in our expected operating expenses;

•	Growth rate of the flat-panel TV and LCD monitor and DisplayPort product markets, our customers’ share of those markets, and the success of our customers’ products into which we are designed;

•	Seasonal consumer demand for flat-panel TV, high definition TV (“HDTV”) and LCD monitors into which our products are incorporated;

•	Changes in the mix of products we sell, product costs or pricing, or distribution channels;

•	Our inventory levels, and customer inventory levels of our products;

•	Increased competition and competitive pricing pressures;

•	The timing of new product introductions by us and our competitors;

•	Availability and pricing of panels and other components for flat-panel TVs and LCD monitors;

•	Foreign exchange rate fluctuations;

•	Factors that impact tax rates and;

•	General economic conditions and specific economic conditions to the advanced display and semiconductor markets.

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

•
In May 2007, Michael Healy, our Chief Financial Officer, resigned. Linda Millage is currently serving as our interim Principal Accounting Officer in addition to her role as Senior Director of Finance and Worldwide Controller. Effective as of November 5, 2007, we appointed Rick Martig as Chief Financial Officer.

•	In June 2007, Anders Frisk, our Executive Vice President, resigned and his responsibilities have been assigned to Hildy Shandell and other executive management.

•	In November 2007, Robert Haefling, our General Manager and Senior Vice President, Display Port, joined the company.

In addition, we have added new key technical personnel and have lost key longer service technical personnel. We have experienced, and may continue to experience, difficulty in hiring and retaining candidates with appropriate qualifications.

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

We were not profitable in the quarter ended September 30, 2007and we have not been profitable since fiscal year 2006. Our net loss for the quarter ended September 30, 2007 was approximately $16.8 million. As of September 30, 2007, we had an accumulated deficit of approximately $169.0 million. Returning to profitability will depend in large part on our ability to generate and sustain increased revenue levels in future periods. We also need to reduce operating expenses to a level commensurate with our revenues, while successfully executing our product development strategy. As a result, we have and expect that we may continue to implement cost reductions through reductions-in-force, outsourcing, and the like. These efforts may be more costly than we expect and we may not be able to increase our revenue enough to offset our operating expenses. We may not succeed in returning to profitability and could incur losses in future periods and, even if we do return to profitability, we may not be able to maintain or increase our level of profitability. If we cannot increase our revenue at a greater rate than our expenses, we will not become profitable.

We must sell our current products in greater volumes, or introduce new products with improved margins.

Average selling prices for our products have declined in the past, in many cases significantly, while many of our costs are fixed, and we expect the average selling prices for our products to continue to decline in the future. When average selling prices decline, our revenues decline unless we are able to sell more units, and our gross margins decline unless we are able to reduce our manufacturing and/or other supply chain costs by a commensurate amount. We, therefore, need to sell our current products in greater volumes to offset the decline in their ASPs, and introduce new products that have improved gross margins.

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

To compete successfully, we must develop new products and improve our existing products at the same pace or ahead of our competitors. For example, in order to compete successfully in the digital television market, consumer electronics manufacturers must first select our products for incorporation into their digital televisions (giving us a so-called “design win”), and then we must be able to deliver those products in high volumes in a timely fashion. Manufacturers may not choose our digital television solution over our competitors’ solutions. We often incur significant expenditures on the development of a new product without any assurance that our product will be selected for a design win. Even if we are chosen, the design win may not result in any significant revenues to us, since sales of our products largely depend on the commercial success of our customers’ display products, and whether our customers are relying on us merely as a secondary source.

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

The markets for our products are highly concentrated. Our revenues are derived from a limited number of customers. Revenues from our largest five customers accounted for 63% of our revenues, with 25% of our revenues coming from our largest customer, for the quarter ended September 30, 2007. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. Any downturn in the business of our key customers or potential new customers could have a negative impact on our sales to such customers, which could adversely affect our net revenues and results of operations. We expect that a small number of customers will continue to account for a large amount of our revenues. The decision by any large customer to decrease or cease using our products would harm our business. For example, during fiscal year 2007, we lost significant TV designs with one of our largest customers. This loss has had a negative impact on our revenue and we expect that it will continue to negatively impact our revenue until we are able to regain design wins with that customer or other customers.

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

The concentration of our accounts receivable with a limited number of customers exposes us to increased credit risk and could harm our operating results and cash flows.

As of September 30, 2007 and March 31, 2007, we had two customers that each represented 10% or more of accounts receivable. The failure of any of these customers to pay these balances or any other customer to pay their outstanding balance would result in an operating expense and reduce our cash flows.

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

Our products are incorporated into flat-panel and CRT displays. Because the market for flat-panel displays is characterized by numerous new product introductions, our operating results may vary significantly from quarter to quarter. Our customers also experience seasonality in the sales of their products, which affects their orders of our products. Typically, the second half of the calendar year represents a disproportionate percentage of sales for our customers due to the holiday shopping period for consumer electronics products, and therefore, a disproportionate percentage of our sales. Historically revenues in the third fiscal quarter decrease from the second fiscal quarter due to seasonality. Also, our sales in the first quarter of the calendar year may be lower as a result of the Chinese New Year holiday in Asia. We expect these sales fluctuations to continue for the foreseeable future.

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

We derive a substantial percentage of our total revenues from sales by distributors of our products. During the quarter ended September 30, 2007, revenues and sales through distributors represented approximately 30% of our total revenue. We expect that our revenues will continue to depend, in part, on the performance of these distributors. We do not expect to have any long-term contracts or minimum purchase commitments with any of our distributors. In addition, our distributors may sell products that are competitive with ours, may devote more resources to those competitive products and may cease selling our products altogether. The distributors through whom we sell our products may not be successful in selling our products for reasons beyond our control. If any of the foregoing occurs, our operating results will suffer.

Selling to distributors reduces our ability to forecast sales and increases the complexity of our business. Since our distributors act as intermediaries between us and the companies using our products, we must rely on our distributors to accurately report inventory levels and production forecasts. These arrangements require us to manage a more complex supply chain and monitor the financial condition and creditworthiness of our distributors and customers and make it more difficult for us to predict demand for our products. Our failure to manage one or more of these challenges could result in excess inventory or shortages that could materially impact our operating results or limit the ability of companies using our semiconductors to deliver their products.

We subcontract our manufacturing, assembly and test operations.

We do not have our own fabrication facilities, assembly or testing operations. Instead, we rely on others to fabricate, assemble and test all of our products. We do not have any long-term supply contracts with any of these suppliers. Most of our products use silicon wafers manufactured by Taiwan Semiconductor Manufacturing Corporation. If we were required to obtain silicon wafers from other manufacturers, we could experience a material increase in the price we must pay for silicon wafers which could negatively impact our operating results. There are many risks associated with our dependence upon outside manufacturing, including:

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

If we do not achieve additional design wins in the future, our ability to grow will be seriously limited.

Our future success depends on developers of advanced display products designing our products into their systems. To achieve design wins, we must define and deliver cost-effective, innovative and integrated semiconductors. Once a supplier’s products have been designed into a system, the developer may be reluctant to change its source of components due to the significant costs associated with qualifying a new supplier. Accordingly, the failure on our part to obtain additional design wins with leading branded manufacturers or integrators, and to successfully design, develop and introduce new products and product enhancements could harm our business, financial condition and results of operations.

Achieving a design win does not necessarily mean that a developer will order large volumes of our products. A design win is not a binding commitment by a developer to purchase our products. Rather, it is a decision by a developer to use our products in the design process of that developer’s products. Developers can choose at any time to discontinue using our products in their designs or product development efforts. If our products are chosen to be incorporated into a developer’s products, we may still not realize significant revenues from that developer if that developer’s products are not commercially successful or if that developer chooses to qualify, or incorporate the products of, a second source.

Developers can choose at any time to discontinue using our products during the development process or stop ordering our products that have been in volume production which would negatively impact our revenues. Our products require licenses of third-party technology that may not be available to us on reasonable terms, or at all.

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

Most of our revenues come from sales to customers outside of the United States, particularly to equipment manufacturers located in South Korea, China, Europe, Japan and Taiwan. For the quarter ended September 30, 2007, sales to regions outside of the United States represented 99.6% of revenues. For that same period, sales to China and South Korea alone constituted 33% and 34%, respectively. These sales are subject to numerous risks, including:

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

The Sarbanes-Oxley Act of 2002 and other rules and regulations of the Securities and Exchange Commission and the National Association of Securities Dealers impose duties on us and our executives, directors, attorneys and independent registered public accountants. In order to comply with the Sarbanes-Oxley Act and other rules and regulations, we have evaluated our internal controls systems that require management to report on, and our independent auditors to attest to, our internal controls. If we are not able to maintain internal controls over financial reporting we may not be able to meet the requirements of Section 404. While we have met the requirements of Section 404 including the evaluation, documentation and testing of internal controls for the year ended March 31, 2007, we cannot be certain as to the future outcome of our testing and resulting remediation actions or the impact of the same on our operations. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements and we expect to continue to incur significant expenses in connection with this process. In the event that our Chief Executive Officer, Principal Accounting Officer or independent registered public accounting firm determine in the future that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions may be adversely affected and could cause a decline in the market price of our stock. In addition, current regulatory standards are subject to change, and additional standards may be imposed.

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

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1(1)	Agreement and Plan of Merger and Reorganization, dated as of September 27, 2001, by and between Genesis Microchip Incorporated and Sage, Inc.

2.2 (1)	Share Exchange and Arrangement Agreement and Plan of Arrangement by and among the Registrant, Genesis Microchip Nova Scotia Corp., and Genesis Microchip Incorporated.

2.3 (2)	Agreement and Plan of Merger, dated as of March 17, 2003, among Genesis Microchip Inc., Display Acquisition Corporation and Pixelworks, Inc. (with Forms of Voting Agreements).

3.1 (1)	Certificate of Incorporation of the Registrant.

3.2 (3)	Amended and Restated Bylaws of the Registrant.

3.3 (4)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.

4.1(1)	Form of Common Stock Certificate of the Registrant.

4.2 (4)	Preferred Stock Rights Agreement, dated as of June 27, 2002, between the Registrant and Mellon Investor Services, L.L.C., as amended on March 16, 2003.

10.1(5)*	Offer Letter of Employment with Anders Frisk, dated February 15, 2000.

10.2(5)*	Separation Agreement and Release with Chandrashekar Reddy.

10.3(5)*	Consulting Agreement with Chandrashekar Reddy.

10.4(6)*	1987 Stock Option Plan (including form of option agreement).

10.5(21)*	1997 Employee Stock Purchase Plan, as last amended on August 24, 2005 (including form of subscription agreement).

10.6 (21)*	1997 Non-Employee Stock Option Plan, as last amended on June 8, 2007.

10.7(23)*	Form of 1997 Non-Employee Stock Option Plan Stock Option Agreement.

10.8(6)*	Paradise Electronics, Inc. 1997 Employee Stock Option Plan.

10.9(6)*	Form of Paradise Electronics, Inc. 1997 Stock Option Plan Incentive Stock Option Agreement.

10.10 (6)*	Form of Paradise Electronics, Inc. 1997 Stock Option Plan Nonstatutory Stock Option Agreement.

10.11(6)*	Sage, Inc. Second Amended and Restated 1997 Stock Plan.

10.12 (23)*	Form of Sage, Inc. Second Amended and Restated 1997 Stock Plan Stock Option Agreement.

10.13 (13)*	1997 Employee Stock Option Plan, as amended on September 19, 2005 and form of Notice of Grant of Restricted Stock Units.

10.14 (23)*	Form of 1997 Employee Stock Option Plan Stock Option Agreement

10.15 (21)*	2000 Nonstatutory Stock Option Plan, as amended on June 8, 2007.

10.16 (10)*	Form of 2000 Nonstatutory Stock Option Plan Stock Option Agreement with Nonemployee Directors.

10.17 (10)*	Form of 2000 Nonstatutory Stock Option Plan International Stock Option Agreement.

10.18 (10)*	Form of 2000 Nonstatutory Stock Option Plan Stock Option Agreement for China.

10.19 (21)*	2001 Nonstatutory Stock Option Plan, as amended on June 8, 2007.

10.20 (6)*	Form 2001 Non-Statutory Stock Option Plan Restricted Stock Purchase Agreement

10.21 (24)*	2003 Stock Plan.

10.22 (22)	2007 Employee Stock Purchase Plan

10.23 (22)	Form of 2007 Employee Stock Purchase Plan Subscription Agreement

10.24 (22)*	2007 Equity Incentive Plan

10.25*	Form of 2007 Equity Incentive Plan Stock Option Agreement

10.26 (23)*	Form of 2007 Equity Incentive Plan Restricted Stock Unit

10.27 (23)*	Form of 2007 Equity Incentive Plan Restricted Stock Unit for Non-U.S. Participants

10.28 (5)*	2001 Employee Stock Purchase Loan Plan (for non-officers).

10.29 (7)*	Offer Letter with Michael Healy.

10.30 (8)*	CFO “Tier 1” Change of Control Severance Agreement with Michael Healy.

10.31 (8)*	CEO “Tier 1” Change of Control Severance Agreement with Elias Antoun.

10.32 (8)*	Form of director and officer indemnification agreement.

10.33 (11)*	Amendment No. 1 to Separation Agreement and Release with Chandrashekar Reddy, dated November 10, 2004.

10.34 (12)*	Offer Letter of Employment with Elias Antoun, dated November 10, 2004.

10.35 (14)*	Offer Letter with Behrooz Yadegar, dated April 11, 2006.

10.36 (15)*	Fiscal Year 2007 Executive Bonus Plan, dated June 10, 2006.

10.37 (16)*	Separation Agreement and Release with Tzoyao Chan, dated July 27, 2006

10.38 (17)*	Offer Letter with Hildy Shandell, dated August 30, 2006

10.39 (17)*	Change in Control Severance Agreement with Hildy Shandell, dated September 12, 2006

10.40 (18)	Lease Agreement and Lease Rider Agreement with Transamerica Occidental Life Insurance Company, dated September 18, 2006.

10.41(19)*	Separation Agreement and Release with Raphael Mehrbians, dated October 20, 2006.

10.42 (20)	Settlement and License Agreement with Silicon Image, Inc., dated December 21, 2006.

10.43 (8)*	“Tier 2” Change of Control Agreement with Anders Frisk.

10.44 (8)*	Form of “Tier 2” Change of Control Severance Agreement.

10.45 (25)	Summary of Compensation Plan of Non-Employee Board Members.

10.46 (25)*	Offer Letter with Linda Millage, effective May 1, 2007.

10.47*	Offer Letter with Rick Martig, effective November 5, 2007

10.48*	Change of Control Severance Agreement with Rick Martig, effective November 5, 2007

10.49*	Offer Letter with Robert Haefling, effective November 1, 2007

10.50*	Change of Control Severance Agreement with Robert Haefling, effective November 1, 2007

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Accounting Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Principal Accounting Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
__________

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-72202) filed with the Securities and Exchange Commission on October 25, 2001, as amended.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2003.

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 1, 2002, as amended.

(4)
Incorporated by reference to the Registrant’s Registration Statement on Form 8-A12G filed with the Securities and Exchange Commission on August 5, 2002, as amended by the Registrant’s Statement on Form 8-12G/A filed with the Securities and Exchange Commission on March 31, 2003.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities Exchange Commission on June 20, 2003.

(6)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Securities Exchange Commission on February 21, 2002.

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on February 13, 2004.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2007.

(9)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Securities Exchange Commission on October 15, 2003.

(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on November 9, 2004.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on November 15, 2004.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on November 19, 2004.

(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on November 8, 2005.

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on May 10, 2006.

(15)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities Exchange Commission on June 14, 2006.

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on August 1, 2006.

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on September 18, 2006.

(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on September 19, 2006.

(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on October 23, 2006.

(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on December 22, 2006.

(21)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities Exchange Commission on June 12, 2007.

(22)	Incorporated by reference to the Registrant’s Definitive Proxy Statement filed with the Securities Exchange Commission on September 7, 2007

(23)	Incorporated by reference to the Registrant’s Schedule TO-I filed with the Securities Exchange Commission on October 18, 2007

(24)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Securities Exchange Commission on October 15, 2003.

(25)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on August 9, 2007.

*	Identifies a management contract or compensatory plan of arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENESIS MICROCHIP INC.

By:	/s/ LINDA MILLAGE
Linda Millage
Principal Accounting Officer

(Authorized Officer to sign on behalf of Registrant & Principal Accounting Officer)
Date: November 8, 2007